Form 10QSB
period 1997-06-30
AVAX TECHNOLOGIES INC
filed 1997-08-14
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                       Commission file number ____________


                             AVAX TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

     DELAWARE                                                  13-3575874
 (State or other jurisdiction of incorporation             (I.R.S. Employer
         or organization)                                  Identification No.)

                       4520 MAIN STREET, SUITE 930
                          KANSAS CITY, MISSOURI                     64111
                (Address of principal executive offices)         (Zip Code)

       Registrants's telephone number, including area code: (816) 960-1333
      Securities registered under Section 12 (b) of the Exchange Act: NONE
         Securities registered under Section 12 (g) of the Exchange Act:
                     COMMON STOCK,  PAR VALUE $.004 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 13, 1997, 3,563,874 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: [ ] Yes     [X] No

                             AVAX TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements
                   BALANCE SHEETS -- As of December 31, 1996
                    and June 30, 1997 (unaudited)                                                               Page 3

                   STATEMENTS OF OPERATIONS (unaudited) -- For the Three Months Ended June 30,
                    1996 and June 30, 1997, For the Six Months Ended June 30,
                    1996 and June 30, 1997 and the Period from January 12, 1990
                    (Incorporation) through June 30,
                    1997                                                                                         Page 4
                         ------------------------------------------------------------------------------------
                   STATEMENTS OF CASH FLOWS (unaudited) -- For the Six
                    Months Ended June 30, 1996 and June 30, 1997 and the Period
                    from January 12, 1990 (Incorporation) through June 30, 1997                                  Page 5
                                                                                -----------------------------
                   Notes to Financial Statements                                                                 Page 6
                                                 ------------------------------------------------------------

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    Page 8


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                            Page 10
                                      -----------------------------------------------------------------------
         Item 2.  Change in Securities.                                                                         Page 10
                                         --------------------------------------------------------------------
         Item 3.  Defaults Upon Senior Securities.                                                              Page 10
                                                    ---------------------------------------------------------
         Item 4.  Submission of Matters to a Vote of Security Holders.                                          Page 10
                                                                        -------------------------------------
         Item 5.  Other Information.                                                                            Page 10
                                      -----------------------------------------------------------------------
         Item 6.  Exhibits and Reports on Form 8-K.                                                             Page 10
                                                     --------------------------------------------------------

Signatures                                                                                                      Page 11


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                                 Balance Sheets

                                                                                         DECEMBER 31,     JUNE 30,
                                                                                           1996            1997
                                                                                       ------------    ------------

ASSETS                                                                                  (SEE NOTE)     (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                          $ 13,832,179    $  9,707,661
   Marketable securities                                                                 6,134,853       8,182,100
   Common stock receivable from a related party                                          2,249,459       1,130,669
   Prepaid expenses and other current assets                                                61,285         154,970
                                                                                      ------------    ------------
Total current assets                                                                    22,277,776      19,175,400

Furniture and equipment, at cost                                                            45,777          71,689
   Less accumulated depreciation                                                             2,007           7,589
                                                                                      ------------    ------------
Net furniture and equipment                                                                 43,770          64,100
                                                                                      ============    ============
Total assets                                                                          $ 22,321,546    $ 19,239,500
                                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued liabilities                                           $    277,677    $    274,465
   Amount payable to preferred stockholders'                                             2,156,106       1,083,747
   Amount payable to Former Officer                                                         93,353          46,922
                                                                                      ------------    ------------
Total current liabilities                                                                2,527,136       1,405,134

Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B - 300,000 shares Series B convertible preferred stock:
        Issued and outstanding shares - 259,198 and 244,948 at December 31, 1996 and June 30, 1997, respectively (liquidation preference $34,991,730 and
       $33,067,980 at December 31, 1996 and June 30, 1997,
       respectively)                                                                         2,592           2,449
   Common stock, $.004 par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 3,111,158 and 3,518,250 at December 31,
       1996 and June 30, 1997, respectively)                                                12,445          14,073
   Additional paid-in capital                                                           24,002,882      24,001,321
   Subscription receivable                                                                  (4,026)         (2,280)
   Deferred Compensation                                                                  (963,424)       (828,874)
   Unrealized loss on marketable securities                                                 (2,037)           --
   Deficit accumulated during the development stage                                     (3,254,022)     (5,352,323)
                                                                                      ------------    ------------
Total stockholders' equity                                                              19,794,410      17,834,366
                                                                                      ============    ============
Total liabilities and stockholder's equity                                            $ 22,321,546    $ 19,239,500
                                                                                      ============    ============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

SEE ACCOMPANYING NOTES.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                            Statements of Operations
                                   (UNAUDITED)


                                                                                           PERIOD FROM
                                                                                          JANUARY 12, 1990
                                 THREE MONTHS ENDED            SIX MONTHS ENDED            (INCORPORATION)
                                       JUNE 30,                     JUNE 30,                  THROUGH
                                   1996       1997                1996       1997            JUNE 30, 1997
                                ----------     ----           -----------    ------        ----------------

Gain from sale of the Product
                                $      --      $      --      $      --      $      --      $ 1,951,000

Costs and expenses:
   Research and development
                                     94,604        590,013        177,378        969,782      3,322,091
   Marketing and selling               --             --             --             --          543,646
   General and administrative
                                    206,860        769,365        282,881      1,591,878      4,430,014
                                -----------    -----------    -----------    -----------    -----------
Total operating loss               (301,464)    (1,359,378)      (460,259)    (2,561,660)    (6,344,751)
Other income (expense):
   Interest income                   95,750        264,632        171,238        544,597      1,423,590
   Interest expense                (102,165)       (41,390)      (206,222)       (81,238)      (576,930)
   Other, net                        (8,331)          --           (9,834)          --          145,768
                                -----------    -----------    -----------    -----------    -----------
Total other income
  (expense)                         (14,746)       223,242        (44,818)       463,359        992,428
                                -----------    -----------    -----------    -----------    -----------
Net loss                           (316,210)    (1,136,136)      (505,077)    (2,098,301)    (5,352,323)
Amount payable for
   liquidation preference          (565,872)          --       (1,131,744)          --       (1,870,033)
                                -----------    -----------    -----------    -----------    -----------
Net loss attributable to
   common stockholders          $  (882,082)   $(1,136,136)   $(1,636,821)   $(2,098,301)   $(7,222,356)
                                ===========    ===========    ===========    ===========    ===========
Net loss per common share
                                $      (.29)   $      (.33)   $      (.55)   $      (.62)
                                ===========    ===========    ===========    ===========
Weighted average number of
   shares outstanding
                                $ 3,031,414      3,441,314      2,988,668      3,394,844
                                ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                             PERIOD FROM
                                                                                                           JANUARY 12, 1990
                                                                                                            (INCORPORATION)
                                                                           SIX MONTHS ENDED JUNE 30,           THROUGH
                                                                               1996            1997          JUNE 30, 1997
                                                                          ---------------- ----------------- -------------------

OPERATING ACTIVITIES
Net loss                                                                   $   (505,077)   $ (2,098,301)   $ (5,352,323)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                               59,471         140,132         370,395
     Gain from sale of the Product                                                 --              --        (1,951,000)
     Gain on sale of intellectual property                                         --              --              (787)
     Accretion of interest on common stock receivable                          (150,975)        (81,210)       (379,669)
     Accretion of  interest on amount payable to preferred stockholders
       and Former Officer                                                       150,975          81,210         379,669
     Loss on sale or abandonment of furniture and equipment                       8,156            --            37,387
     Issuance of common stock for services                                         --              --           147,000
     Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                              (12,793)        (93,685)       (154,970)
         Accounts payable and accrued liabilities                               (36,415)         (3,212)        274,465
         Amount payable to Former Officer                                          --              --            80,522
                                                                           ------------    ------------    ------------
Net cash used in operations                                                    (486,658)     (2,055,066)     (6,549,313)
INVESTING ACTIVITIES
Purchase of marketable securities and short-term investments                       --        (4,000,000)    (11,116,472)
Proceeds from sale of short-term investments                                       --         1,954,790       2,934,372
Purchases of furniture and equipment                                               --           (25,912)       (137,623)
Proceeds from sale of furniture and equipment                                      --              --             4,600
Organization costs incurred                                                        --              --            (1,358)
                                                                           ------------    ------------    ------------
Net cash used in investing activities                                              --        (2,071,122)     (8,316,481)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related party                           --              --           957,557
Principal payments on notes payable to related party                           (207,000)           --          (797,000)
Proceeds from loans payable                                                     400,000            --         1,389,000
Principal payments on loans payable                                          (1,050,000)           --        (1,389,000)
Payments for fractional shares from reverse splits and stock conversions
                                                                                   --               (76)            (76)
Financing costs incurred                                                        (36,000)           --           (90,000)
Payments received on subscription receivable                                        208           1,746           4,517
Proceeds received from exercise of stock warrants                                   375            --             6,250
Net proceeds received from issuance of preferred and common stock            22,347,403            --        24,492,207
                                                                           ------------    ------------    ------------
Net cash provided by financing activities                                    21,454,986           1,670      24,573,455
                                                                           ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                             20,968,328      (4,124,518)      9,707,661
Cash and cash equivalents at beginning of period                                    503      13,832,179            --
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of period                                 $ 20,968,831    $  9,707,661    $  9,707,661
                                                                           ============    ============    ============
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest Paid                                                             $    157,721    $         --    $    197,072
                                                                           ============    ============    ============

SEE ACCOMPANYING NOTES.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                    Notes to Financial Statements (UNAUDITED)
                For the Three and Six Months ended June 30, 1997



1.  DESCRIPTION OF BUSINESS

AVAX Technologies, Inc. (formerly Walden Laboratories, Inc.) (the Company) is a development stage biopharmaceutical company. The Company changed its name to AVAX Technologies, Inc. effective March 26, 1996.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional, dietary, medicinal and/or elixorative food supplement or drug and all of the related patents and other intellectual property. Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University ("TJU") to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other carcinomas.

In December 1996, the Company entered into a license agreement with Rutgers, The State University of New Jersey ("Rutgers") to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer and infectious diseases. In February 1997, the Company entered into a license agreement with The Texas A&M University System to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer.

The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval, and competition with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

2.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit, in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 1997 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ended December 31, 1997.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1996 and 1995 included in the Company's Registration Statement on Form SB-2, Registration No. 333-09349.


3. NET LOSS PER COMMON SHARE

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods, retroactively adjusted to reflect the reverse stock splits described below. The weighted average number of common shares outstanding have been calculated in accordance with Staff Accounting Bulletin 83 ("SAB 83") of the Commission. SAB 83 requires that shares of common stock, warrants and options issued one-year prior to the initial filing of a registration statement relating to an initial public offering at amounts below the public offering price be considered outstanding for all periods presented in the Company's registration statement. For purposes of calculating the loss per share, the private placement of Series B convertible preferred stock has been considered to be the equivalent of an initial public offering, and the initial public offering price was determined to be $3.92 per share by assuming that the preferred stock issued was immediately converted into common stock. Series A Convertible Preferred Stock, actually converted in June 1996, was included in the calculation of the weighted average number of shares for the year ended December 31, 1995, as if converted.

Prior to the first closing of a private placement on May 15, 1996, the Company effected a 1-for-2 reverse stock split of the Company's common stock. Pursuant to an amendment to the Company's Certificate of Incorporation dated May 7, 1997, a second 1-for-2 reverse split of the Company's common stock was effected as of the close of business on May 13, 1997. All outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect both 1-for-2 reverse stock splits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, including under the headings "Risk Factors" and elsewhere, including without limitation, risks relating to the early stage of the Company and its products under development, government regulation, dependence on third parties, patent risks, lack of manufacturing facilities and competition. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies for the treatment of cancer and other life-threatening diseases. In November 1995, the Company entered into a License Agreement with Thomas Jefferson University whereby the Company acquired the rights to an issued U.S. patent and certain patent applications covering a process for the modification of a patient's own tumor cells into a cancer vaccine. This process allows the Company to produce an autologous cell vaccine (an "AC Vaccine") that attempts to stimulate the patient s immune system to eliminate the cancer. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will conduct substantial research and development of the AC Vaccine technology, including, without limitation, Phase III clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is enrolling patients for its Phase II clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd, the inventor of the AC Vaccine technology and Chairman of the Company's Scientific Advisory Board. It is also expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources on the establishment of laboratory facilities for the manufacture of its products. See "Business--Technology Applications and Product Candidates," "Research and Development" and "Manufacturing and Marketing."

In connection with the Company's strategy to acquire, develop and commercialize other potential biotechnology products and technologies, the Company has licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey (collectively, "Rutgers"), certain patent applications relating to a series of compounds for the potential treatment of cancer and infectious diseases (the "Rutgers License"). The Company also has licensed from The Texas A&M University System ("Texas A&M"), an issued U.S. patent and certain patent applications relating to a series of compounds for the potential treatment of cancer (the "Texas A&M License"). Pursuant to the Rutgers License and the Texas A&M License (and under its related sponsored research agreements with each of Rutgers and Texas A&M), the Company intends to expend substantial resources on the research and development of these compounds.

While there can be no assurance, the Company may acquire additional products and technologies during the next 12 months, which may or may not be in the cancer immunotherapy field. Should the Company acquire such additional products or technologies, it is anticipated that such additional products or technologies will require substantial resources for research, development and clinical evaluation. However, there can be no assurance that the Company will be able to obtain the additional financing necessary to acquire and develop such additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which would or could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In such event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations

During the past 12 months, the Company hired five new employees and it anticipates that over the next 12 months it may hire additional employees, and may establish facilities for the clinical development and manufacture of the AC Vaccine products or any other technologies which may have been, or may be, acquired. The timing and cost of hiring any additional employees or the establishment of any such facility may vary depending on need and cannot currently be predicted with any certainty.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $5,352,323 as of June 30, 1997. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax(TM), and other preclinical studies and clinical trials for other products that may arise from the AC Vaccine technology and from the compounds licensed from Rutgers and Texas A&M and other products that it may acquire or develop.

The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 18-30 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. However, since the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the Company will be able to meets its business objectives under its current operations plan and/or not need to raise additional capital. Since the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available.

The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax(TM) product does not currently generate revenue and the Company does not expect to achieve revenues from this or other products for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax(TM) or any other products that it may develop.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  None.

ITEM 2.           CHANGE IN SECURITIES.
                  On May 7, 1997, the Company filed an amendment to its Certificate of Incorporation to effectuate a two-for-one reverse stock split of the Common Stock of the Company (the "Reverse Stock Split"). As a result of this reverse stock split, every two shares of Common Stock, par value $.002 per share issued and outstanding at the close of business on May 13, 1997 was automatically reclassified, and became one share of Common Stock, par value $.004 per share, of the Company.

                  The conversion price of the Series B Convertible Preferred Stock was adjusted, effective June 11, 1997, to $3.83 per share, which corresponds to a new conversion rate of 26.0875 shares of Common Stock per share of Series B Preferred Stock. Cash was paid in lieu of the issuance of any fractional shares that otherwise would have been issuable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.
                  In connection with the Reverse Stock Split, the Company solicited and received written consents from a majority of the holders of Common Stock and Series B Convertible Preferred Stock of the Company.

ITEM 5.  OTHER INFORMATION.
                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                  (A) EXHIBITS:

                  + 10.16    Sponsored Research Agreement dated May 2,
                             1997, by and between the Registrant and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.

                  + 10.17    Sponsored Research Agreement dated May 12,
                             1997, by and between the Registrant and Rutgers, The Texas A&M University System.

                    11.1     Statement Concerning Computation of Per Share
                             Earnings.

                    27.1     Financial Data Schedule.

                  + Confidential treatment has been requested as to certain portions of these exhibits. Such portions have been redacted.

                  (B) REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVAX Technologies, Inc.
                                                  (Registrant)


Date:    August 14, 1997
                                             /s/ Jeffrey M. Jonas, M.D.
                                               Jeffrey M. Jonas, M.D.
                                          President and Chief Executive Officer


Date:    August 14, 1997
                                           /s/ David L. Tousley
                                          David L. Tousley
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)