Form 10QSB
period 1997-09-30
AVAX TECHNOLOGIES INC
filed 1997-11-14
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                       Commission file number ____________

                       -----------------------------------

                             AVAX TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                          13-3575874
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

       4520 Main Street, Suite 930
          Kansas City, Missouri                                 64111
(Address of principal executive offices)                      (Zip Code)

       Registrants's telephone number, including area code: (816) 960-1333

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of November 6, 1997, 4,367,087 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: [_] Yes        [X] No

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements
                BALANCE SHEETS -- As of December 31, 1996
                 and September 30, 1997 (unaudited) ....................  Page 3
                STATEMENTS OF OPERATIONS (unaudited) -- For the
                 Three Months Ended September 30, 1996 and
                 September 30, 1997, For the Nine Months Ended
                 September 30, 1996 and September 30, 1997 and
                 the Period from January 12, 1990
                 (Incorporation) through September 30, 1997 ............. Page 4
                STATEMENTS OF CASH FLOWS (unaudited) -- For the
                 Nine Months Ended September 30, 1996 and
                 September 30, 1997 and the Period from January 12,
                 1990 (Incorporation) through September 30, 1997 .......  Page 5

                Notes to Financial Statements ..........................  Page 6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................  Page 8

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings. ...................................... Page 10
      Item 2.  Change in Securities. ................................... Page 10
      Item 3.  Defaults Upon Senior Securities. ........................ Page 10
      Item 4.  Submission of Matters to a Vote of Security Holders. .... Page 10
      Item 5.  Other Information. ...................................... Page 10
      Item 6.  Exhibits and Reports on Form 8-K. ....................... Page 10

Signatures ............................................................. Page 11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     AVAX Technologies, Inc.
              (formerly Walden Laboratories, Inc.)
                  (a development stage company)
                         Balance Sheets

                                                              December 31,   September 30,
                                                                  1996            1997
                                                             -----------------------------
ASSETS                                                         (See Note)       (Unaudited)
Current assets:
   Cash and cash equivalents                                 $ 13,832,179     $  7,951,213
   Marketable securities                                        6,134,853        9,074,708
   Common stock receivable from a related party                 2,249,459        1,173,601
   Prepaid expenses and other current assets                       61,285          116,259
                                                             -----------------------------
Total current assets                                           22,277,776       18,315,781

Furniture and equipment, at cost                                   45,777          278,626
   Less accumulated depreciation                                    2,007           11,085
                                                             -----------------------------
Net furniture and equipment                                        43,770          267,541
                                                             -----------------------------
Total assets                                                 $ 22,321,546     $ 18,583,322
                                                             =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                  $    277,677     $    349,567
   Amount payable to preferred stockholders                     2,156,106        1,124,896
   Amount payable to Former Officer                                93,353           48,705
                                                             -----------------------------
Total current liabilities                                       2,527,136        1,523,168

Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value:
     Authorized shares - 5,000,000, including
     Series B - 300,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 259,198 and
       219,575 at December 31, 1996 and September 30,
       1997, respectively (liquidation preference
       $34,991,730 and $29,642,625 at December 31,
       1996 and September 30, 1997, respectively)                   2,592            2,196
   Common stock, $.004 par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 3,111,158 and
       4,180,152 at December 31, 1996 and September 30,
       1997, respectively                                          12,445           16,720
   Additional paid-in capital                                  24,002,882       23,998,927
   Subscription receivable                                         (4,026)          (2,280)
   Deferred Compensation                                         (963,424)        (761,599)
   Unrealized loss on marketable securities                        (2,037)              --
   Deficit accumulated during the development stage            (3,254,022)      (6,193,810)
                                                             -----------------------------
Total stockholders' equity                                     19,794,410       17,060,154
                                                             -----------------------------
Total liabilities and stockholder's equity                   $ 22,321,546     $ 18,583,322
                                                             =============================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                      Period from
                                                                                                   January 12, 1990
                                                                                                    (Incorporation)
                                       Three months ended                 Nine months ended             Through
                                          September 30,                     September 30,            September 30,
                                      1996             1997             1996             1997             1997
                                  -------------------------------------------------------------------------------
Gain from sale of the Product     $        --      $        --      $        --      $        --      $ 1,951,000

Costs and expenses:
   Research and development           217,026          508,298          394,404        1,478,080        3,830,389
   Marketing and selling                   --               --               --               --          543,646
   General and administrative         439,317          562,826          722,198        2,154,704        4,992,840
                                  -------------------------------------------------------------------------------
Total operating loss                 (656,343)      (1,071,124)      (1,116,602)      (3,632,784)      (7,415,875)
Other income (expense):
   Interest income                    329,588          272,602          500,826          817,199        1,696,192
   Interest expense                   (78,819)         (42,965)        (285,041)        (124,203)        (619,895)
   Other, net                             (44)              --           (9,878)              --          145,768
                                  -------------------------------------------------------------------------------
Total other income (expense)         (250,725)         229,637          205,907          692,996        1,222,065
                                  -------------------------------------------------------------------------------
Net loss                             (405,618)        (841,487)        (910,695)      (2,939,788)      (6,193,810)
Amount payable for
   liquidation preference                  --               --       (1,131,744)              --       (1,870,033)
                                  -------------------------------------------------------------------------------
Net loss attributable to
   common stockholders            $  (405,618)     $  (841,487)     $(2,042,439)     $(2,939,788)     $(8,063,843)
                                  ===============================================================================

Net loss per common share         $      (.12)     $      (.22)     $      (.66)     $      (.83)
                                  ==============================================================
Weighted average number of
   shares outstanding               3,371,542        3,834,985        3,116,293        3,551,884
                                  ==============================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                     Period from
                                                                       Nine months ended          January 12, 1990
                                                                         September 30,            (Incorporation) To
                                                                    1996              1997        September 30, 1997
                                                                ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $   (910,695)     $ (2,939,788)     $ (6,193,810)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                    94,106           210,903           441,164
     Gain from sale of the Product                                        --                --        (1,951,000)
     Gain on sale of intellectual property                                --                --              (787)
     Accretion of interest on common stock receivable               (229,633)         (124,142)         (422,601)
     Accretion of  interest on amount payable
       to preferred stockholders and Former Officer                  229,633           124,142           422,601
     Loss on sale or abandonment of furniture and equipment            8,156                --            37,387
     Issuance of common stock for services                           100,000                --           147,000
     Changes in operating assets and liabilities:
         Prepaid expenses and other current assets                    (9,628)          (54,974)         (116,259)
         Accounts payable and accrued liabilities                    (21,355)           71,890           349,567
         Amount payable to Former Officer                                 --                --            80,522
                                                                ------------------------------------------------
Net cash used in operations                                         (739,416)       (2,711,969)       (7,206,216)
INVESTING ACTIVITIES
Purchase of marketable securities and
  short-term investments                                                  --        (4,895,990)      (12,012,462)
Proceeds from sale of short-term investments                              --         1,958,172         2,937,754
Purchases of furniture and equipment                                 (46,831)         (232,849)         (344,560)
Proceeds from sale of furniture and equipment                             --                --             4,600
Organization costs incurred                                               --                --            (1,358)
                                                                ------------------------------------------------
Net cash used in investing activities                                (46,831)       (3,170,667)       (9,416,026)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related party                  --                --           957,557
Principal payments on notes payable to related party                (207,000)               --          (797,000)
Proceeds from loans payable                                          400,000                --         1,389,000
Principal payments on loans payable                               (1,050,000)               --        (1,389,000)
Payments for fractional shares from reverse splits
  and stock conversions
                                                                          --               (76)              (76)
Financing costs incurred                                             (36,000)               --           (90,000)
Payments received on subscription receivable                             208             1,746             4,517
Proceeds received from exercise of stock warrants                      6,250                --             6,250
Net proceeds received from issuance of preferred
  and common stock                                                22,243,329                --        24,492,207
                                                                ------------------------------------------------
Net cash provided by financing activities                         21,356,787             1,670        24,573,457
                                                                ------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              20,570,540        (5,880,966)        7,951,213
Cash and cash equivalents at beginning of period                         503        13,832,179                --
                                                                ------------------------------------------------
Cash and cash equivalents at end of period                      $ 20,571,043      $  7,951,213      $  7,951,213
                                                                ================================================
Supplemental Disclosure of Cash Flow Information:
 Interest Paid                                                  $    157,721      $         --      $    197,072
                                                                ================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
             For the Three and Nine Months ended September 30, 1997

1.  Description of Business

AVAX(TM) Technologies, Inc. (formerly Walden Laboratories, Inc.) (the Company) is a development stage biopharmaceutical company. The Company changed its name to AVAX Technologies, Inc. effective March 26, 1996.

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

2.  Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1997 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ended December 31, 1997.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1996 and 1995 included in the Company's Registration Statement on Form SB-2, Registration No. 333-09349.

3. Net Loss per Common Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods, retroactively adjusted to reflect the reverse stock splits described below. The weighted average number of common shares outstanding have been calculated in accordance with Staff Accounting Bulletin 83 ("SAB 83") of the Commission. SAB 83 requires that shares of common stock, warrants and options issued one-year prior to the initial filing of a registration statement relating to an initial public offering at amounts below the public offering price be considered outstanding for all periods presented in the Company's registration statement prior to the effective date thereof. For purposes of calculating the loss per share, the private placement of Series B convertible preferred stock has been considered to be the equivalent of an initial public offering, and the initial public offering price was determined to be $3.92 per share by assuming that the preferred stock issued was immediately converted into common stock. Series A Convertible Preferred Stock, actually converted in June 1996, was included in the calculation of the weighted average number of shares for the year ended December 31, 1995, as if converted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, including under the headings "Risk Factors" and elsewhere, including, without limitation, risks relating to the early stage of the Company and its products under development, government regulation, dependence on third parties, patent risks, lack of manufacturing facilities and competition. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. See "Business." The Company anticipates that during the next 12 months it will conduct substantial research and development of the AC Vaccine technology, including, without limitation, Phase III clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is enrolling patients for its Phase II clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd. It is also expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources on the establishment of laboratory facilities for the manufacture of its products. See "Business--Technology Applications and Product Candidates," "Research and Development" and "Manufacturing and Marketing."

In connection with the Company's strategy to acquire, develop and commercialize other potential biotechnology products and technologies, in December 1996, the Company acquired the exclusive worldwide rights to a series of compounds for the potential treatment of cancer and other infectious diseases from Rutgers. Additionally, in February 1997, the Company acquired the exclusive worldwide rights to another series of compounds for the potential treatment of cancer from Texas A&M. Pursuant to the Rutgers License, the Texas A&M License, and the related sponsored research agreements with each of Rutgers and Texas A&M, the Company intends to expend substantial resources on the research and development of these compounds.

While there can be no assurance, the Company may acquire additional products and technologies during the next 12 months, which may or may not be in the cancer immunotherapy field. Should the Company acquire such additional products or technologies, it is anticipated that such additional products or technologies will require substantial resources for research, development and clinical evaluation. However, there can be no assurance that the Company will be able to obtain the additional financing necessary to acquire and develop such additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which would or could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In such event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

During the past 12 months, the Company hired two new employees and it anticipates that over the next 12 months it may hire additional new employees, and may establish facilities for the clinical development and manufacture of the AC Vaccine products or any other technologies which may have been, or may be, acquired. The timing and cost of hiring any additional employees or the establishment of any such facility may vary depending on need and cannot currently be predicted with any certainty.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $6,193,810 as of September 30, 1997. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax, O-Vax and other preclinical studies and clinical trials for other products that may arise from the AC Vaccine technology and from the compounds licensed from Rutgers and Texas A&M and other products that it may acquire or develop.

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

The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax and O-Vax products do not currently generate revenue and the Company does not expect to achieve revenues from these or other products for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax or any other products that it may develop.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           None.

Item 2.    Change in Securities.
           None.

Item 3.    Defaults Upon Senior Securities.
           None.

Item 4.    Submission of Matters to a Vote of Security Holder.
           None

Item 5.    Other Information.
           None.

Item 6.    Exhibits and Reports on Form 8-K.
           (a) Exhibits:

                11.1   Statement Concerning Computation of Per Share Earnings.

                27.1   Financial Data Schedule.

           (b) Reports on Form 8-K:  None.

                                   Signatures

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AVAX Technologies, Inc.
                                                (Registrant)

Date:    November 14, 1997


                                                /s/ Jeffrey M. Jonas, M.D.
                                        ----------------------------------------
                                        Jeffrey M. Jonas, M.D.
                                        President and Chief Executive Officer

Date:    November 14, 1997


                                                 /s/ David L. Tousley
                                        ----------------------------------------
                                        David L. Tousley
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)