Form 10KSB40
period 1997-12-31
AVAX TECHNOLOGIES INC
filed 1998-03-16
CIK 1015441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-09349

                            AVAX TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

             Delaware                                   13-3575874
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

             4520 Main Street
                Suite 930                                 64111
             Kansas City, MO                           (Zip Code)
 (Address of principal executive offices)

                   Issuer's telephone number: (816) 960-1333

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.004 per share
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. X
                                               ---

The issuer's revenues for the period ended December 31, 1997 were $ -0-.

As of March 3, 1998, 4,777,488 shares of the registrant's common stock, par value $.004 per share, were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on the Nasdaq SmallCap Market, on March 3, 1998, was $12,861,726. Shares of common stock, beneficially owned by each executive officer and director and each person who beneficially owns 10% or more of the outstanding shares of common stock, have been excluded, in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days of the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                            AVAX TECHNOLOGIES, INC.

                              Index To Form 10-KSB

                                   PART I                                         Page
                                                                                  ----
Item  1.      Description of Business...............................................1
Item  2.      Description of Property..............................................25
Item  3.      Legal Proceedings....................................................25
Item  4.      Submission of Matters to a Vote of Security Holders..................26


                                   PART II

Item  5.      Market for Common Equity and Related Stockholder Matters.............27
Item  6.      Management's Discussion and Analysis
              of Financial Condition and Plan of Operation.........................27
Item  7.      Financial Statements.................................................29
Item  8.      Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure...............................29


                                   PART III

Item  9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act....................30
Item 10.      Executive Compensation...............................................30
Item 11.      Security Ownership of Certain Beneficial Owners and Management.......30
Item 12.      Certain Relationships and Related Transactions.......................30
Item 13.      Exhibits and Reports on Form 8-K.....................................30

Signatures.........................................................................31

Unless the context otherwise requires, all references to the Company's common stock, par value $.004 per share (the "Common Stock"), are to the Company's Common Stock after giving effect to the 1-for-2 reverse split of the Common Stock effected on May 15, 1996 and the 1-for-2 reverse split of the Common Stock effected on May 13, 1997.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995. Certain written and oral statements
----------------------------------------
made or incorporated by reference by the Company or its representatives in this other reports and filings with the Securities and Exchange Commission (the "Commission"), press releases, conferences or otherwise, are "forward looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate", "project", "intend", "forecast", "anticipate", "plan", "planning", "expect", "believe", "will", "will likely", "should", "could", "would", "may" or words or expressions of similar meaning. In addition, except for historical matters, certain other statements set forth in this Report and elsewhere by the Company from time to time, including, without limitation, the Company's research and development programs, the possible filing of INDs or marketing applications for M-Vax, O-Vax, C-Vax, or any other products the Company may develop, the seeking of joint development or licensing arrangements with pharmaceutical companies, the research and development of particular compounds and technologies for particular indications and the period of time for which the Company's existing resources will enable the Company to fund its operations and to meet the continuing listing requirements for the quotation of its securities on the Nasdaq SmallCap Market and the possibility of contracting with other parties additional licenses to develop, manufacture and market commercially viable products, are forward-looking statements within the meaning of the PSLRA. Such forward-looking statements are based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans based upon, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. All such statements involve significant risks and uncertainties. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its product candidates, including, among other things, the ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each state of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there also can be no assurance that the statements included in this Report and elsewhere will prove to be accurate. In addition, such risks and uncertainties included herein and elsewhere are not exhaustive. Other sections of this Report and the Company's other filings with the Commission from time to time, may include additional factors which could impact adversely upon the Company's business and other financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, in light of the significant uncertainties inherent in these statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved; in fact, actual results could differ materially from those contemplated by such forward-looking statements. Given these risks, uncertainties and limitations, investors should not rely upon forward-looking statements as a predictor of actual results. AVAX does not undertake any obligation to release publicly any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.


AVAX(TM), AC Vaccine(TM), M-Vax(TM), O-Vax(TM) and C-Vax(TM) are trademarks of the Company. This Report also includes trademarks of other companies.

                                     PART I

ITEM 1.           Description of Business

GENERAL

AVAX Technologies, Inc. ("AVAX" or the "Company"), is a development stage biopharmaceutical company which intends to acquire rights to, and to develop, technologies and products for the treatment of cancer and other life-threatening diseases. The Company initially intends to focus its efforts primarily on the development of immunotherapies and chemotherapies for cancer. Immunotherapy is a rapidly developing segment of the cancer therapeutic market.

In 1995, the Company licensed (the "TJU License") from Thomas Jefferson University ("TJU") an issued U.S. patent and certain U.S. and foreign patent applications covering a cancer vaccine containing a cancer patient's own modified tumor cells, and a method for making and using such a vaccine. This technology allows the Company to produce an autologous cell vaccine (an "AC Vaccine") that attempts to stimulate the patient's immune system to eliminate the cancer. This technology has emerged from research conducted at TJU and primarily involves the removal of a patient's own tumor cells, modifying them with a small molecule known as a hapten, and reintroducing the product back into the patient. The approach is based on the premise that a patient's immune response to a strongly immunogenic, hapten-conjugated tumor antigen may be followed by the development of an immune response to the unmodified tumor antigen, somewhat analogous to the phenomenon of drug-induced autoimmune disease.

The Company's initial AC Vaccine(TM), M-Vax(TM), is currently undergoing physician-sponsored human clinical trials based on an experimental protocol at TJU as an outpatient, post-surgical, adjunct therapy for the treatment of melanoma, and is believed by the Company to be the first therapeutic cancer vaccine to show a substantial increase in the survival rate for patients with stage 3 melanoma. In such ongoing clinical trials at TJU, over 300 melanoma patients have been treated post-surgically on an outpatient basis with M-Vax. In 62 patients with stage 3 melanoma in protocols in which there has been sufficient time for long-term follow-up, the five-year survival rate is approximately 60%. This compares with the historical and control group stage 3 survival rate of approximately 20%, and the survival rate for treatment with high dose alpha interferon of approximately 32% in stage 3 patients whom the Company believes to be comparable to those treated with M-Vax. In patients over 50 years old treated with M-Vax, the five-year survival rate was approximately 71%. In the over 300 patients treated in studies, the Company believes that only relatively minor side effects, such as mild transient nausea and soreness and swelling at the site of the application of the M-Vax vaccine, have been witnessed to date. Based on these results, and following a meeting with the FDA to discuss its development plans, the Company plans to conduct two pivotal Phase III multi-center clinical trials of M-Vax. See "Clinical Trials".

The Company also believes that the AC Vaccine technology may have applications in the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancers and acute myelogenous leukemia (AML). The Company intends to fund the preclinical and initial clinical development of this technology for at least some of these indications. Accordingly, in addition to continuing the clinical work on M-Vax, the Company has also entered into a sponsored research agreement with TJU relating to the development of additional immunotherapies based on the AC Vaccine technology. For example, the Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd and has already shown a positive immune response, as measured by a delayed type hypersensitivity (DTH) test, in the first seven of seven patients treated. The Company also plans to initiate a similar Phase I/II clinical trial of C-Vax(TM), its AC Vaccine for colorectal cancer, within the next year.

In order to contain costs, the Company may continue to use sponsored research agreements and contract research organizations to help it develop its technologies. At the appropriate time the Company may seek corporate partners to provide the necessary resources and expertise for clinical development and to manufacture, market and distribute products. In addition, the Company may seek to explore the acquisition and subsequent development and commercialization of additional commercially promising immunotherapy, chemotherapy and adjuvant technologies. No assurance can be given that the Company will have the requisite resources or that any such projects will be identified on terms favorable to the Company, if at all.

In connection with the Company's strategy to acquire, develop and commercialize other potential biotechnology products and technologies, the Company has licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey (collectively, "Rutgers"), certain patent applications relating to a series of topoisomerase inhibitor compounds for the potential treatment of cancer and infectious diseases (the "Rutgers License"), and from The Texas A&M University System ("Texas A&M"), an issued U.S. patent and certain patent applications relating to a series of novel anti-estrogen compounds for the potential treatment of cancer (the "Texas A&M License"). Pursuant to the Rutgers License and the Texas A&M License (and under its related sponsored research agreements with each of Rutgers and Texas A&M), the Company intends to expend substantial resources on the research and development of these compounds.

The Company was incorporated in the State of New York on January 12, 1990, under the name Nehoc, Inc. On May 29, 1992, it changed its name to Appex Technologies, Inc. On October 22, 1992, the Company merged into Walden Laboratories, Inc. ("Walden"), a Delaware corporation, which was incorporated on September 18, 1992. On December 27, 1995, Walden sold its former leading product under development, an over-the-counter nutritional dietary, medicinal and/or elixorative food supplement or drug and related patents and intellectual property to a subsidiary of Interneuron Pharmaceuticals, Inc. The Company changed its name from Walden Laboratories, Inc., to AVAX Technologies, Inc., effective March 26, 1996.

BACKGROUND AND SCIENTIFIC RATIONALE OF THE AC VACCINE TECHNOLOGY

Cancer is characterized by the uncontrolled growth and spread of abnormal cells which escape the body's protective immune surveillance system, invade healthy tissues and destroy normal tissue function and ultimately lead to a person's death if untreated. Cancers, composed of either solid tumors or blood-borne cancerous cells, over time tend to spread to other tissues and organs in the body (metastasis). Cancer may be diagnosed at any stage of the disease, from very early (best prognosis) to very late (worst prognosis). When cancer is detected early and has not yet metastasized (spread) to other organs and tissues, surgical removal of the tumor is often effective. Unfortunately, many cancers are not discovered until metastatic cancer cells from the primary tumor have already entered the blood or lymphatic system and established new tumors at distant sites. These cells, and the tumors they form, are difficult to diagnose and treat with current technology.

As of 1997, the National Cancer Institute (NCI) estimates that approximately 7.4 million people living in the United States were diagnosed as having cancer. The incidence of cancer continues to increase. The NCI also estimates that the overall cost to the health care system of treating these patients is approximately $104 billion. The Company is aware of estimates that deaths from cancer will surpass cardiovascular mortality worldwide by the end of the century.

Although some progress has been made, few effective treatments are available for most adult solid tumors, which often metastasize and invade other organs before they are detected. The standard treatment for solid tumors is surgery. While this treatment is effective in many types of cancers, in cases in which removal of the tumor is incomplete or in which the tumor has metastasized, the patient's prognosis is poor. Chemotherapy and radiation therapy are rather crude treatments since they kill cells indiscriminately, destroying normal as well as malignant cells, leading to toxic side-effects and thereby limiting the usefulness of these therapies. A safe, effective treatment for residual and metastatic disease is clearly needed. Such a treatment, if effective and safe, would increase patient survival and may, therefore, be widely adopted.

Although, many different types of drugs are used to treat a variety of cancers, no one drug has been found to be a cure for the disease. Given the need for new effective treatments for cancer, a drug which may effectively treat cancer could have a large market potential. Although there can be no assurance, the Company believes that an AC Vaccine, developed to effectively treat the recurrence of cancer after surgery, is likely to have a sizable market share. Surgery, in many cases is the first treatment performed on cancer patients, and if such a treatment following surgery were to prove broadly applicable and safe, its market potential could be significant while enabling the health care system to realize significant overall cost savings due to a reduction in the number of cases of recurrent disease requiring hospitalization and ongoing clinical and home care.

Immunotherapy is an emerging cancer treatment modality that the Company believes shows promise for utilizing a patient's own immune system to recognize and eliminate cancer cells. There are a number of different types of immunotherapies such as cytokines, antibodies, activated cell therapy and vaccines currently under development by third parties. See "Business--Competition." In all cases, immunotherapies attempt to modulate the body's immune system to contain and eliminate cancer cells. In concept, immunotherapies should have fewer side-effects than chemotherapies and should be relatively well-tolerated by the patient. Thus, although there can be no assurance of success, the Company believes immunotherapies have the potential to be effective and by reason of their selectivity, relatively safe anti-cancer therapeutic agents.

TECHNOLOGY APPLICATIONS AND PRODUCT CANDIDATES

  The AC Vaccine Technology

The Company's primary proprietary technology is a patented autologous cell vaccine (an "AC Vaccine") that attempts to stimulate the patient's own immune system to recognize, contain and eliminate cancer cells. The technology primarily involves the removal of a patient's own tumor cells, conjugating them to a small molecule known as a hapten-dinitro phenyl (DNP), and reintroducing the product back into the patient with an adjuvant, which is an immunological agent that increases the immune response. Haptenization is the process of modifying a larger molecule with a smaller molecule. The small molecule known as a hapten, is recognized by the immune system and elicits an immune response against the larger molecule. The approach is based on the premise that a patient's immune response to a strongly immunogenic, hapten-modified tumor antigen may be followed by the development of an immune response to the unmodified tumor antigen, somewhat analogous to the phenomenon of drug-induced autoimmune disease. Therefore, the process of haptenizing a patient's tumor cells may allow the unhaptenized cancer cells to be recognized by the body's immune system leading to an immune response against the patient's tumor cells and their potential elimination from the body.

In practice, the Company's initial therapy would be used as an adjunct to surgical treatment of tumors. In one proposed model, the surgeon would remove the patient's tumor and send the cells to the Company where they would be processed and stored. The vaccine would then be created and sent to the patient's doctor as each dose is required for administration of the vaccine on an outpatient basis. The patient's response to the treatment would then be monitored using standard protocols.

The Company is initially developing this technology for the treatment of metastatic melanoma but believes that it possibly could have applications in the treatment of a variety of solid tumors such as ovarian, breast, prostate, lung and colorectal cancer and may have applications in the treatment of acute myelogenous leukemia (AML).

  M-Vax

General. The Company's lead product, M-Vax, is a post-surgical treatment for stage 3 melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the United States, Australia, northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to UV radiation in sunlight appears to be the most significant factor behind this increase. With the incidence growing at a rate in excess of 6% annually, it is estimated that melanoma affects over 200,000 people in the United States, with approximately 40,300 new cases diagnosed in 1997.

Melanoma patients may be categorized according to the following staging system:

o Stage 1 -- lesion less than 1.5mm thickness and no apparent metastasis;

o Stage 2 -- lesion greater than 1.5mm thickness and local spreading from primary cancer site;

o Stage 3 -- metastasis to regional draining lymph nodes and regional spread from primary cancer site; and

o Stage 4 -- distant metastasis.

Surgical excision of the tumor mass and any of the nearby lymph nodes into which there has been metastasis, followed by high dose alpha interferon, which is currently the only FDA-approved treatment for patients with stage 3 melanoma.

However, in many cases survival is restricted by the inability of surgery to guarantee removal of all the tumor cells. It is highly possible for the patient to remain with undetected metastasis. Further, use of high dose alpha interferon is associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to its limited efficacy and highly toxic side effects, chemotherapy and radiation have not been widely used in the treatment of these patients. The five-year survival rate for these patients is believed by the Company to be approximately 20%. Recently, the FDA approved the use of high dose alpha interferon for the post-surgical treatment of melanoma patients. In clinical studies alpha interferon has demonstrated a five-year survival rate that the Company believes to be approximately 32% in stage 3 patients whom the Company believes to be comparable to those treated with M-Vax. Thus, the Company believes that there is a clear need for an effective post-surgical treatment of stage 3 melanoma patients, one that would contain metastasis and prevent recurrent disease.

Clinical Trials. Dr. David Berd, the inventor of the patented technology licensed to the Company by TJU, is a clinical oncologist at TJU. Dr. Berd has been conducting physician-sponsored clinical trials for the treatment of melanoma using M-Vax for approximately the past eight years.

In such ongoing clinical trials at TJU, over 300 melanoma patients have been treated post-surgically on an outpatient basis with M-Vax. In 62 patients with stage 3 melanoma in protocols in which there has been sufficient time for long-term follow-up, the five-year survival rate is approximately 60%. This compares with the historical and control group survival rates of about 20%, and the survival rate for treatment with high dose alpha interferon of approximately 32% in stage 3 patients whom the Company believes to be comparable to those treated with M-Vax. In patients over 50 years old treated with M-Vax, the five-year survival rate was approximately 71%. The Company believes that the results to date of the ongoing clinical trial represent the first substantial increase in survival for stage 3 melanoma patients treated by immunotherapy. In the over 300 patients treated in studies, the Company believes that only relatively minor side effects, such as soreness and mild transient nausea and swelling at the site of the application of the M-Vax vaccine, have been witnessed to date.

David Berd, M.D., Professor of Medicine and Clinical Oncologist at TJU and the inventor of the AC Vaccine technology, has conducted the ongoing clinical trials at TJU pursuant to an FDA-approved, physician-sponsored Investigational New Drug Application ("IND"). Following an earlier meeting with the FDA to discuss the clinical results obtained with M-Vax, the use of such results in support of the submission of a Company-sponsored IND to the FDA, and to review its proposed development plan, the Company reviewed a proposed phase 3 protocol with the FDA and plans to submit a Company-sponsored IND to support the pivotal trial program. This IND will also address product characterization/manufacturing issues raised by the FDA to ensure that all pivotal data will support a product license application. No patients will be enrolled in the pivotal trial program until the Company and the FDA are satisfied that all product issues are resolved. Depending upon the results of such clinical trials, it is the Company's intention to use the results of these Company-sponsored clinical trials along with the results of the clinical trials conducted at TJU, as the basis for the filing of an application for FDA approval to market M-Vax. During the third and fourth quarters of 1997 the Company designed and developed a class 10,000 clean room at TJU to be used as interim capacity which the Company believes is adequate to support commencement of the Phase III clinical program. Completion of these studies, however, is dependent upon the Company's ability to establish additional Good Manufacturing Practice ("cGMP") facilities which will be needed for compliance with certain regulatory standards promulgated by the FDA. To that end, the Company has entered into a lease for space in Philadelphia, Pennsylvania to begin construction of such a facility. While management of the Company anticipates that such additional facilities will be established in a timely manner, there can be no assurance of the adequacy of the manufacturing or of FDA acceptance. Delays in either manufacturing capability or regulatory approval would delay completion of these studies and could have a material adverse effect on the Company. Depending upon the results of the anticipated clinical trials, the Company intends to use the results of these Company-sponsored clinical trials along with the results of the clinical trial conducted at TJU, as the basis for the filing of an application for FDA approval to market M-Vax. The Company's management estimates that it may be in the position to submit such application for FDA approval in approximately the year 2000 or 2001. The targeted timetable for filing a marketing application depends upon the rate of enrollment of both clinical sites and patients in the Phase III studies, the adequacy of the overall clinical outcome data from these trials, and ultimately acceptance by the FDA of the studies. A delay in enrollment of either clinical sites or patients would delay completion of the trials. Moreover, equivocal clinical outcomes from such trials would have the effect of at least delaying the timetable for submission of a marketing application and would impact negatively on regulatory acceptance of the studies in connection with the possible approval of such marketing application.

The Company also may pursue a similar regulatory approval and commercialization strategy for M-Vax in Australia, Canada, Mexico and certain other countries through corporate partnering strategies, although such strategies have not yet been finalized or initiated. Denial of any regulatory approvals or any significant delays in obtaining any of the same, would have a material adverse effect on the Company.

The Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax, its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. Berd and has already shown a positive immune response, as measured by a DTH test, in the first seven of seven patients. The Company intends for further clinical trials to be conducted for the purpose of collecting Phase I/II preliminary efficacy data with respect to the effectiveness of O-Vax in treating advanced stages of ovarian cancer, and to use the results of all such Company-sponsored trials to support the commencement of a subsequent Phase III program for O-Vax.

The Company also plans to initiate a similar Phase I/II clinical trial of C-Vax(TM), its AC Vaccine for colo-rectal cancer, within the next year.

There can be no assurance, however, that the foregoing forward-looking statements with respect to the Company's intended timetable for the commencement of the Phase III clinical trials for M-Vax, the eventual filing of a marketing application for M-Vax and the Company's intended timetable for clinical trials for O-Vax and C-Vax will be met. For a discussion of certain of the risks and uncertainties which may impact upon such timing, see "Risk Factors--Development Stage Company", "Technological Uncertainty and Early Stage of Product Development", "Government Regulation; No Assurance of Product Approval", "Dependence on Others for Clinical Development of, and Regulatory Approvals for, Manufacturing and Marketing of Pharmaceutical Products", "Dependence on Licenses and Sponsored Research Agreements", "Lack of Manufacturing Facilities", "Forward Looking Statements" and the other items under "Risk Factors".

In addition, the Company has recently entered into a Technical Testing Agreement (the "Illinois Agreement") with the University of Illinois ("Illinois"), pursuant to which Illinois will conduct testing in order to determine whether an animal model can be used to demonstrate the therapeutic potential of DNP-vaccine, such as the Company's AC Vaccine, in experimental tumor models, and the value of adjunctive therapies. In consideration of the Illinois Agreement, the Company and Illinois have agreed to a budget of approximately $160,000 for the expected two-year term of the study, which shall be funded by the Company.

  Topoisomerase Inhibitors

The Rutgers License relates to a series of novel anticancer compounds being prepared and studied under the direction of Professors Edmund LaVoie and Leroy Liu at Rutgers University (the "Rutgers Compounds"). The Rutgers Compounds have proven effective on animal models during preclinical studies, and, although there can be no assurance, the Company believes that they may be effective on humans. The Rutgers Compounds fall into six distinct and varied chemical classes, and have been shown to inhibit topoisomerase I or topoisomerase II activities, depending on the exact structure. Topoisomerases are key enzymes needed for remolding DNA, a necessary function for malignant tumor growth. Inhibitors of these enzymes have been proven to be clinically-useful anticancer therapies. In addition to having topoisomerase-inhibiting characteristics, some of the Rutgers compounds have shown activity against fungal as well as parasitic organisms. Both United States and non-U.S. patents have been filed for the Rutgers Compounds and their anticancer and anti-infective uses. Although such compounds are in an early stage of preclinical development for solid tumor, antifungal and parasitic indications, the Company intends to pursue development of one or more of these compounds. The Company's management anticipates that the preclinical work may lead to indentification of a lead compound during 1998, and that an IND for such compound may be filed with the FDA during 1998, or early 1999. However, there can be no assurance that any such compounds will ultimately reach a stage of clinical testing or commercialization. For a discussion of certain risks which may impact upon the timing and outcomes of the development of the Rutgers compounds, see "Risk Factors--Development Stage Company", "Technological Uncertainty and Early Stage of Product Development", "Government Regulation; No Assurance of Product Approval", "Dependence on Others for Clinical Development of, and Regulatory Approvals for,

Manufacturing and Marketing of Pharmaceutical Products", "Dependence on Licenses and Sponsored Research Agreements", "Lack of Manufacturing Facilities", "Forward Looking Statements" and the other items under "Risk Factors".

  Novel Anti-Estrogens

The Texas A&M License relates to a series of novel anticancer compounds (the "Texas A&M Compounds") being prepared and studied under the direction of Professor Stephen Safe at Texas A&M University. The unique activity against solid tumors exhibited by the Texas A&M Compounds can be classified as anti-estrogen, although they appear to act indirectly on the estrogen receptor through a novel pathway. Anti-estrogens have been proven to be clinically-useful anticancer therapies. United States patents for both the Texas A&M Compounds and their anticancer uses have been filed. Although non-U.S. patent filings have not yet been made, the Company expects that foreign patent coverage will be pursued as the result of ongoing laboratory research. Although such compounds are in a early stage of preclinical development for solid tumor indications, the Company intends to pursue development of one or more of these compounds. The Company's management anticipates that the preclinical work may lead to indentification of a lead compound during 1998, and that an IND for such compound may be filed with the FDA during 1998, or early 1999. However, there can be no assurance that any such compounds will ultimately reach a stage of clinical testing or commercialization. For a discussion of certain risks which may impact upon the timing and outcomes of the development of the Texas A&M compounds, see "Risk Factors--Development Stage Company", "Technological Uncertainty and Early Stage of Product Development", "Government Regulation; No Assurance of Product Approval", "Dependence on Others for Clinical Development of, and Regulatory Approvals for, Manufacturing and Marketing of Pharmaceutical Products", "Dependence on Licenses and Sponsored Research Agreements", "Lack of Manufacturing Facilities", "Forward Looking Statements" and the other items under "Risk Factors".

RESEARCH AND DEVELOPMENT

  Autologous Cell Vaccines

In connection with the TJU License entered into in November 1995, TJU, Dr. Berd, as TJU's principal investigator, and the Company entered into a Clinical Study and Research Agreement pursuant to which TJU and Dr. Berd began a research and clinical study program for the further development of the AC Vaccine technology for additional cancer targets. In turn, the Company agreed to fund such research as follows: $220,094 for the first year of the agreement, $220,381 for the second year of the agreement and at least $100,000 for the third year of the agreement. Following the third year, the Company is obligated to spend a minimum of $500,000 per year on the development of the AC Vaccine technology until commercialized in the United States. If following the third year, the Company files for FDA approval of a Company-sponsored marketing application for the right to market a product arising from such technology, the Company may elect to spend less than $500,000 per year on the development of the AC Vaccine technology during the period of time the marketing application is under review by the FDA. If the Company does not meet its financial, development, or other obligations in a timely manner under its license agreements or related sponsored research agreements, the Company could lose the rights to its proprietary technology or the right to have its licensors and others conduct its research and development efforts, any of which could have a material adverse effect on the Company. TJU has the right to terminate the R&D agreement on 30 days' written notice if it becomes unable for any reason to complete the Study. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

  Topoisomerase Inhibitors

In consideration of the license granted to the Company by Rutgers in December 1996, the Company has committed to the funding of research for each of the first three years of the Rutgers License at a rate of $100,000 per year as well as the payment of certain indirect overhead costs. The Company also is obligated to pay Rutgers for certain overhead costs for such three-year period on a deferred basis. In addition, the Company is obligated to spend an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Rutgers compounds, for the development, research (including the $100,000 research funding commitment in each of the first three years), manufacture, regulatory approval, marketing and selling of a product derived from the Rutgers compounds. If the Company fails to make such payments in accordance with the terms of the Rutgers

License, Rutgers would be entitled to terminate the agreement and no further research would be performed thereunder. The termination of the Rutgers License could have a material adverse effect on the Company. See "Risk
Factors--Dependence on Licenses and Sponsored Research Agreements."

It is expected that the research and development effort with respect to these compounds will be conducted at Rutgers under the direction of Edmond J. LaVoie, Ph.D., the co-originator of the technology underlying the Rutgers License. Dr. LaVoie is Professor of Medicinal Chemistry and Chairman of the Department of Pharmaceutical Chemistry at Rutgers and is a member of the Company's Scientific Advisory Board. See "Management--Scientific Advisory Board."

  Novel Anti-Estrogens

In consideration of the license granted to the Company by Texas A&M in February 1997, the Company has committed to the funding of research in the amount of $108,750 for each of the first three years. In addition, the Company is required to achieve certain milestones toward development of a licensed product within certain specified time frames. If the Company fails to make such payments or achieve such milestones in accordance with the terms of the Texas A&M License, Texas A&M would be entitled to terminate the agreement and no further research would be performed thereunder. The termination of the Texas A&M License could have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

It is anticipated that the research and development effort with respect to the potential anti-cancer compounds licensed under the Texas A&M License will be conducted at Texas A&M under the direction of Stephen H. Safe, Ph.D., the originator of the technology underlying the Texas A&M License. Dr. Safe is Sid Kyle Professor of Toxicology at Texas A&M and is a member of the Company's Scientific Advisory Board.

PROPRIETARY RIGHTS

  The TJU License

Pursuant to the TJU License, the Company has licensed an issued U.S. patent and certain U.S. and foreign patent applications covering a process for the modification of a patient's own tumor cells into a cancer vaccine. The TJU License is a royalty-bearing license for the rights to such patented vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As consideration for the TJU License, the Company paid $10,000 to TJU, and issued 229,121.5 shares of Common Stock to each of TJU and Dr. Berd, representing 7.5% (15% in the aggregate) of the Company's total outstanding voting securities at the time of issuance.

The Company is obligated to make certain milestone payments to TJU as follows:
$10,000 upon initiation of the first clinical trial that is approved by the FDA (or comparable international agency), $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency), and $25,000 upon receipt by the Company of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology. In addition, the Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology. Failure to comply with the terms of the TJU License may cause its termination, which would have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

  The Rutgers License

Pursuant to the Rutgers License, the Company has licensed certain U.S. and foreign patent applications relating to a series of compounds for the potential treatment of cancer and infectious diseases. The Company paid $15,000 as consideration for the Rutgers License, and has agreed to pay an additional $15,000 license maintenance fee in each subsequent year. The Company has also committed to the issuance to Rutgers of warrants to purchase 125,000 shares of Common Stock at a price of $8.24 per share. Such warrants are exercisable upon the achievement of certain development-related milestones. The first 75,000 of such warrants will expire in 2006 and the final 50,000 of such warrants will expire in 2011. These warrants will provide for cashless exercise, piggyback registration rights and certain anti-dilution rights.

The Company also has agreed to fund research in the amount of $100,000 per year for the first three years of the Rutgers License as well as to pay for certain indirect overhead costs during such time. The Company also is obligated to pay on a deferred basis for certain overhead costs for such three-year period. The license maintenance fee is not payable in years where research funding is equal to or greater than $100,000.

The Company is also obligated to pay certain milestone payments as follows:
$15,000 on the earlier of October 31, 1999 or the date of first filing of an IND application with the FDA, or comparable international agency, $25,000 on the earlier of October 31, 2001 or the date of initiation of Phase II trials in the United States or another major market country, $45,000 on the earlier of October 31, 2005 or the date of first filing of a marketing application with the FDA, or comparable international agency and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA or comparable international agency to market products. In addition, the Company is required to pay royalties on its worldwide net sales revenue derived from the Rutgers compounds and a percentage of all revenues received from sublicenses of products derived from these compounds. Failure to comply with the terms of the Rutgers License may cause its termination, which would have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

  The Texas A&M License

Pursuant to the Texas A&M License, the Company has licensed an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of compounds for the potential treatment of cancer. Under the terms of the agreement, the Company is obligated to pay future milestone payments, royalties on its net sales revenue derived from these compounds and a percentage of all revenues received from sublicensees of such compounds. The Company also has agreed to fund research in the amount of $108,750 for each of the first three years of the Texas A&M License. Failure to comply with the terms of the Rutgers License may cause its termination, which would have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

In the future, the Company may require additional licenses from other parties to develop, manufacture and market commercially viable products effectively. The Company's commercial success will depend in part on obtaining and maintaining such licenses. There can be no assurance that such licenses can be obtained or maintained on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the technology underlying such licenses will remain proprietary. The Company presently intends to pursue aggressively the broadest patent coverage possible for all of its intellectual property. See "Risk Factors--Uncertainty Regarding Patents and Proprietary Rights."

COMPETITION

The Company is aware of estimates that more than 300 companies are reported to have approximately 1,250 cancer drugs under development worldwide, of which a substantial number are under development in the United States. Many of such drugs or other substances under development involve chemotherapeutic agents and cancer immunotherapies and, thus, are, or may be, in direct competition with the Company's AC Vaccine or compounds resulting from development work pursuant to the Rutgers License or the Texas A&M License. Such future competitor products and drugs may perform more effectively or safely than the Company's product candidates.

Many of the companies engaged in anticancer research and development and in acquiring rights to the products of such research and development, including biotechnology companies, have substantially greater financial, technical, scientific, manufacturing, marketing and other resources than the Company and have more experience in developing, marketing and manufacturing therapeutics, including performing the preclinical testing and clinical trials that are required for obtaining FDA and other regulatory approvals. Included among the Company's competitors are: (i) large established pharmaceutical and biotechnology companies with commitments to oncology or antiviral research, development and marketing, including, without limitation, Schering Plough Corporation, Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson;
(ii) smaller biotechnology companies with similar strategies, including IDEC Pharmaceuticals, Inc. and Biomira Diagnostics; and (iii) many development stage companies licensing and/or developing oncology therapeutics.

In addition, many research institutes, hospitals and universities are working to develop products and processes in the same field of cancer that may in the future be in direct competition with the Company's present and future products.

A number of companies or research institutions are developing cancer vaccines, including, without limitation, Ribi ImmunoChem Research, Inc. and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in ovarian cancer; and PerImmune, Inc. and Aphton Corporation, in colo-rectal cancer. The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product and (ii) the timing of the entry of the product into the market. Although there is significant competition, to date, the Company believes that none of such immunotherapies have demonstrated the increase in survival over the same period of time that the Company's technology has shown in melanoma. Although there can be no assurance, the Company also believes that its AC Vaccine technology may be applicable to a variety of solid tumors such as ovarian, breast, prostate, lung and colorectal cancer and may have applications in the treatment of acute myelogenous leukemia (AML) and therefore may not be as limited as certain other approaches. With respect to the timing of the entry of the product, there can be no assurance as to when, if at all, any of the Company's potential products will be approved. See "Risk Factors--Technological Uncertainty and Early Stage of Product Development", "Government Regulation; No Assurance of Product Approval", "Dependence on Others For Clinical Development of, and Regulatory Approvals for, Manufacturing and Marketing of Pharmaceutical Products", "Dependence on Licenses and Sponsored Research Agreements", "Dependence Upon Key Personnel and Consultants" and "Lack of Manufacturing Facilities".

MANUFACTURING AND MARKETING

The Company does not currently have the resources to commercially manufacture or directly market any products that it may develop. In connection with its research and development activities, the Company may seek to enter into collaborative arrangements with pharmaceutical, medical device, health care, chemical or other companies to assist in further funding as well as in development, commercial manufacturing and/or marketing of its products if such activities are commercially feasible. These partners may also be responsible for commercial scale manufacturing, which will be subject to compliance with applicable FDA regulations. The Company anticipates that such arrangements may involve the grant of exclusive or semi-exclusive rights to sell specific products to specified market segments or particular geographic territories in exchange for a royalty, joint venture, future co-marketing or other financial interests.

To date, the Company has not entered into any collaborative commercial manufacturing or marketing agreements for any of its potential products. There can be no assurance that the Company will be able to enter into any such arrangements on favorable terms, if at all. Such collaborative marketing arrangements, whether licenses, joint ventures or otherwise, may result in lower revenues than would otherwise be generated if the Company conducted the marketing of their own products. See "Risk Factors--Dependence on Third Parties for Additional Funds and for Manufacturing, Marketing and Selling."

The Company may elect to establish its own commercial manufacturing facilities for the products and technologies that it may develop. In the event the Company decides to establish manufacturing facilities, the Company will be required to hire and train significant numbers of employees and to comply with the extensive cGMP regulations applicable to such a facility. The establishment of any such facilities and eventual expansion of operations to commercial levels, as well as the hiring of qualified employees, could require substantial expenditures. In addition, at least some of the Company's products produced at its facilities will probably be regulated as biologics. In that event, the Company would be required to file with the FDA in order to obtain an establishment license (or similar license) for its facilities. Legislation that would eliminate the requirement for an establishment license is currently pending before Congress, but there is no assurance that this legislation will be enacted. Any delay in the FDA's approval of (or its refusal to grant) such a license would delay or prevent marketing of the relevant product. See "Risk Factors--Lack of Manufacturing Facilities" "--Dependence on Others for Clinical Development of, and Regulatory Approvals for Manufacturing and Marketing of Pharmaceutical Products."

GOVERNMENT REGULATION

The research, preclinical development, clinical trials, product manufacturing and marketing which may be conducted by the Company is subject to regulation by the FDA and similar health authorities in foreign countries. The proposed products and technologies of the Company also may be subject to certain other federal, state and local government regulations, including, without limitation, the Federal Food, Drug and Cosmetic Act, and their state, local and foreign counterparts. Although there can be no such assurance, the Company does not believe that compliance with such laws and regulations has, nor is presently expected to have, a material adverse effect on the business of the Company. However, the Company cannot predict the extent of the adverse effect on its business or the financial and other cost that might result from any government regulations arising out of future legislative, administrative or judicial action. See "Risk Factors--Government Regulation; No Assurance of Product Approval."

Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in the United States include: (i) preclinical laboratory tests, in vivo preclinical studies in animals, toxicity studies and formulation studies; (ii) the submission to the FDA of an IND application for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to the FDA; and (v) FDA approval of the marketing application prior to any commercial sale or shipment of the drug.

Preclinical studies include laboratory evaluation of the product, conducted under Good Laboratory Practice (GLP) regulations, and animal studies to assess the pharmacological activity and the potential safety and effectiveness of the drug. The results of the preclinical studies are submitted to the FDA in the IND. Unless the FDA objects to an IND, it becomes effective 30 days following submission and the clinical trial described in the IND may then begin.

Every clinical trial must be conducted under the review and oversight of an institutional review board (IRB) at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial introduction of the drug to a small group of healthy subjects to test for safety, dosage tolerance, and the essential characteristics of the drug. Phase II involves studies in a limited number of patients to test the safety and efficacy of the drug at different dosages. Phase III trials involve large-scale evaluation of safety and effectiveness, usually (though not necessarily) in comparison with placebo or an existing treatment.

The results of the preclinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation, manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval. In some cases, the FDA may approve a product but require additional clinical tests following approval (i.e., Phase IV).

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and must comply with Good Manufacturing Practice ("GMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. As permitted by FDA regulations, the M-Vax and O-Vax phase I/II human clinical trials are being conducted by TJU under the supervision of Dr. David Berd pursuant to an FDA-approved physician sponsored IND. Following an earlier meeting with the FDA to discuss the clinical results obtained with M-Vax, the use of such results in support of the submission of a Company-sponsored IND to the FDA, and to review its proposed development plan, the Company reviewed a proposed phase III protocol with FDA and plans to submit a Company-sponsored IND to support the pivotal trial program. This IND will also address product characterization/manufacturing issues raised by FDA to ensure that all pivotal data will support a product license application. No patients will be enrolled in the pivotal trial program until the Company and FDA are satisfied that all product issues are resolved. Depending upon the results of such clinical trials, it is the Company's intention to use the results of these Company-sponsored clinical trials along with the results of the clinical trial conducted at TJU, as the basis for the filing of an application for FDA approval to market M-Vax. Even if the Company eventually receives FDA approval of a marketing application to commercialize any of its products, there can be no assurance that the Company will be able to successfully manufacture such product at a commercially acceptable cost.

If marketing approval of any Company product is granted, the Company must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse experiences and other information. In addition, the Company must comply with federal and state health care antikickback laws and other health care fraud and abuse laws that affect the marketing of pharmaceuticals. Failure to comply with applicable laws and regulations could subject the Company to administrative or judicial enforcement actions, including but not limited to product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse effect on tile company's business, financial condition, or results of operations.

For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Community ("EU"). Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes, at least, all of the risks associated with FDA approval set forth above. The Company could possibly have greater difficulty in obtaining any such approvals and also might find it more difficult to protect its intellectual property abroad.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company does not expect to encounter significant difficulties in obtaining raw materials for M-Vax, O-Vax or C-Vax, since they are primarily composed of a readily available chemical reagent, DNP, and the patient's own tumor cells. Should the supply of DNP significantly decrease, the Company may encounter problems preparing M-Vax, O-Vax, C-Vax, or any other AC Vaccine technology.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company's business may be subject to regulation under federal, state, local, and foreign laws regarding environmental protection and hazardous substance control. The Company believes that its compliance with these laws will have no adverse impact upon its capital expenditures, earnings or competitive position. Federal, state and foreign agencies and legislative bodies have expressed interest in the further environmental regulation of the biotechnology industry. The Company is unable to estimate the extent and impact of such, if any, future federal, state, local legislation or administrative environmental action.

EMPLOYEES

The Company utilizes a product development strategy that includes contracting out its research and development, and to a certain extent, some other functions in order to minimize the expenses and overhead associated with full-time employees. Consistent with this strategy, as of March 3, 1998, the Company had six full-time employees, including Jeffrey M. Jonas, M.D., its President and Chief Executive Officer, David L. Tousley, C.P.A., its Chief Financial Officer, and Ernest W. Yankee, Ph.D., its Executive Vice President. Its other consultants, scientific advisors, part-time officers and directors devote only a portion of their time to the business of the Company. The Company believes that it maintains good relations with its employees, consultants, scientific advisors, part-time officers and directors. See "Risk Factors--Lack of Management and Employees" and "--Dependence Upon Key Personnel and Consultants."

RESEARCH AND DEVELOPMENT EXPENSE

For fiscal years 1996 and 1997, the Company incurred research and development expense of $738,991 and $2,448,976, respectively. Research and development expense for the period from inception has been $4,801,285. See "Financial Statements." Although there can be no assurance, the Company intends to spend increasingly more on research and development in the foreseeable future.

                                  RISK FACTORS

The following important factors, among others, could cause the Company's actual results, performance or achievements, or industry results, to differ materially from those expressed in the Company's forward-looking statements in this Report and presented elsewhere by the Company from time to time. See also "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred substantial operating losses since its inception. As of December 31, 1997, the Company's accumulated deficit was approximately $7,520,147. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax(TM) , O-Vax(TM), C-Vax(TM) and preclinical studies and clinical trials for other products that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax , O-Vax and C-Vax products do not currently generate revenue and the Company does not expect to achieve revenues from these or other products for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, C-Vax, or any other products that it may develop.

NEED FOR ADDITIONAL FINANCING; ISSUANCE OF SECURITIES; FUTURE DILUTION

In the future, the Company may require substantial additional financing to continue research, undertake product development and to pursue the manufacturing and marketing of any products that it may develop. The Company anticipates that further funds may be raised through additional debt or equity financings conducted by the Company, or through collaborative ventures entered into between the Company and potential corporate partners. However, there can be no assurance that any such offering will be consummated or that the Company will otherwise be able to obtain additional financing or that such financing, if available, can be obtained on terms favorable or acceptable to the Company. If such offerings are not consummated or additional financing is not otherwise available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations.

While the Company may seek to enter into collaborative ventures with corporate sponsors to fund some or all of its research and development activities, as well as to manufacture or market any products which may be successfully developed, the Company currently does not have any such arrangements with corporate sponsors, and there can be no assurance that the Company will be able to enter into such ventures on favorable or acceptable terms, if at all. In addition, no assurance can be given that the Company will be able to complete a subsequent public offering or private placement of its securities. Failure by the Company to enter into such collaborative ventures or to receive additional funding to complete its proposed product development programs either through a private placement or a public offering could have a material adverse effect on the Company. In the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Common Stock. See "Risk Factors--Dependence on Third Parties for Additional Funds and for Manufacturing, Marketing and Selling."

In addition, the Company currently has an employee stock option plan under which its officers and directors will be eligible to receive stock options exercisable for Common Stock at exercise prices which may be lower than the current market price of the Common Stock. Similarly, under employment arrangements with certain full-time employees, officers, directors and consultants of the Company, the Company has granted such employees, officers, directors and consultants options for Common Stock at exercise prices that may be lower than the prevailing market price of the Common Stock from time to time. Such stock option grants under the employee stock option plan if any, and to certain of the full-time employees, officers, directors and consultants of the Company, may dilute the value of the Common Stock.

DEVELOPMENT STAGE COMPANY

Although the Company was organized in January 1990, it has only conducted limited research activities, principally through its license and research agreements with TJU, Rutgers and Texas A&M, and has not generated any significant revenues to date from operations. Accordingly, the Company must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by newly established biopharmaceutical businesses, many of which uncertainties and complications may be beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. There can be no assurance that the Company will successfully develop and commercialize any products, generate any revenues or ever achieve profitable operations. See "Description of Business."

TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT

The technologies and products which the Company intends to develop are in the early stages of research and development, require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. These risks include, but are not limited to, the possibility that any or all of the Company's proposed products will be found to be ineffective or unsafe, that the products once developed, although effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing such products or that third parties market a superior or equivalent product and that the Company will be unable to secure a meaningful patent position for such products. See "Uncertainty Regarding Patents and Proprietary Rights." The results of initial preclinical and clinical testing of the Company's current and proposed products under development are neither necessarily predictive of results that will be obtained from subsequent or more extensive preclinical and clinical testing nor necessarily acceptable to the United States Food and Drug Administration (the "FDA") or other similar agencies to support applications for marketing permits.

The Company's agreements with (i) TJU, its licensor for the AC Vaccine(TM) technology, (ii) Rutgers, its licensor for certain anti-cancer and anti-infective technology and (iii) Texas A&M, its licensor for certain anti-cancer technology, do not contain any representations by the licensors as to the safety or efficacy of the inventions or discoveries covered thereby. The Company is unable to predict whether the research and development activities it is funding will result in any commercially viable products or applications. Further, due to the extended testing required before marketing clearance can be obtained from the FDA or other similar agencies, the Company is not able to predict with any certainty, when, if ever, it will be able to commercialize any of its proposed products.

The market for biotechnology in general, and for cancer immunotherapies such as the AC Vaccine technology and other possible future products, in particular, are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to develop and commercialize its existing product and to develop new products. There can be no assurance that the Company will successfully complete the development of its existing product or of any future product or that the Company's current or future products will achieve market acceptance. Any delay or failure of M-Vax, O-Vax, C-Vax, or any future product which the Company may develop, in achieving market acceptance would materially and adversely affect the Company's business. In addition, there can be no assurance that products or technologies developed by others will not materially render the Company's existing or future products or technologies non-competitive or obsolete.

This Report includes estimates by the Company of the number of patients with a particular type of cancer or other diseases, the number of patients who were administered a particular vaccine or drug and the number of patients who received or might have been candidates for a particular type of treatment. There can be no assurance that such estimates accurately reflect the true market or the extent to which any of the Company's products, if successfully developed, will actually be used by patients. Furthermore, even if patient use occurs, there can be no assurance that the Company's sales of its products for such uses will be profitable. Failure of the Company to successfully develop, obtain regulatory approval for, introduce and market M-Vax, O-Vax, C-Vax, and any possible future products would have a material adverse effect on the Company.

GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVAL

The proposed products of the Company will be subject to very stringent federal, state and local government regulations, including, without limitation, the Federal Food, Drug and Cosmetic Act, and its state and local counterparts. Similar regulatory frameworks exist in other countries where the Company may consider marketing its products. To date, TJU and Dr. David Berd, the inventor of the AC Vaccine technology, have conducted the ongoing clinical trials at TJU pursuant to an FDA-approved physician sponsored Investigational New Drug Application ("IND"). The Company met earlier with the FDA to discuss the clinical results obtained with M-Vax, the use of such results in support of the submission of a Company-sponsored IND to the FDA, and to review its proposed development program, which includes Phase III clinical trials for M-Vax. Prior to marketing M-Vax, O-Vax, C-Vax, or any other possible product the Company may develop, such product must undergo an extensive regulatory approval process. Any denials or delays in obtaining requisite approvals would be likely to have a material adverse effect on the Company.

The regulatory process includes extensive preclinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years and require the expenditure of substantial capital and other resources. In the U.S., clinical trials are stringently regulated by the FDA, and the FDA may suspend clinical trials at any time if it determines that patients are being exposed to an unreasonable health risk, or for certain other reasons. Delays or denials of marketing approval are encountered regularly due to the submission of unacceptable or incomplete data as deemed by the FDA or other similar regulatory agency, or due to regulatory policy for product approvals. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. These delays may be encountered both domestically and abroad. There is no assurance that even after clinical testing, regulatory approval will ever be obtained. If regulatory approval is obtained, the uses for which any products may be marketed will be limited to specific indications. Following regulatory approval, if any, a marketed product and its manufacturer are subject to continual regulatory review and periodic inspections. In the U.S., the Company would be required to comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, the Company would be required to comply with federal and state health care anti-kickback laws and other health care fraud and abuse laws that pertain to the marketing of pharmaceuticals. Failure to comply with regulatory requirements could subject the Company to administrative or judicial enforcement actions, including but not limited to product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse affect on the Company. Development and marketing of the Company's products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Failure to comply with these requirements could result in enforcement actions or penalties or could delay introduction of the Company's products in certain countries.

Failure of the Company to obtain and maintain regulatory approval of its proposed products, processes or facilities would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, many academic institutions and companies doing research in the field of cancer immunotherapy are using a variety of approaches and technologies. Any adverse results obtained by such researchers in preclinical or clinical studies, even if not directly or indirectly related to the Company's potential products or approaches, could adversely affect the regulatory environment for immunotherapy or other biotechnology products generally, and possibly lead to delays in the approval process for the Company's potential products. See "Description of Business--Government Regulation."

DEPENDENCE ON OTHERS FOR CLINICAL DEVELOPMENT OF, AND REGULATORY APPROVALS FOR, MANUFACTURING AND MARKETING OF PHARMACEUTICAL PRODUCTS

The Company anticipates that it may in the future seek to enter into collaborative agreements with pharmaceutical, or other biotechnology companies, for the development of, clinical testing of, seeking of regulatory approval for, and manufacturing, marketing and commercialization of, certain of its products. The Company may in the future grant to its collaborative partners, if any, rights to license and commercialize any pharmaceutical products developed under these collaborative agreements and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on such collaborative partners to conduct research efforts and clinical trials on, obtain regulatory approvals for, manufacture, market and commercialize certain of the Company's products. Although the Company believes that such collaborative partners might have an economic motivation to commercialize the pharmaceutical products which they may license, the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. There can be no assurance that the Company will be successful in establishing any collaborative arrangements, or that, if established, such future partners will be successful in commercializing products or that the Company will derive any revenues from such arrangements. Although the Company intends to pursue such collaborative arrangements in the future, there are no specific arrangements, proposals, plans or understandings with respect to any such collaborative arrangements.

DEPENDENCE ON THIRD PARTIES FOR ADDITIONAL FUNDS AND FOR MANUFACTURING, MARKETING AND SELLING

The Company currently does not have the resources to commercially manufacture, directly market or sell M-Vax, O-Vax, C-Vax, or any products it may develop in the future. Accordingly, the Company may be dependent on corporate partners or other entities for, and may have only limited control over, commercial scale manufacturing, marketing and selling of its products. The inability of the Company to acquire such third party manufacturing, distribution, marketing and selling arrangements for the Company's anticipated products will have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to enter into any arrangements for the manufacturing, marketing and selling of its products. While the Company is in the process of establishing commercial scale manufacturing facilities, such endeavor will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. There can be no assurance that the Company will be able to successfully establish such a facility, hire such personnel or successfully manufacture products for sale at competitive prices. See "Description of Business--Manufacturing and Marketing."

DEPENDENCE ON LICENSES AND SPONSORED RESEARCH AGREEMENTS

The Company relies heavily on third parties for a variety of functions, including certain functions relating to research and development. As of March 3, 1998, the Company had only six full-time employees. The Company is party to several license and research agreements which place substantial responsibility on the Company's licensors for research and clinical development of its products and technologies.

In particular, the Company is dependent upon the TJU License as the basis of its proprietary AC Vaccine technology and is dependent upon a sponsored research agreement with TJU for research and development efforts in connection therewith. Pursuant to the TJU License, the Company is obligated to pay an up-front license fee, to use due diligence in developing and bringing products to market and to make certain payments upon the achievement of certain milestones. The Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, is responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. In addition, the Company is required to invest a minimum amount per year in the AC Vaccine technology as well as sponsored research at TJU. The Company is similarly dependent upon the Rutgers License and Texas A&M License for certain of its technology, and has financial and other obligations thereunder (and under its related sponsored research agreements with each of Rutgers and Texas A&M) which are similar to those under the TJU agreements.

As the Company currently does not have laboratory facilities, the Company's research and development activities are intended to be conducted by universities or other institutions pursuant to sponsored research agreements. The sponsored research agreement entered into by the Company, TJU and Dr. Berd generally requires periodic payments by the Company to TJU on a quarterly basis. There are similar types of obligations under the Rutgers License and Texas A&M License.

If the Company does not meet its financial, development, or other obligations in a timely manner under its license agreements or related sponsored research agreements, the Company could lose the rights to its proprietary technology or the right to have its licensors and others conduct its research and development efforts, any of which could have a material adverse effect on the Company. TJU has the right to terminate the R&D agreement on 30 days' written notice if it becomes unable for any reason to complete the Study.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

The biotechnology industry places importance on obtaining patent and trade secret protection for new technologies, products and processes. The success of the Company will depend in substantial part on its ability, on the ability of its current licensors and on the ability of its potential future licensors, if any, to obtain patents, defend such patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under such patents.

More specifically, the Company relies on TJU's issued patent for its proprietary patent rights in and to the AC Vaccine technology and may rely on certain United States patents and pending patent applications, as well as a pending foreign Patent Cooperation Treaty ("PCT") application, relating to various aspects of its present and future products and processes. The patent application and issuance process can be expected to take several years and could entail considerable expense to the Company, as it may be responsible for such costs under the terms of any technology agreements. There can be no assurance that patents will issue as a result of any applications or that existing patents and any patents resulting from such applications, will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any issued patents will be enforceable and will not be subject to reexamination or reissue, or challenged, invalidated, or circumvented. There can be no assurance that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties. As a result, the Company cannot be certain that its scientists were the first to make inventions covered by its patents and patent applications.

In the event a third party has filed a patent application relating to an invention claimed in a Company patent application, the Company or its licensor may be required to participate in an interference proceeding in the United States Patent and Trademark Office to determine priority of the invention, which could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties at an undeterminable cost or to cease using the technology. In addition to patent litigation and interferences, a third party may at some time seek to have a patent of the Company reexamined in the Patent Office on the basis of prior art. The Company, or a licensor of the Company, may also at some time seek reexamination, or reissue, of a Company patent. An application for reissue is being made for the purpose of strengthening the TJU patent in light of a prior art reference which may have a material adverse impact on the patent. Although the Company believes that there is a sound basis for this reissue application, there can be no assurance that a patent will issue from the application, or that any such patent will be enforceable and will not be challenged, invalidated, or circumvented. There can be no assurance that the validity or enforceability of the Company's patents and its applications, if issued, would be upheld by a court.

While no patent that could be potentially infringed by manufacture, use or sale of the Company's product candidates has come to the attention of the Company, the Company's product candidates are still in the development stage, and neither their formulations nor their method of manufacture have been finalized. Thus, there can be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. There can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents, is found liable for infringement, or is not able to have them declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents, any of which could have a material adverse effect on the Company's business, results of operation and financial condition. See "Description of Business-- Proprietary Technology."

In its product development activities, the Company relies substantially on certain technologies which are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of propriety rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company. Certain of the Company's patents are directed to inventions developed within academic institutions (from which the Company earlier acquired rights to such patents) with funds from United States government agencies. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects as required by law or agreements with the funding agency. Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property rights is uncertain.

CONDUCTING BUSINESS ABROAD

To the extent the Company conducts business outside the United States, it intends to do so through licenses, joint ventures or other contractual arrangements for the development, manufacturing and marketing of its products. No assurance can be given that the Company will be able to establish foreign operations successfully through such a plan, or that foreign applications will avoid opposition and be approved. No assurance can be given that the foreign coverage will be available or that the manufacturing and marketing of its products through such licenses, joint ventures other arrangements will be commercially successful. The Company might also have greater difficulty obtaining proprietary protection for its products and technologies outside the United States and enforcing its rights in foreign courts.

For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union ("EU"). Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, foreign marketing authorizations are applied for at a national level, although with the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes, at least, all of the risks associated with FDA approval set forth above. The Company could possibly have greater difficulty in obtaining any such approvals and also might find it more difficult to protect its intellectual property abroad.

DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS

The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Except for its six full-time employees, each of the Company's officers, directors, advisors and consultants devotes only a portion of his or her time to the Company's business and for the most part are involved with other substantially full-time activities. The loss of certain of these individuals, including, without limitation, Jeffrey M. Jonas, M.D., the Company's President and Chief Executive Officer, could have a material adverse effect on the Company unless the Company could promptly hire qualified replacements. The Company maintains a key-man life insurance policy on Dr. Jonas in the amount of only $3 million. In addition, several of the Company's full-time employees, officers and consultants have only recently joined the Company. Although the Company has entered into letters of employment with many of its full-time employees, officers and consultants, such letters of employment do not contain provisions which would prevent any of them from resigning at any time.

Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company's activities, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees and such failure likely would have a material adverse effect on the Company.

LACK OF MANUFACTURING FACILITIES

In order to successfully commercialize its product candidates, the Company must be able to manufacture its products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of the types of biopharmaceutical products that are likely to be developed by the Company present several risks and difficulties. For example, the manufacture of M-Vax, O-Vax, C-Vax and other compounds the Company may develop for use in the Company's current and future products and technologies is complex, can be difficult to scale-up when large scale production is required and can be subject to delays, inefficiencies and poor or low yields of quality products. The Company may also be subject to risks relating to the expense, or unavailability of, products and compounds manufactured or sold by third parties which are required for use on a comparative basis in clinical trials and studies for the Company's products. There can be no assurance that the Company will be able to procure such products and compounds at an acceptable cost or in sufficient quantities without delays or other adverse effects upon the Company's development programs.

The Company currently has interim manufacturing capacity which it believes is reasonably adequate to support the commencement of the clinical programs and expects to expand its manufacturing staff and facilities, to establish an additional facility or facilities and to contract with third parties to assist it with production. There can be no assurance that the Company will be able to obtain from third party manufacturers adequate supplies in a timely fashion for commercialization, or that commercial quantities of any such products, if approved for marketing, will be available from contract manufacturers at acceptable costs. In the event the Company proceeds with establishing a full-scale commercial manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive regulations applicable to such a facility. There is no assurance that AVAX will be able to develop a current Good Manufacturing Practices ("cGMP") manufacturing facility sufficient for all clinical trials or commercial-scale manufacturing. The cost of manufacturing certain products may make them prohibitively expensive. In addition, in order to successfully commercialize its product candidates, the Company may be required to reduce the cost of production, and there can be no assurance that the Company will be able to do so. See "Description of Business--Manufacturing and Marketing."

COMPETITION

The Company's proposed cancer immunotherapy business is characterized by intensive research efforts and intense competition. Many companies, research institutes, hospitals and universities are working to develop products and processes in the Company's fields of research. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company and include, among others, Schering Plough Corporation,

Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson. Certain of such companies have experience in undertaking testing and clinical trials of new or improved products similar in nature to that which the Company is developing. In addition, certain competitors have already begun testing similar compounds or processes and may introduce such products or processes before the Company. Accordingly, other companies may succeed in developing products earlier than the Company or that are more effective than those proposed to be developed by the Company. Further, it is expected that competition in the Company's field will intensify. There can be no assurance that the Company will be able to compete successfully in the future. See "Description of Business --Competition."

RISK OF PRODUCT LIABILITY

Should the Company develop and market any products, the marketing of such products, through third-party arrangements or otherwise, may expose the Company to product liability claims. Though the Company presently carries product liability insurance, there can be no assurance that such insurance will protect the Company against all claims of product liability. The Company may be required to indemnify its licensor against certain product liability claims incurred as a result of the products developed by the Company. The Company's licensors have not made, and are not expected to make, any representations as to the safety or efficacy of the inventions covered by the license or as to any products which may be made or used under rights granted therein or thereunder. In addition, it is possible that license and collaborative agreements which the Company may enter into in the future may also include similar insurance requirements. There can be no assurance that in the future adequate insurance coverage will be available in sufficient amounts or at a reasonable cost, or that a product liability claim or recall would not have a material adverse effect on the Company.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MEASURES

The levels of revenues and profitability of pharmaceutical and/or biotechnology products and companies may be affected by efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. The United States Congress continually considers a number of legislative and regulatory reforms that may affect companies engaged in the health care industry in the United States. Pricing constraints on the Company's products, if approved, could have a material adverse effect on the Company. Although the Company cannot predict whether these proposals will be adopted or what effects such proposals may have on its business, the existence and pendency of such proposals could have a material adverse effect on the Company in general. In addition, the Company's ability to commercialize potential pharmaceutical and/or biotechnology products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's product candidates.

In addition, in the United States and elsewhere, sales of medical products and services are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell their products on a competitive basis. See "Risk Factors--Government Regulation; No Assurance of Product Approval."

NO ASSURANCE OF IDENTIFICATION OF ADDITIONAL PROJECTS; CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. See "Business." From time to time, if and when the Company's resources allow, the Company may explore the acquisition and subsequent development and commercialization of additional biomedical and pharmaceutical products and technologies. However, there can be no assurance that the Company will be able to identify any additional products or technologies and, even if suitable products or technologies are identified, there can be no assurance that the Company will have sufficient resources to pursue any such products or technologies in the foreseeable future.

Certain of the directors of the Company are officers of Paramount Capital Investments, LLC. See "Management." Paramount Capital Investments, LLC, is a merchant bank specializing in biotechnology companies. In the regular course of its business, Paramount Capital Investments, LLC, identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Paramount Capital Investments, LLC, nor any other person is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, and there can be no assurance, and purchasers of the Common Stock should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount Capital Investments, LLC, or any other person in the future will be made available to the Company. In addition, certain of the officers, directors, consultants and advisors to the Company may from time to time serve as officers, directors, consultants or advisors to other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company.

CONTROL BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

The Company's directors, executive officers and principal stockholders beneficially own approximately 38% of the outstanding shares of Common Stock. Accordingly, the Company's executive officers, directors, principal stockholders and certain of their affiliates have the ability to exert substantial influence over the direction and policies of the Company and, if they choose to act in concert, the election of the Company's Board of Directors and the outcome of issues submitted to the Company's stockholders.

VOLATILITY OF STOCK PRICE

The market price of the Common Stock like that of many other development-stage public pharmaceutical or biotechnology companies, may be highly volatile. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of any products developed by the Company and general conditions may have a significant or adverse effect on the market price of the Common Stock. Also, the trading price of the Common Stock may respond to quarterly variations in operating results, announcements of innovations or new products by the Company or its competitors and other events or factors, including, but not limited to, the sale or attempted sale of a large amount of such securities into the market. In addition, market fluctuations may adversely affect the market prices of such securities.

POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

As of March 3, 1998, 4,777,488 shares of Common Stock were issued and outstanding of which the Company believes that, other than those shares registered in the offering pursuant to its Registration Statement on Form SB-2 filed with the Commission (the "Offering"), only 1,487,822 shares of Common Stock are "restricted securities" and under certain circumstances may, in the future, be sold in compliance with Rule 144 under the Securities Act, unless they are held by "affiliates" of the Company as that term is used under the Securities Act of 1933 (the "Act"). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain conditions and certain manner of sale and notice requirements, including the requirement that there is adequate current public information with respect to the Company as contemplated by Rule 144, a person (or persons whose shares are aggregated), including persons who may be deemed an affiliate of the Company as that term is defined under the Act, who beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed (i) the greater of one percent of the total number of outstanding shares of the same class, or (ii) the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common

Stock for at least two years is entitled to sell such shares under Rule 144(k) without regard to the volume limitations described above.

In addition, the Company has issued and outstanding, or issuable, warrants and options to purchase an aggregate of 2,793,351 shares of Common Stock (excluding 49,229 shares of Common Stock underlying certain warrants and bridge placement warrants that are being registered in the Offering). Any employee, officer or director of the Company who acquired his or her shares prior to the effective date of the Registration Statement at a time when the Company was not subject the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") or who holds vested options as of the effective date of the Registration Statement, pursuant to a written compensatory plan or contract is entitled to rely on the resale provisions of Rule 701. Rule 701 permits non-affiliates to sell their Rule 701 shares without having to comply with the public information, holding period, volume limitation or notice provisions of Rule 144 and permits affiliates to sell their Rule 701 shares without having to comply with Rule 144's holding period restrictions, in each case commencing 90 days after the effective date of the Registration Statement.

The Company also has 5,130,681 shares of Common Stock that are issuable upon conversion of Series B Convertible Preferred Stock, par value $.01 per share, of the Company (the "Series B Preferred Stock"). Certain of the stockholders and holders of shares of Common Stock issuable upon exercise of Series B Preferred Stock (including shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock issuable upon exercise of the Company's Series B Placement Warrants), and other warrants of the Company, have certain demand and piggyback registration rights. The Company's current Registration Statement, to which the Offering relates, pertains to the resale of up to 6,355,248 shares of Common Stock and the Company may, in the future, agree to register other shares of Common Stock held by eligible persons, including officers of the Company, on Form S-8 relating to shares of Common Stock issuable upon exercise of such persons' stock options or warrants, including, without limitation, under its 1992 Stock Option Plan. Exercise of any registration rights could involve substantial expense to the Company.

In addition, the vesting dates for the shares issuable upon exercise of the Company's stock options are also subject to acceleration under certain circumstances, including certain changes in control of the Company, subject to certain exceptions.

Holders of the Company's warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be affected adversely by the presence of such securities and the terms thereof. No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be quoted from time to time on the Nasdaq Smallcap Market. Nevertheless, the possibility that substantial amounts of the Common Stock may be sold in the public market may adversely affect the prevailing market prices for the Common Stock and could impair the Company's ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of the Common Stock, whether such shares are "restricted shares" under Rule 144, or are otherwise eligible for resale without restriction, may have a depressive effect upon the price of the Common Stock and the market therefor.

LIMITED PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

The Common Stock is listed for quotation on the Nasdaq SmallCap Market. There can be no assurance that there will be an active trading market for the Common Stock. The absence of an active trading market would reduce the liquidity of an investment in the Common Stock. To the extent that brokerage firms act as market makers, they may be a dominating influence in any market that might develop, and the degree of participation by such firms may significantly affect the price and liquidity of the Common Stock. These firms may discontinue such activities at any time or from time to time. The prices at which the Common Stock may be offered in the market will be determined by these firms and the purchasers and sellers of the Common Stock, based in part on market factors, and may not necessarily relate to the Company's assets, book value, results of operations or other established and quantifiable criteria of value. The trading price of the Common Stock, including, without limitation, any Common Stock to be offered by the Selling Shareholders, could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many biotechnology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may affect adversely the market price of the Common Stock.

UNCERTAINTY OF LISTING ON NASDAQ SMALLCAP MARKET; MARKET ILLIQUIDITY

Although the Common Stock has been approved for initial listing and quotation on the Nasdaq SmallCap Market, such market has recently adopted stricter continuing listing criteria, which the Company is required to meet. Accordingly, continued inclusion of the Common Stock on the Nasdaq SmallCap Market pursuant to the recently adopted stricter standards requires that: (i) the Company have net tangible assets of $2,000,000, or a market capitalization of $35 million or more, or net income in two of the three most recent fiscal years of at least $500,000; (ii) the Company's public float have a market value of at least $1 million and a public float of at least 500,000 shares; (iii) the minimum bid price for the Common Stock be at least $1.00 per share; (iv) the Common Stock have at least two active market makers and be held of record by at least 300 shareholders and (v) the Company adhere to certain corporate governance provisions. For purposes of determining compliance with the public float requirements, shares of stock held by officers, directors and 10%-or-greater stockholders are excluded. There can be no assurance that the Company and the Common Stock will continue to satisfy the requirements for maintaining a listing on the Nasdaq SmallCap Market.

If the Company is unable to satisfy the continuing maintenance requirements as they may be in effect or applied from time to time, the Common Stock may be delisted from the Nasdaq SmallCap Market. In such event, trading, if any, in the Common Stock would thereafter probably be conducted on the OTC Bulletin Board or in the over-the-counter market through the National Quotation Bureau (the "pink sheets") and the Company would again be required to comply with the Nasdaq SmallCap Market's initial listing criteria in order to have the Common Stock re-approved for listing and quotation thereon. Consequently, the liquidity of the Common Stock could be impaired materially and adversely, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and media coverage of the Company, which could result in lower prices for the Common Stock than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Common Stock. See "Risks of Low Price Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Common Stock."

RISKS OF LOW-PRICED STOCK; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMMON STOCK

The Exchange Act requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission's regulations generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the Nasdaq SmallCap Market, subject to certain trade reporting requirements, and any equity security issued by an issuer that has (i) net tangible assets of at least $2 million, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5 million, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6 million, if such issuer has been in continuous operation for less than three years. Though the Company believes that it currently meets the net tangible assets test, there can be no assurance that the Company will meet the requirements of the foregoing financial exceptions. Thus, if the price per share of the Common Stock were to be less than $5.00 per share and the Company was unable to continue to meet the requirements for listing on the Nasdaq SmallCap Market, failure to qualify under one of the foregoing exceptions would require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. In any event, even if the Common Stock were exempt from such restrictions, they would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that engages in unlawful conduct while participating in a distribution of penny stock from associating with a broker-dealer or participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest. Accordingly, if the Common Stock is subject to the rules on penny stocks, the market liquidity for such securities could be materially and adversely affected.

In addition, if the Common Stock fails to meet the minimum market price, the net tangible asset or the annual revenue tests set forth above, but is quoted on the OTC Bulletin Board (as to which there can be no assurance), then trading in the Common Stock would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 promulgated under the Exchange Act for non-National Association of Securities Dealers Automotive Quotation System and non-exchange listed securities. Under such rules, broker-dealers who recommend such securities to persons other than established customers and "accredited investors" must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to this transaction. Securities are exempt from these rules if the market price of the Common Stock is at least $5.00 per share. Consequently, such Exchange Act rules may affect the ability of broker-dealers to make a market in such shares and may affect the ability of holders of Common Stock to sell in the secondary market.

ANTITAKEOVER EFFECTS OF PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND DELAWARE LAW

The Company's Articles of Incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock, par value $.01 per share, of which 300,000 shares are authorized for issuance as shares of Series B Preferred Stock, of which approximately 196,677 are issued and outstanding as Series B Preferred Stock or reserved for issuance upon the exercise of the Company's Series B Placement Warrants. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the new series of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any additional shares of its preferred stock, other than those already authorized for issuance upon exercise of the Company's placement warrants, there can be no assurance that the Company will not do so in the future.

The Company is subject to Section 203 of the General Corporation Law of the State of Delaware which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with or controlling or controlled by such entity or person. The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

POTENTIAL CONVERSION PRICE RESET OF SERIES B PREFERRED STOCK

In May and June 1996, the Company consummated an offering of units consisting of shares of Series B Preferred Stock and Common Stock. The 259,198 shares of Series B Preferred Stock sold in such offering were convertible at the option of the holders thereof into shares of Common Stock, at an initial conversion rate of 25 shares of Common Stock per share of Series B Preferred Stock, corresponding to a conversion price equal to $4.00 per share (the "Initial Conversion Price"). As of June 11, 1997, 13,250 shares of Series B Preferred Stock had been converted to Common Stock. The Initial Conversion Price was adjusted effective June 11, 1997, because the average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding such date was less than $5.40. The average was, in fact, $5.175 per share. Accordingly, the conversion price was adjusted to $3.83 per share, which corresponds to a new conversion rate of 26.0875 shares of Common Stock per share of Series B Preferred Stock. The conversion price (and, consequently the number of shares of Common Stock issuable upon conversion) is subject to further adjustment upon the occurrence of certain events including, mergers, reorganizations, consolidations, reclassifications, stock dividends or stock splits which would result in an increase or decrease in the number of shares of Common Stock outstanding. Any such reset of the conversion price applicable to the

Series B Preferred Stock would result in the issuance of additional shares of Common Stock upon conversion of the Series B Preferred Stock, and would have a dilutive effect on purchasers of the Common Stock offered hereby.

In addition, in consideration for their agreement to extend the "lock-up" provisions which are applicable to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, certain holders of shares of Series B Preferred Stock are entitled to be issued additional shares of Common Stock if the average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding June 11, 1998 is less than $5.175. If the average is below this amount, the Company will be required to issue additional shares of Common stock in an amount sufficient to effect the terms of the original reset provision. The occurrence of such an event and the issuance of the additional shares of Common Stock would have a dilutive effect on purchasers of the Common Stock offered hereby.

YEAR 2000

Pursuant to the Company's Year 2000 Plan, the Company is currently evaluating its computerized systems to assure that the transition to the Year 2000 will not disrupt the Company's operations. The Company also intends to evaluate the systems of its key suppliers, vendors and other collaborators. Presently, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the so-called Year 2000 problem will have any material adverse effect on the business, operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 problem will not adversely affect the Company and its business, particularly in an indirect manner by virtue of any problems encountered by third parties with whom it does business.

NO DIVIDENDS

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 2.           DESCRIPTION OF PROPERTIES

The Company's executive offices are located at 4520 Main, Suite 930, Kansas City, Missouri 64111. In October of 1996, the Company entered into a three-year lease for approximately 2,800 square feet of office space with a monthly rental of approximately $5,400, beginning in the fourth month. This lease was amended in December 1997 to add approximately 1,300 additional square feet of office space for the remainder of the original lease term which increased the monthly rental by approximately $2,700.

The Company anticipates that in the future it may own or lease its own facility for the manufacturing of its potential products and has entered into a 10-year lease for approximately 11,900 square feet of space in Philadelphia, Pennsylvania to begin construction of such a facility. The lease began in February 1998, contains options for expansion in 1999 and 2002 and contains an option to terminate at the end of the fifth year. The initial monthly rental is approximately $10,400.

The research work of the Company is currently being conducted at TJU, Rutgers and Texas A&M pursuant to their respective license and research agreements with the Company. See Item 1--"Description of Business--Risk Factors--Lack of Facilities", "Dependence on Third Parties for Additional Funds and for Manufacturing, Marketing and Selling," and "Dependence on Others for Clinical Development of, and Regulatory Approvals for, and Manufacturing and Marketing of Pharmaceutical Products" and "Certain Relationships and Related Transactions."

ITEM 3.           LEGAL PROCEEDINGS

The Company's application for a federal trademark registration for the name AVAX has been opposed by a third party. This opposition proceeding concerns the right of the Company to obtain a federal trademark registration in the United States Patent & Trademark Office for the name AVAX. Although the Company believes there is a sound basis for denial of the opposition and allowance of its application to register the name AVAX, there can be no assurance that the Company will prevail in this proceeding. There is also no assurance that the Company will desire or be able to continue using the name AVAX at some future time. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

The Company is not aware of any other pending or threatened legal actions which, in the opinion of management, based on known information, is likely to have a material adverse effect on the Company's business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock was publicly traded on the OTC Bulletin Board from December 19, 1996 through July 9, 1997. Since July 10, 1997, the Common Stock has been listed for quotation on the Nasdaq SmallCap Market under the symbol "AVXT". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock, as reported by the National Quotation Bureau and/or Nasdaq, for the quarters presented. Certain of the prices set forth below may represent inter-dealer quotations, without adjustment for markups, markdowns and commissions and may not reflect actual transactions.


     ---------------------------------------------------------------------
                                                    High         Low
                                                    ----         ---
     ---------------------------------------------------------------------
      Fiscal year ended December 31, 1998
        First quarter (through March 3, 1998        4 1/2       3 5/8
     ---------------------------------------------------------------------
      Fiscal year ended December 31, 1997
        First quarter                              $6 3/4      $5 1/2
        Second quarter                              5 7/8       4 1/4
        Third quarter                               5 3/8       4
        Fourth quarter                              4 1/2       3 1/2
     ---------------------------------------------------------------------
      Fiscal year ended December 31, 1996
        Fourth quarter                              6           5 3/4
     ---------------------------------------------------------------------


The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on March 10, 1998 was $ 4.125 per share. At March 3, 1998, there were 4,777,488 shares of Common Stock outstanding, which were held by approximately 800 shareholders of record.

The Company has not paid any cash dividends on its Common Stock since its formation. The payment of dividends, if any, in the future, with respect to the Common Stock, is within the discretion of the Board of Directors of the Company and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. The Board of Directors of the Company does not presently intend to declare any dividends on the Common Stock in the foreseeable future. The Company anticipates that all earnings and other resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

GENERAL

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $7,520,147 as of December 31, 1997. The Company expects to incur significantly increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax, O-Vax, C-Vax and other preclinical studies and clinical trials for other products that may arise from the AC Vaccine technology and from the compounds licensed from Rutgers and Texas A&M and other products that it may acquire or develop.

The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax, O-Vax and C-Vax products do not currently generate revenue and the Company does not expect to achieve revenues from these or other products for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, C-Vax, or any other products that it may develop.

PLAN OF OPERATION

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. See "Business." The Company anticipates that during the next 12 months it will conduct substantial research and development of the AC Vaccine technology, including, without limitation, Phase III clinical trials on M-Vax, the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax, its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd. The Company also plans to initiate a similar Phase I/II clinical trial of C-Vax, its AC Vaccine for colorectal cancer, within the next year. It is also expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources on the establishment of laboratory facilities for the manufacture of its products. See Item 1-- "Description of Business--Technology Applications and Product Candidates," "Research and Development" and "Manufacturing and Marketing."

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

During the last 12 months, the Company's Research and Development and General and Administrative expenses increased significantly from $.7 to $2.4 million and from $1.3 to $2.7 million, respectively. These increases relate primarily to the progress made in preparing the AC Vaccine technology for phase III clinical trials in melanoma, commencement of a proof-of-concept study in ovarian cancer with the same technology and completion of a Class 10,000 "clean room" laboratory for clinical manufacturing of the vaccine. Research and development costs also increased due to the licensing of the topoisomerase inhibitor compounds from Rutgers and the licensing of the anti-estrogen compounds from Texas A&M. General and administrative expenses also increased due to the completion of the registration of the shares issued in the Company's 1996 private placement and the listing of such shares on the Nasdaq Small Cap Market. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M compounds.

Also, during the past 12 months, the Company hired two new employees and it anticipates that over the next 12 months it may hire additional new employees, particularly in connection with the establishment of facilities for the clinical development and manufacture of the AC Vaccine products or any other technologies which may have been, or may be, acquired. The timing and cost of hiring any additional employees or the establishment of any such facility may vary depending on need and currently cannot be predicted with any certainty.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 24-36 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. However, since the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the Company will be able to meets its business objectives under its current operations plan and/or not need to raise additional capital. Since the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available. See See Item 1 - "Description of Business --Risk Factors--Accumulated Deficit; Uncertainty of Future Profitability."

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income, which is effective for years beginning after December 15, 1997, and will be adopted by the Company in 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management of the Company does not believe that this Statement will have any impact on the results of operations or the financial position of the Company.

ITEM 7.           FINANCIAL STATEMENTS

The Company's consolidated financial statements appear following Item 13 of this Report. See Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 10.          EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b)   Reports On Form 8-K

Three reports on Form 8-K were filed by the Company during the three months ended December 31, 1997. One report was filed on October 15, relating to a press release dated October 13, 1997, announcing the commencement of Phase II clinical trials of O-Vax for ovarian cancer. The second report was filed on October 27, relating to a press release dated October 27, 1997, announcing the initiation of Phase III clinical trials of M-Vax for melanoma. The third report was filed on December 9, 1997, relating to a press release dated December 8, 1997, announcing the establishment of a certified cell processing facility for the AC Vaccine at TJU.

                            AVAX Technologies, Inc.
                         (a development stage company)

                              Financial Statements

                     Years ended December 31, 1996 and 1997

                                    Contents

Report of Independent Auditors..............................................F-1

Audited Financial Statements

Balance Sheet as of December 31, 1997.......................................F-2
Statements of Operations for the years ended December 31, 1996 and 1997 and the period from January 12, 1990 (incorporation)
   to December 31, 1997.....................................................F-3
Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 1996 and 1997 and the period from January 12, 1990
   (incorporation) to December 31, 1997.....................................F-4
Statements of Cash Flows for the years ended December 31, 1996 and 1997 and the period from January 12, 1990 (incorporation)
   to December 31, 1997.....................................................F-6
Notes to Financial Statements...............................................F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
AVAX Technologies, Inc.

We have audited the accompanying balance sheet of AVAX Technologies, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1997, and for the period from January 12, 1990 (incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVAX Technologies, Inc. at December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997, and for the period from January 12, 1990 (incorporation) to December 31, 1997, in conformity with generally accepted accounting principles.

                                                             Ernst & Young LLP

Kansas City, Missouri
January 16, 1998

                            AVAX Technologies, Inc.
                         (a development stage company)

                                 Balance Sheet

                                                                   December 31,
                                                                       1997
                                                                   ------------
Assets
Current assets:
  Cash and cash equivalents                                        $ 6,820,884
  Marketable securities                                              9,102,028
  Common stock receivable from a related party (Note 2)              1,200,000
  Prepaid expenses and other current assets                            154,929
                                                                   ------------
Total current assets                                                17,277,841

Furniture and equipment, at cost                                        91,959
  Less accumulated depreciation                                         14,967
                                                                   ------------
Net furniture and equipment                                             76,992
                                                                   ------------
Total assets                                                       $17,354,833
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities (Note 5)                $   353,726
  Amount payable to preferred stockholders (Note 2)                  1,150,200
  Amount payable to Former Officer (Note 2)                             49,800
                                                                   ------------
Total current liabilities                                            1,553,726

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 3, 4, 7 and 8):
  Preferred stock, $.01 par value:
    Authorized shares - 5,000,000,
      including Series B - 300,000 shares
    Series B convertible preferred stock:
      Issued and outstanding shares - 204,159
        (liquidation preference - $27,561,465)                           2,041
  Common stock, $.004 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 4,582,305                           18,329
  Additional paid-in capital                                        23,995,640
  Subscription receivable                                                 (432)
  Deferred compensation                                               (694,324)
  Deficit accumulated during the development stage                  (7,520,147)
                                                                   ------------
Total stockholders' equity                                          15,801,107
                                                                   ------------
Total liabilities and stockholders' equity                         $17,354,833
                                                                   ============

See accompanying notes.

                            AVAX Technologies, Inc.
                         (a development stage company)

                            Statements of Operations

                                                                               Period From
                                                                             January 12, 1990
                                                                             (Incorporation)
                                                                                    to
                                                   Year Ended December 31       December 31,
                                                    1996            1997           1997
                                              -----------------------------------------------
Gain from sale of the Product (Note 2)         $         -      $         -     $ 1,951,000

Costs and expenses:
  Research and development                         738,991        2,448,976       4,801,285
  Marketing and selling                                  -                -         543,646
  General and administrative                     1,253,395         2,724,00       5,562,144
                                              -----------------------------------------------
Total operating income (loss)                   (1,992,386)      (5,172,983)     (8,956,075)

Other income (expense):
  Interest income                                  819,324        1,057,460       1,936,453
  Interest expense                                (353,867)        (150,602)       (646,293)
  Other, net                                        (9,913)               -         145,768
                                              -----------------------------------------------
Total other income, net                            455,544          906,858       1,435,928
                                              -----------------------------------------------

Net loss                                        (1,536,842)      (4,266,125)     (7,520,147)
Amount payable for liquidation
  preference                                    (1,131,744)               -      (1,870,033)
                                              -----------------------------------------------
Net loss attributable to
  common stockholders                          $(2,668,586)     $(4,266,125)    $(9,390,180)
                                              ===============================================

Net loss per common share - basic              $      (.84)     $     (1.14)
                                              ===============================

Weighted average number of common
  shares outstanding                             3,182,058        3,750,440
                                              ===============================

See accompanying notes.

                            AVAX Technologies, Inc.
                         (a development stage company)

                  Statements of Stockholders' Equity (Deficit)

                                                           Series A           Series B
                                                          Convertible        Convertible
                                                        Preferred Stock     Preferred Stock          Common Stock      Additional
                                                    -----------------------------------------------------------------    Paid-In
                                                       Shares      Amount    Shares    Amount      Shares     Amount     Capital
                                                    -----------------------------------------------------------------------------
Issuance of common stock for services in
  January 1990                                              -    $      -         -    $    -      582,500   $ 2,330  $      920
    Net loss                                                -           -         -         -            -         -          -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1990                                -           -         -         -      582,500     2,330         920
  Issuance of common stock for services in
    August 1991                                             -           -         -         -      230,000       920       5,830
  Net loss                                                  -           -         -         -            -         -           -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1991                                -           -         -         -      812,500     3,250       6,750
  Conversion of note payable to related
    party to common stock in June 1992                      -           -         -         -       22,913        92     160,465
  Issuance of common stock for services in
    May and June 1992                                       -           -         -         -      264,185     1,056       6,444
  Issuance of Series A convertible preferred
    stock, net of issuance cost in June, July
    and September 1992                              1,287,500      12,875         -         -            -         -   2,258,837
  Net loss                                                  -           -         -         -            -         -           -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1992                        1,287,500      12,875         -         -    1,099,598     4,398   2,432,496
  Issuance of common stock for services in
    July and November 1993                                  -           -         -         -        8,717        35      24,965
  Net loss                                                  -           -         -         -            -         -           -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1993                        1,287,500      12,875         -         -    1,108,315     4,433   2,457,461
  Issuance of common stock for services in
    July 1994                                               -           -         -         -        3,750        15       4,485
  Net loss                                                  -           -         -         -            -         -           -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1994                        1,287,500      12,875         -         -    1,112,065     4,448   2,461,946
  Common stock returned and canceled in
    April and May 1995                                      -           -         -         -     (307,948)   (1,232)          -
  Shares issued in September and
    November 1995                                           -           -         -         -    1,777,218     7,109           -
  Amount payable for liquidation
    preference                                              -           -         -         -            -         -    (738,289)
  Net income                                                -           -         -         -            -         -           -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1995                        1,287,500      12,875         -         -    2,581,335    10,325   1,723,657


                                                                                                       Deficit
                                                                                       Unrealized    Accumulated       Total
                                                                                        Loss on       During the    Stockholders'
                                                      Subscription     Deferred        Marketable    Development       Equity
                                                       Receivable     Compensation     Securities       Stage        (Deficit)
                                                    -----------------------------------------------------------------------------
Issuance of common stock for services in
  January 1990                                       $      -       $     -             $    -        $      -      $   3,250
    Net loss                                                -             -                  -            (889)          (889)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1990                                -             -                  -            (889)         2,361
  Issuance of common stock for services in
    August 1991                                             -             -                  -               -          6,750
  Net loss                                                  -             -                  -         (97,804)       (97,804)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1991                                -             -                  -         (98,693)       (88,693)
  Conversion of note payable to related
    party to common stock in June 1992                      -             -                  -               -        160,557
  Issuance of common stock for services in
    May and June 1992                                       -             -                  -               -          7,500
  Issuance of Series A convertible preferred
    stock, net of issuance cost in June, July
    and September 1992                                      -             -                  -               -      2,271,712
  Net loss                                                  -             -                  -        (607,683)      (607,683)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1992                                -             -                  -        (706,376)     1,743,393
  Issuance of common stock for services in
    July and November 1993                                  -             -                  -               -         25,000
  Net loss                                                  -             -                  -      (1,610,154)    (1,610,154)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1993                                -             -                  -      (2,316,530)       158,239
  Issuance of common stock for services in
    July 1994                                               -             -                  -               -          4,500
  Net loss                                                  -             -                  -        (781,221)      (781,221)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1994                                -             -                  -      (3,097,751)      (618,482)
  Common stock returned and canceled in
    April and May 1995                                      -             -                  -               -         (1,232)
  Shares issued in September and
    November 1995                                      (7,109)            -                  -               -              -
  Amount payable for liquidation
    preference                                              -             -                  -               -       (738,289)
  Net income                                                -             -                  -       1,380,571      1,380,571
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1995                           (7,109)            -                  -      (1,717,180)        22,568

                            AVAX Technologies, Inc.
                         (a development stage company)

                  Statements of Stockholders' Equity (Deficit) (continued)

                                                           Series A           Series B
                                                          Convertible        Convertible
                                                        Preferred Stock     Preferred Stock          Common Stock      Additional
                                                    -----------------------------------------------------------------    Paid-In
                                                       Shares      Amount    Shares    Amount      Shares     Amount     Capital
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1995                        1,287,500    $12,875          -    $    -    2,581,335   $10,325  $ 1,723,657
  Repurchase of common stock in
    March 1996                                              -          -          -         -      (77,901)     (312)           -
  Payment of subscription receivable                        -          -          -         -            -         -            -
  Conversion of Series A preferred in
    June 1996                                      (1,287,500)   (12,875)         -         -      321,875     1,288       11,587
  Issuance of common stock and Series B
    preferred stock in a private placement
    in May and June 1996                                    -          -    258,198      2,582     129,099       516   22,217,397
  Issuance of common stock and
    Series B preferred stock for
    services in June 1996                                   -          -      1,000         10         500         2       99,988
  Exercise of warrants in June and July
    1996                                                    -          -          -          -     156,250       626        5,624
  Amount payable for liquidation
    preference                                              -          -          -          -           -         -   (1,131,744)
  Compensation related to stock options
    granted in May and September 1996                       -          -          -          -           -         -    1,076,373
  Amortization of deferred compensation                     -          -          -          -           -         -            -
  Unrealized loss on marketable securities                  -          -          -          -           -         -            -
  Net loss                                                  -          -          -          -           -         -            -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1996                                -          -    259,198      2,592   3,111,158    12,445   24,002,882
  Payment of subscription receivable                        -          -          -          -           -         -            -
  Write-off of subscription receivable                      -          -          -          -           -         -       (1,833)
  Exercise of warrants in April and
    June 1997                                               -          -          -          -      49,770       199         (199)
  Conversions of preferred to common
    stock                                                   -          -    (55,039)      (551)  1,421,403     5,685       (5,134)
  Repurchase of fractional shares                           -          -          -          -         (26)        -          (76)
  Realization of loss on marketable securities              -          -          -          -           -         -            -
  Amortization of deferred compensation                     -          -          -          -           -         -            -
  Net loss                                                  -          -          -          -           -         -            -
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1997                                -   $      -    204,159     $2,041   4,582,305   $18,329   $23,995,640
                                                    ==============================================================================


                                                                                                       Deficit
                                                                                       Unrealized    Accumulated       Total
                                                                                        Loss on       During the    Stockholders'
                                                      Subscription     Deferred        Marketable    Development       Equity
                                                       Receivable     Compensation     Securities       Stage        (Deficit)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1995                          $(7,109)        $   -             $    -        $(1,717,180)  $    22,568
  Repurchase of common stock in
    March 1996                                            312             -                  -                  -             -
  Payment of subscription receivable                    2,771             -                  -                  -         2,771
  Conversion of Series A preferred in
    June 1996                                               -             -                  -                  -             -
  Issuance of common stock and Series B
    preferred stock in a private placement
    in May and June 1996                                    -             -                  -                  -    22,220,495
  Issuance of common stock and
    Series B preferred stock for
    services in June 1996                                   -             -                  -                  -       100,000
  Exercise of warrants in June and July
    1996                                                    -             -                  -                  -         6,250
  Amount payable for liquidation
    preference                                              -             -                  -                  -    (1,131,744)
  Compensation related to stock options
    granted in May and September 1996                       -    (1,076,373)                 -                  -             -
  Amortization of deferred compensation                     -       112,949                  -                  -       112,949
  Unrealized loss on marketable securities                  -             -             (2,037)                 -        (2,037)
  Net loss                                                  -             -                  -         (1,536,842)   (1,536,842)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1996                           (4,026)     (963,424)            (2,037)        (3,254,022)   19,794,410
  Payment of subscription receivable                    1,761             -                  -                  -         1,761
  Write-off of subscription receivable                  1,833             -                  -                  -             -
  Exercise of warrants in April and
    June 1997                                               -             -                  -                  -             -
  Conversions of preferred to common
    stock                                                   -             -                  -                  -             -
  Repurchase of fractional shares                           -
  Realization of loss on marketable securities              -             -                  -                  -           (76)
  Amortization of deferred compensation                     -             -              2,037                  -         2,037
  Net loss                                                  -       269,100                  -                  -       269,100
                                                                          -                  -         (4,266,125)   (4,266,125)
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1997                            $(432)  $  (694,324)           $     -        $(7,520,147)  $15,801,107
                                                    =============================================================================


                            AVAX Technoligies, Inc.
                         (a development stage company)

                            Statements of Cash Flows



                                                                                          Period from
                                                                                        January 12, 1990
                                                                                        (Incorporation)
                                                         Year ended December 31         to December 31,
                                                         1996              1997              1997
                                                   ----------------------------------------------------
Operating activities
Net loss                                            $ (1,536,842)     $ (4,266,125)     $ (7,520,146)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                        164,865           282,061           512,322
    Gain from sale of the Product                              -                 -        (1,951,000)
    Gain on sale of intellectual property                      -                 -              (787)
    Accretion of interest on common stock
      receivable                                        (298,459)         (150,541)         (449,000)
    Accretion of interest on amount payable
      to preferred stockholders and Former
      Officer                                            298,459           150,541           449,000
    Loss on sale or abandonment of furniture
      and equipment                                        8,156                 -            37,387
    Issuance of common stock for services                100,000                 -           147,000
    Changes in operating assets and
      liabilities:
      Prepaid expenses and other current
        assets                                           (61,285)          (93,644)         (154,929)
      Accounts payable and accrued liabilities             2,933            76,048           353,724
      Amount payable to Former Officer                         -                 -            80,522
                                                   ----------------------------------------------------
Net cash used in operating activities                 (1,322,173)       (4,001,660)       (8,495,907)

Investing activities
Purchase of marketable securities and short-
  term investments                                    (6,136,890)       (9,102,028)      (16,218,500)
Proceeds from sale of short-term investments                   -         6,136,890         7,116,472
Purchases of furniture and equipment                     (45,777)          (46,182)         (157,893)
Proceeds from sale of furniture and equipment                  -                 -             4,600
Organization costs incurred                                    -                 -            (1,358)
                                                   ----------------------------------------------------
Net cash used in investing activities                 (6,182,667)       (3,011,320)       (9,256,679)

                            AVAX Technologies, Inc.
                         (a development stage company)

                      Statements of Cash Flows (continued)

                                                                                          Period from
                                                                                        January12, 1990
                                                                                        (Incorporation)
                                                         Year ended December 31         to December 31,
                                                         1996              1997              1997
                                                   ----------------------------------------------------
Financing activities
Proceeds from issuance of notes payable
  to related party                                  $          -      $          -      $    957,557
Principal payments on notes payable to
  related party                                         (207,000)                -          (797,000)
Proceeds from loans payable                              400,000                 -         1,389,000
Principal payments on loans payable                   (1,050,000)                -        (1,389,000)
Payments for fractional shares from reverse
  splits and preferred stock conversions                       -               (76)              (76)
Financing costs incurred                                 (36,000)                            (90,000)
Payments received on subscription receivable               2,771             1,761             4,532
Proceeds received from exercise of stock
  warrants                                                 6,250                 -             6,250
Net proceeds received from issuance of
  preferred and common stock                          22,220,495                 -        24,492,207
                                                   ----------------------------------------------------
Net cash provided by financing activities             21,336,516             1,685        24,573,470
                                                   ----------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                         13,831,676        (7,011,295)        6,820,884
Cash and cash equivalents at beginning
  of period                                                  503        13,832,179                 -
                                                   ----------------------------------------------------
Cash and cash equivalents at end of period           $13,832,179      $  6,820,884      $  6,820,884
                                                   ====================================================

Supplemental disclosure of cash flow
  information
Interest paid                                        $   157,721      $          -      $    197,072
                                                   ====================================================

See accompanying notes.

                            AVAX Technologies, Inc.
                         (a development stage company)

                         Notes to Financial Statements

                           December 31, 1996 and 1997


1. Description of Business and Significant Accounting Policies

Description of Business

AVAX Technologies, Inc. (the Company) is a development stage biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional, dietary, medicinal and/or elixorative food supplement or drug and all of the related patents and other intellectual property (the Product) (see Note 2).

Also in November 1995, the Company entered into a license agreement with the Thomas Jefferson University (TJU) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the Invention) (see Note 3).

In December 1996, the Company entered into a license agreement with Rutgers University (Rutgers) to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer and infectious diseases (the Compounds) (see Note 3).

In February 1997, the Company entered into a license agreement with Texas A&M to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the Texas A&M Compounds) (see Note 3).

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

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


1. Description of Business and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997, all cash and cash equivalents were held at two financial institutions.

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities classified as held-to-maturity are included in interest income.

Equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Interest and dividends on securities classified as available-for-sale are included in interest income.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


1. Description of Business and Significant Accounting Policies (continued)

The following is a summary of marketable securities:


                                                               Unrealized       Estimated
      Description of Securities                 Cost              Loss          Fair Value
--------------------------------------------------------------------------------------------
December 31, 1996
Held-to-maturity debt securities:
  U.S. Treasury securities                   $2,126,462         $     -          $2,126,462
  Other U.S. government securities            2,000,000               -           2,000,000
                                           -------------------------------------------------
                                              4,126,462               -           4,126,462
Available-for-sale:
  Equity securities                           2,010,428          (2,037)          2,008,391
                                           -------------------------------------------------
                                             $6,136,890         $(2,037)         $6,134,853
                                           =================================================
December 31, 1997
Held-to-maturity debt securities:
  Commercial paper                          $9,024,625          $     -          $9,024,625
  U.S. Treasury securities                      77,403                -              77,403
                                           -------------------------------------------------
                                            $9,102,028          $     -          $9,102,028
                                           =================================================

The Company's debt securities all mature in 1998.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the furniture and equipment, which range from three to 10 years.

Research and Development Costs

Research and development costs, including payments related to patents and license agreements, are expensed when incurred.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


1. Description of Business and Significant Accounting Policies (continued)

Deferred Compensation

Certain compensation costs are deferred and amortized over the vesting period of such compensation.

Share Information

Prior to the first closing of a private placement on May 15, 1996 (see Note 4), the Company effected a 1-for-2 reverse stock split of the Company's common stock. Pursuant to an amendment to the Company's Certificate of Incorporation dated May 7, 1997, a second 1-for-2 reverse split of the Company's common stock was effected as of the close of business on May 13, 1997. All outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect both 1-for-2 reverse stock splits.

Earnings Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

Net loss per share is based on net loss divided by weighted average number of shares of common stock outstanding during the respective periods, adjusted to reflect the reverse stock splits. The weighted average number of common shares outstanding has been calculated in accordance with Staff Accounting Bulletin 83 (SAB 83) of the Securities

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

and Exchange Commission. SAB 83 requires that shares of common stock, warrants and options issued one year prior to the initial filing of a registration statement relating to an initial public offering at amounts below the public offering price be considered outstanding for all periods presented in the Company's registration statement. For purposes of calculating the net loss per share, the private placement of Series B convertible preferred stock (see Note
4) has been considered to be the equivalent of an initial filing of a registration statement relating to an initial public offering, and the initial public offering price was determined to be $3.92 per share by assuming that the preferred stock issued was immediately converted into common stock. Those shares of common stock, warrants and options (see Note 4), considered as cheap stock in accordance with SAB 83, were considered outstanding for all periods, prior to July 10, 1997, at which time the Company's registration statement on Form SB-2 to register the shares sold in the private placement was declared effective.

The following table sets forth the computation of the Company's basic earnings per share information, adjusted for the SAB 83 requirements, as discussed above. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be antidilutive for the periods presented.


                                                            1996               1997
                                                       ----------------------------------
Numerator (basic):
  Net loss                                              $(1,536,842)        $(4,266,125)
  Amount payable for liquidation preference              (1,131,744)                  -
                                                       ----------------------------------
Numerator - income available to common
  stockholders                                          $(2,668,586)        $(4,266,125)
                                                       ==================================

Denominator (basic):
  Weighted average shares                                 2,859,126           3,616,906
  Effect of stock issuances, stock options and
    warrants issued within one year prior to the
    initial public offering (IPO) at prices below
    the IPO price                                           322,932             133,534
                                                       ----------------------------------
Denominator                                               3,182,058           3,750,440
                                                       ==================================

Net loss per share - basic                              $      (.84)        $     (1.14)
                                                       ==================================

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25. See Note 4 for the pro forma effects of applying SFAS No. 123.

2. Sale of the Product

In December 1995, the Company entered into an agreement to sell the Product for $2.4 million in shares of common stock of Interneuron Pharmaceuticals, Inc.
(IPI), a public company, the parent of the purchaser of the Product (the Stock). Certain common stockholders of the Company are also common stockholders of IPI. The purchase price, payable in two equal installments in December 1996 and 1997, is fixed, and the number of shares of the Stock will vary depending on the quoted market price of the Stock at such time.

The first installment was paid on January 3, 1997 in the form of a distribution of IPI stock directly by IPI to the Series A convertible preferred stockholders, who were holders of record on the closing date of the agreement for sale, and the Company's former President and Chief Executive Officer (the Former Officer). The final installment was received on January 14, 1998. Accordingly, the common stock receivable and the payables to preferred stockholders and the Former Officer related to this installment are reported as current assets and liabilities, respectively, in the accompanying balance sheet.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


2. Sale of the Product (continued)

The sale of the Product was approved by the Company's common and Series A preferred stockholders subject to the following conditions:

     o At approximately the same time each installment is received by the Company, 95.85% of the Stock will be distributed by the Company, or directly by IPI, to the Company's preferred stockholders of record (referred to herein as the holders of Series A preferred stock) at the time sale of the Product closed, on a pro rata basis, to reduce their liquidation preference, provided, however, that if at the time of each installment, any of the Company's indebtedness which had been outstanding at the time of the closing of the agreement to sell the Product (December 27, 1995) and is then due and payable, the Company will cause such indebtedness to be paid or provided for, whether by use of available cash, refinancing, redirecting a portion of the Stock to satisfy such indebtedness, or otherwise, as the Company shall determine in its best interest.

     o The remaining 4.15% of the Stock (or a cash payment equal to the value thereof) will be distributed to the Former Officer in partial consideration for his resignation from the Company and the return to the Company of all common stock of the Company and cancellation of options to purchase 62,500 shares of common stock (see Note 8).

Other than for the Former Officer, none of the other common stockholders were entitled to any of the Stock.

Because the Stock is receivable in two equal annual installments, the gain from the sale of the Product, $1,951,000, was calculated by discounting the value of the Stock receivable using a discount rate of 15%. In 1995, the Company also recorded the difference between 95.85% of the discounted net present value of the Stock to be received and the Company's indebtedness, $1,131,744 at December 31, 1995, as a payable to the preferred stockholders of $738,289 to reduce their liquidation preference. The present value of the amount payable to the preferred stockholders, including the accretion of interest thereon, was $2,156,106 at December 31, 1996, since all of the Company's indebtedness outstanding as of the date of the sale of the Product has been satisfied through sources

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

2. Sale of the Product (continued)

other than the Stock to be received. The present value of the amount payable to the preferred stockholders, including accretion of interest thereon, is $1,150,200 at December 31, 1997, after being reduced by the payment of the first installment in January 1997.

The discounted net present value of the Stock distributable to the Former Officer as of the date of sale, amounting to $80,967, was allocated between common stock ($445) and severance expense ($80,522) based on the fair value of the Company's common stock ($.004 per share). The present value of the amount payable to the Former Officer, including the accretion of interest thereon, is $49,800 at December 31, 1997.

3. License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention. In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder (the Scientist). These shares had antidilution rights prior to the first equity financing, as defined in the license agreement, in excess of $1,000,000 by the Company.

Under terms of the license agreement, the Company was required to raise a minimum of $500,000 of net operating capital by December 1996. Also under the terms of the license agreement, (i) the Company is obligated to pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (FDA) or comparable international agency, $10,000 upon the first filing of a New Drug Application
(NDA) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products. In addition, the Company is obligated to pay royalties on its worldwide net sales revenue derived from the Invention and a percentage of all revenues received from sublicensees of the Invention.

The Company also entered into a research agreement with TJU to fund a study to be performed by TJU for the development of the technology related to the Invention (the Study) at approximately $220,000 per annum for the first three years. The Company, at its discretion, may reduce the funding in the third year to no less than $100,000. Following

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

3. License and Research Agreements (continued)

the third year, the Company is obligated to spend a minimum of $500,000 per year on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. The research agreement will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time.

In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds. In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has committed to the issuance of warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011. These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of one hundred thousand dollars ($100,000) per year for the next three years. In addition, the Company is obligated to spend an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000.

Under the terms of the license agreement, the Company is obligated to pay certain milestone payments as follows: $15,000 on the earlier of October 31, 1999 or the date of first filing of an Investigational New Drug (IND) application with the FDA, or comparable international agency; $25,000 on the earlier of October 31, 2001 or the date of initiation of Phase II trials in the United States or another major market country; $45,000 on the earlier of October 31, 2005 or the date of first filing of an NDA application with the FDA, or comparable international agency; and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA, or comparable international agency, to market products.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

3. License and Research Agreements (continued)

In addition, the Company is obligated to pay royalties on its worldwide net sales revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $100,000 in the first year of commercial marketing, $200,000 in the second year, $250,000 in the third year, $300,000 in the fourth year, and $350,000 in the fifth and all following years.

In February 1997, the Company entered into an agreement with Texas A&M for the exclusive worldwide license to develop, manufacture and sell products embodying the Texas A&M Compounds. Under the terms of the license agreement, the Company has agreed to fund research in the amount of approximately $108,000 per year for the next three years. The Company is also obligated to pay certain milestone payments as follows: $24,000 upon initiation of certain toxicity evaluations; $12,000 upon completion of toxicity evaluations demonstrating certain acceptable toxicity levels; $12,000 upon the submission of an IND to the FDA, or comparable international agency; $5,000 upon completion of the first Phase I clinical investigation; and $15,000 upon receipt by the Company of NDA approval from the FDA to market products.

In addition, the Company is obligated to pay royalties on its worldwide net sales revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year, and $200,000 in the third year and all following years.

4. Equity Transactions

Common and Preferred Stock

Common stock issued for services since 1990 has been recorded based on the value of the services provided.

In April 1995, in accordance with the terms of his resignation and related severance arrangements, the Former Officer returned 111,330 shares of common stock and options to purchase 62,500 shares of common stock. The common stock returned was valued at $.004 per share. The common stock and options returned were canceled.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


4. Equity Transactions (continued)

In May 1995, in accordance with the terms of a settlement agreement with a former officer and director of the Company, the Company agreed to release and relinquish any claim it may have on certain intellectual property, excluding the Product, in exchange for 196,618 shares of the Company's common stock owned by her and her family.

The common stock was valued at $.004 per share and was canceled.

On September 13, 1995, the Company issued 402,490 shares of common stock to officers of the Company at $.004 per share.

On November 20, 1995, the Company issued an aggregate of 458,243 shares of common stock to TJU and the Scientist (see Note 3). In addition, on November 20, 1995, the Company issued, in aggregate, an additional 916,485 shares to a principal stockholder, a third party designated by the principal stockholder, and an officer, at $.004 per share.

On March 24, 1996, the Company repurchased 77,901 shares of common stock previously issued to an officer at $.004 per share. The repurchased shares were canceled.

In May 1996, the Company's authorized capital was increased to 50,000,000 shares of common stock, par value $.004, and 5,000,000 shares (of which 2,500,000 shares were designated as Series A preferred stock and 300,000 shares were designated as Series B preferred stock) of preferred stock, par value $.01.

Pursuant to a private placement in May and June 1996, the Company issued 258,198 shares of Series B convertible preferred stock. The preferred stockholders also received 129,099 shares of common stock. The total consideration was $25,819,800. The per share price allocated to common stock and Series B convertible preferred stock was $1 and $99, respectively. In connection with the private placement, the Company paid $3,357,000 in commissions and nonaccountable expenses to the placement agent, a related party, and issued 500 shares of common stock and 1,000 shares of Series B convertible preferred stock as consideration for legal services valued at $100,000. In addition, the placement agent received warrants to purchase 25,819.8 shares of Series B convertible preferred stock at an exercise price of $110 per share. Such warrants are exercisable until June 11, 2006, contain certain antidilution provisions and may be exercised pursuant to a cashless exercise feature. Other share issuance expenses amounted to $142,000.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)

The Series B preferred stockholders are entitled to voting rights equivalent to the number of common shares into which their preferred shares are convertible. The Series B preferred stockholders are also entitled to receive, in preference to the holders of common stock, an amount per preferred share of $135 plus any declared but unpaid dividends.

Pursuant to the terms of the private placement, each share of Series B preferred stock was convertible at any time, in whole or in part, at the discretion of the holders, into common stock at $4 per share (the Initial Conversion Price), which amounted to 6,479,950 shares at December 31, 1996. Twelve months after the final closing date (the Reset Date), the Company could, at its option, cause conversion of the preferred stock, in whole or in part, into common stock at the Initial Conversion Price if the closing price of the common stock exceeded 150% of the Initial Conversion Price for at least 20 trading days in any 30-consecutive-trading-day period.

At the second closing of the private placement on June 11, 1996, the 1,287,500 shares of Series A preferred stock were automatically converted to 321,875 shares of common stock. Notwithstanding such conversion, holders of the Series A preferred stock have received pro rata 95.85% of shares of common stock of IPI associated with the sale of the Product, as discussed in Note 2.

During 1997, Series B preferred stockholders converted 55,039 shares of preferred stock into 1,421,392 shares common stock at the conversion price in effect at the time. At December 31, 1997, the remaining 204,159 shares of Series B preferred stock are convertible into 5,325,866 shares of common stock, excluding the effect of any fractional shares.

Conversion Reset

In accordance with the terms of the placement, the Initial Conversion Price was to be adjusted and reset effective as of the Reset Date if the average closing bid price for the 30 consecutive trading days immediately preceding the Reset Date (the 12-Month Trading Price) was less than 135% of the Initial Conversion Price or $5.40. If such was the case, the Initial Conversion Price would be reduced to be equal to the greater of the 12-Month Trading Price divided by 1.35 or 50% of the Initial Conversion Price.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)

The Initial Conversion Price was adjusted effective June 11, 1997, because the average closing bid price of the common stock for the 30 consecutive trading days immediately preceding such date was less than $5.40. The average was, in fact, $5.175 per share. Accordingly, the conversion price was adjusted to $3.83 per share, which corresponds to a new conversion rate of 26.0875 shares of common stock per share of Series B preferred stock.

Staggered Lock-Up

Pursuant to the terms of the placement, 25% of each holder's shares of common stock issuable upon conversion of the Series B preferred shares (the Conversion Shares) were not subject to any restriction on resale (Lock-up). The remaining 75% of each holder's Conversion Shares were subject to a staggered Lock-up, whereby 25% of the Conversion Shares were released from the Lock-up every three months after the final closing, through and including March 11, 1997.

In March 1997, the Company completed a revision to the staggered Lock-up and Conversion Reset provision of the private placement. Shareholders owning approximately 94% of the Series B preferred shares agreed to a modification of the original subscription agreement, such that the staggered Lock-up would expire beginning three months after both listing and effectiveness under the Securities Act of 1933 of the Company's Registration Statement for its common stock (Effectiveness). As so modified, upon listing and Effectiveness, which occurred on July 10, 1997, 25% of the Conversion Shares were not subject to any Lock-up provisions. The remaining 75% of the Conversion Shares were subject to a staggered Lock-up, such that every three months after July 10, 1997, 25% of the Conversion Shares are released from Lock-up until the ninth month, at which point, all Conversion Shares will no longer be subject to any Lock-up.

In addition, for those shareholders who accepted the Lock-up modifications, the Company agreed to provide additional reset protection, extending the Reset Date to 12 months following the later of Effectiveness and listing. The terms of this modified reset are the same as the original reset provision, except that the Company will not adjust the conversion price, but will issue additional shares of common stock to effect the principles of the reset provision.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)

Stock Options

In April 1992, the Board of Directors approved the 1992 Stock Option Plan (the
Plan), which, as amended, authorizes up to 437,500 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the Plan's adoption date and generally expire 10 years from the date of grant.

The following summarizes activity in the Plan:

                                                      Options
                                                    -----------

     Balance at December 31, 1994                      276,375
       Canceled                                       (246,375)
                                                    -----------
     Balance at December 31, 1995, 1996 and 1997        30,000
                                                    ===========

All outstanding options were issued at an exercise price of $1.20 per share. At December 31, 1997, options to purchase 30,000 shares of common stock were exercisable, and options to purchase 407,500 shares of common stock were available for grant under the Plan.

Certain officers and employees were also granted stock options in 1996, as authorized by the Board of Directors, apart from the Plan. In May 1996, the Company's President and Chief Executive Officer (the President) received options to purchase 318,873 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $2 per share, the Company recorded $318,873 as deferred compensation. Such deferred compensation is being amortized over four years.

In September 1996, certain officers and an employee also received options to purchase 252,500 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)

fair value of the Company's common stock at the date of grant was determined to be $4 per share, the Company recorded $757,500 as deferred compensation. Such deferred compensation is being amortized over four years.

In March 1997, one other employee of the Company received options to purchase 52,500 shares of common stock at $6.00 per share, the closing market price on the date of grant. In July 1997, the Company withdrew such options and replaced them with options to purchase 90,000 shares of common stock at an exercise price of $4.50, the closing market price on the date of grant. The options vest as follows: 5,000 shares vest on September 1, 1997, 30,000 shares vest at a rate of 1/6 every six months over a three-year period, thereafter, and the remaining 55,000 shares will vest upon the occurrence of certain milestone events relating to the Company's manufacturing program. Such options are exercisable for a period of seven years.

In July 1997, the President, certain officers and an employee also received options to purchase 280,000 shares of common stock at $4.50 per share. The President's options, which represent 150,000 of these options, vest at a rate of 1/12 per quarter over a three-year period. The remaining options vest at a rate of 1/16 per quarter over four years and all are exercisable for a period of seven years.

In July 1997, options were issued to a scientific consultant to purchase 30,000 shares of common stock at $4.50 per share. Such options vest at a rate of 1/3 per year over three years and are exercisable for a period of seven years.

In September 1997, four directors of the Company each received a grant of 40,000 options to purchase common stock at $4.50 per share. Such options vest at a rate of 1/16 per quarter over four years, commencing on December 1, 1997, and are exercisable for a period of seven years.

In December 1997, four directors of the Company each received a grant of 5,161 options to purchase common stock at $3.88 per share. Such options vest at a rate of 1/4 per quarter over one year, commencing on March 1, 1998, and are exercisable for a period of seven years.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)

Warrants

In June, July and September 1992, the Company issued warrants to purchase 88,769 shares (adjusted to comply with antidilution provisions of the warrants) of the Company's common stock at a price of $2.59. These warrants were exercised in April and June 1997 under a cashless exercise provision, resulting in the issuance of 49,770 shares of common stock.

The Company has issued warrants to purchase 7,750 (May 1993) and 90,000 (January, February and August 1995) shares of the Company's common stock at a price of $11.00 and $.04 per share, respectively. These warrants are exercisable at any time and expire in 1998 and 2006, respectively.

In January and February of 1996, the Company issued warrants to purchase 97,500 shares of the Company's common stock at a price of $.04 per share. Such warrants are exercisable at any time and expire in 2007.

In October 1996, the Company issued warrants to purchase 50,000 shares of common stock at $6 per share, 25,000 of which were subsequently canceled in April of 1997 (see Note 7). These warrants are exercisable at December 31, 1997 and expire in 2001.

In December 1996, the Company committed to the future issuance of warrants to purchase 125,000 shares of the Company's common stock at a price of $8.24 per share (see Note 3).

In June and July of 1996, warrants to purchase 156,250 shares of common stock at $.04 per share were exercised.

In February 1997, the Company issued warrants to three outside consultants to purchase a total of 25,500 shares of common stock at $6.00 per share. These warrants vested immediately upon issuance and expire in 2004.

In April 1997, the Company issued warrants to purchase 50,000 shares of common stock at $8.00 per share (see Note 7). Such warrants vest on various dates through April 1998 and expire in July 2002.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)

In July 1997, warrants were issued to a consultant to purchase 45,000 shares of common stock at $4.50 per share. Such warrants were to vest upon the occurrence of certain milestones and were exercisable for a period of five years. In December 1997, these warrants were canceled and new warrants to purchase 115,000 shares of common stock at $3.50 per share were issued to the consultant. Such warrants vest upon the occurrence of certain milestones and are exercisable for a period of five years.

In December 1997, warrants were issued to a consultant to purchase 200,000 shares of common stock at $3.75 per share. Such warrants vest upon the achievement of certain performance-based milestones and are exercisable for a period of five years.

Authorized but unissued shares of common stock were reserved for issuance at December 31, 1997 as follows:

    Series B convertible preferred stock (Note 4)           5,325,866
    Stock option plan                                         437,500
    Non Plan options                                        1,152,016
    Warrants to purchase common stock                         579,500
    Warrants to purchase Series B convertible
      preferred stock (Note 4)                                673,564
                                                         -------------
                                                            8,168,446
                                                         =============

SFAS NO. 123 Disclosures

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, including a risk free interest rate of 5.50%, a volatility factor of the expected market price of the Company's common stock of
 .392 and a weighted-average expected life of the option or warrant of 44 months.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


4. Equity Transactions (continued)

This model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumption, including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or warrants.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                 1997              1996
                                            ---------------------------------

    Pro forma net loss attributable to
      common stockholders                    $(2,707,135)      $(4,392,301)

    Pro forma net loss per share                    (.85)            (1.17)


A summary of applicable stock option and warrant activity and related information for the years ended December 31, 1996 and 1997 is as follows:

Outstanding at beginning
  of year                          203,362      $1.74     1,549,636     $3.21
Granted                          1,502,524       3.08       999,213      4.43
Exercised                          156,250       0.04        88,769      2.59
Forfeited                                -       -           25,000      6.00
                             --------------              -----------
Outstanding at end of year       1,549,636       3.21     2,435,080      3.70
                             ==============              ===========

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

4. Equity Transactions (continued)


                                         1996                      1997
                             -------------------------- ------------------------
                                              Weighted-                Weighted
                                              Average                  Average
                               Options and    Exercise   Options And   Exercise
                                 Warrants      Price       Warrants     Price
                             -------------------------- ------------------------

Exercisable at end of year         862,168      $3.83     1,104,047     $3.82

The weighted-average fair value of options and warrants granted during 1996 and 1997 was $1.41 and $1.39, respectively. Exercise prices for options and warrants outstanding range from $.04 to $11.00.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 1997 consist of the following:

                Professional fees            $104,750
                Other                         248,976
                                             --------
                                             $353,726
                                             ========

6. Income Taxes

At December 31, 1997, the Company has net operating loss carryforwards of approximately $8,000,000 for federal income tax purposes that expire in varying amounts through the year 2012 if not utilized.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)


6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows:

                                                         December 31,
                                                             1997
                                                       ---------------
      Deferred tax assets:
        Net operating losses                               $3,094,000
        Deferred compensation                                 147,000
        Other                                                  19,000
                                                       ---------------
      Total deferred tax assets                             3,260,000

      Deferred tax liabilities:

        Gain on sale of the Product treated as an
          installment sale for income tax purposes           (377,000)

                                                       ---------------
                                                            2,883,000

      Valuation allowance                                  (2,883,000)
                                                       ---------------
      Net deferred tax assets                              $        -
                                                       ===============

The valuation allowance at December 31, 1996 was $1,234,000.

Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

6. Income Taxes (continued)

The following summary reconciles the federal statutory rate with the actual income tax provision (benefit):

                                                           December 31
                                                        1996         1997
                                                     -------------------------

      Income taxes (benefit) at statutory rate        $(522,000)  $(1,450,000)
      State income taxes, net of federal benefit        (71,000)     (197,000)
      Change in the valuation allowance                 587,000     1,649,000
      Other                                               6,000        (2,000)
                                                     -------------------------
      Provision for income taxes (benefit)            $       -   $         -
                                                     =========================

7. Commitments

Leases

In August 1996, the Company entered into a three-year lease for office facilities. The lease commenced in October with a monthly rental of approximately $5,400, beginning in the fourth month. This lease was amended in December 1997 to add additional office space for the remainder of the original lease term which increased the monthly rental by approximately $2,700. This lease is secured by an irrevocable standby letter of credit of which the lessor is the named beneficiary. This $107,000 letter of credit expires at the end of the original lease term and is automatically reduced by an equal amount each year.

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space which commences in February 1998 and contains an option to terminate after five years. The monthly rental is approximately $10,400. The first month's rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. The first five months rental will be rebated at the end of the fifth month. This lease is secured by a one-year irrevocable standby letter of credit of which the lessor is the named beneficiary. This $379,530 letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

7. Commitments (continued)

Rent expense under these agreements was approximately $79,000 for the year ended December 31, 1997.

Future minimum lease payments consisted of the following at December 31, 1997:

           Year ending
           December 31
          -------------

               1998              $210,847
               1999               196,908
               2000               124,071
               2001               140,318
               2002               377,852

Employment and Consulting Agreements

In May 1996, the Company entered into a letter agreement with the President pursuant to which the President will receive an annual salary of $200,000, a minimum annual bonus of $25,000 and an additional discretionary bonus of up to $175,000. The President was also granted options to purchase common stock (see
Note 4). In October 1997, such annual salary was increased to $225,000 and a $100,000 bonus was paid.

Effective in June 1996, the Company entered into consulting agreements with the Scientist, a director and a former officer. These agreements are for an initial term of three years through June 1999. Annual consulting fees payable pursuant to these agreements approximate $66,000.

In September 1996, the Company entered into letter agreements with its Chief Financial Officer (the CFO) and Executive Vice President (the Executive V.P.) pursuant to which these officers will receive annual salaries of $150,000 and $145,000, respectively, minimum annual bonuses of $25,000 each and additional discretionary bonuses of up to $125,000 and $83,750, respectively. These officers were also granted options to purchase common stock (see Note 4). In October 1997, these officers received salary increases bringing each of their annual salaries to $168,000 and were each paid a $50,000 bonus.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

7. Commitments (continued)

In October 1996, the Company entered into an agreement with an investment banker pursuant to which the investment banker may, at the Company's request, perform certain investment banking services for the Company. In connection with this agreement, the investment banker was granted warrants to purchase 50,000 shares of common stock at $6 per share, 25,000 of which were subsequently canceled in April 1997 (see Note 4).

In April 1997, the Company entered into an agreement with another investment banker pursuant to which the investment banker may, at the Company's request, perform certain investment banking services for the Company. In connection with this agreement, the investment banker was granted warrants to purchase 50,000 shares of common stock at $8 per share (see Note 4).

In April, May and July 1997, the Company entered into agreements with four members of the Scientific Advisory Board. These agreements are for initial terms of two years and require compensation of $2,000 per person per meeting of the Scientific Advisory Board. In July 1997, the Company entered into a consulting agreement with a member of its Scientific Advisory Board. In connection with this agreement, the Company granted options to acquire 30,000 shares of common stock at $4.50 per share (see Note 4).

8. Loans Payable and Related-Party Transactions

On March 1, 1994, the Company entered into a line of credit agreement with a major stockholder. During 1994, the Company received $397,000 and repaid $190,000. There were no borrowings or repayments under the line of credit during 1995. Borrowings under this line of credit amounted to $207,000 at December 31, 1995, bore interest at 2% above the prime rate (10.5% at December 31, 1995) and were repaid in full in June 1996.

On November 16, 1994, the Company entered into a term loan with a financial institution and borrowed $389,000. The outstanding balance at December 31, 1995 was $50,000. The above major stockholder had assigned certain bank deposits as collateral for this borrowing. This borrowing, which bore interest at the prime, was repaid in June 1996.

                            AVAX Technologies, Inc.
                         (a development stage company)

                   Notes to Financial Statements (continued)

8. Loans Payable and Related-Party Transactions (continued)

In 1995, the Company obtained eight separate bridge loans totaling $600,000 ($150,000 of which was obtained from related parties). The lenders also were granted warrants to purchase 75,000 shares of common stock at $.04 per share. In connection with these loans, the Company paid commissions totaling $54,000 and issued warrants to purchase 15,000 shares of common stock at $.04 per share to the placement agent (the Placement Agent), a related party. The warrants were considered to have a de minimis value. These loans bore interest at 13% per annum and were payable in 12 months. Loans totaling $200,000 were repaid in January and February of 1996, and loans totaling $250,000 that were due in February 1996 were rolled over for another year through February 1997. Warrants to purchase 31,250 shares of common stock at $.04 per share were granted in connection with the rollover of these loans. All bridge loans were payable in full upon the closing of an initial public offering or private placement of the Company's stock, with gross proceeds in excess of $2,500,000.

In addition, in January and February of 1996, the Company obtained additional bridge loans totaling $400,000 ($300,000 of which was obtained from related parties) with interest payable at 13% per annum and issued additional warrants to purchase 50,000 shares of common stock at $.04 per share. Also, in connection with these additional bridge loans, the Company paid commissions totaling $36,000 and issued warrants to purchase 16,250 shares of common stock at $.04 per share to the Placement Agent, a related party. All bridge loans were repaid in June 1996.

On June 11, 1996, the Company entered into a financial advisory agreement with the Placement Agent, pursuant to which the Company will pay a monthly retainer of $4,000 for a minimum of 24 months, plus expenses and success fees.

9. Employee Benefit Plan

During 1996, the Company established a 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations, and the Company has made no matching contributions in 1996 or 1997, although certain top heavy contributions may be required in the future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AVAX TECHNOLOGIES, INC.

Date: March 16, 1998     By: /s/ Jeffrey M. Jonas, M.D.
                             -----------------------

                                 Jeffrey M. Jonas, M.D.
                                 President, Chief Executive Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                NAME & TITLE                                      DATE
              ---------                                ------------                                      ----
      /s/ Jeffrey M. Jonas, M.D.          Jeffery Jonas, M.D.                                        March 16, 1998
                                          President, Chief Executive Officer and Director

       /s/ David L. Tousley               David L. Tousley                                           March 16, 1998
                                          Chief Financial Officer
                                          (Principal Financial Officer)

      /s/ Edson D. de Castro              Edson D. de Castro                                         March 16, 1998
                                          Director

 /s/ John K. A. Prendergast, Ph.D.        John K. A. Prendergast, Ph.D.                              March 16, 1998
                                          Director

       /s/ Carl Spana, Ph.D.              Carl Spana, Ph.D.                                          March 16, 1998
                                          Director

       /s/ Michael S. Weiss               Michael S. Weiss                                           March 16, 1998
                                          Secretary and Director

INDEX TO EXHIBITS

The following exhibits are filed with this Report, or incorporated by reference as noted:


  Exhibit No.                                Description
  -----------                                -----------
        * 2.1  Asset Purchase Agreement dated December 27, 1995, by and between the Registrant,
               InterNuria, Inc. and Interneuron Pharmaceuticals, Inc.

       ## 3.1  Certificate of Incorporation of the Registrant, as amended to date.

        * 3.2  By-laws of the Registrant, as amended to date.

        * 4.1  Reference is made to Exhibits 3.1 and 3.2.

        * 4.2  Specimen of Common Stock certificate.

        * 4.3  Specimen of Series B Convertible Preferred Stock certificate.

        * 4.4  Investors' Rights Agreement dated November 20, 1995, by and between the Registrant and certain investors.

       ** 4.5  Form of Subscription Agreement, by and between the Registrant and certain purchasers of
               Series B Preferred Stock and Common Stock.

        * 4.6  Form of Placement Warrant Relating to Offering of Series B Placement Warrants.

     **** 4.7  Meyerson Investment Banking Agreement and Common Stock Warrants dated October
               24, 1996, by and between the Registrant and M.H. Meyerson & Co., Inc.

    ***** 4.8  Form of Amendment to Subscription Agreement--Lock-Up Provisions.

         10.1  Reference is made to Exhibit 2.1.

    ###+ 10.2  Clinical Study and Research Agreement dated November 20, 1995, by and between the
               Registrant and Thomas Jefferson University.

       * 10.3  The Registrant's 1992 Stock Option Plan.

      ## 10.4  Letter of Employment dated May 17, 1996, between the Registrant and Dr. Jeffrey M.
               Jonas.

       * 10.5  Consulting Agreement dated February 22, 1996, between the Registrant and Dr. Carl
               Spana.

       * 10.6  Consulting Agreement dated May 9, 1996, between the Registrant and Dr. David Berd.

       * 10.7  Financial Advisory Agreement dated June 12, 1996, by and between the Registrant and
               Paramount Capital, Inc.

    ###+ 10.8  License Agreement dated November 20, 1995, by and between the Registrant and Thomas
               Jefferson University.

      ## 10.9  Letter of Employment dated September 13, 1996, between the Registrant and David L.
               Tousley.

     ## 10.10  Letter of Employment dated September 13, 1996, between the Registrant and Ernest W.
               Yankee, Ph.D.

                                       i


   ###+ 10.11  License Agreement dated December 10, 1996, by and between the Registrant and Rutgers,
               The State University of New Jersey and the University of Medicine and Dentistry.

   ###+ 10.12  License Agreement dated February 17, 1997, by and between the Registrant and The
               Texas A&M University System.

     ## 10.13  Investment Banking Services Agreement dated April 17, 1997, by and between the
               Registrant and Hill, Thompson, Magid & Co.

  ####+ 10.14  Sponsored Research Agreement dated May 2, 1997, by and between the Registrant and
               Rutgers, The State University of New Jersey and the University of Medicine
               and Dentistry.

  ####+ 10.15  Sponsored Research Agreement dated May 12, 1997, by and between the Registrant and
               The Texas A&M University System.

        10.16  Lease Agreement dated December 1, 1997 for Kansas City Facility, as amended.

        10.17  Lease Agreement dated December 1, 1997 for Philadelphia Facility.

       * 20.1  Stockholder Information Statement of the Registrant dated June 15, 1995.

         27.1  Financial Data Schedule.

* Previously filed with the Registration Statement on Form SB-2 filed with the Commission on August 1, 1996.
** Previously filed with Amendment No. 1 to the Registration Statement of Form SB-2 filed with the Commission in September 23, 1996 and which superseded such exhibit as previously filed with the Registration Statement on Form SB-2 filed with the Commission on August 1, 1996.
**** Previously filed with Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Commission on November 6, 1996.
***** Previously filed with Amendment No. 4 to the Registration Statement on Form SB-2 filed with the Commission on February 26, 1997.
## Previously filed with Amendment No. 6 to the Registration Statement on Form SB-2 filed with the Commission on May 7, 1997.
### Previously filed with Amendment No. 9 to the Registration Statement on Form SB-2 filed with the Commission on July 3, 1997.
#### Previously filed with Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Commission on August 14, 1997.
+ Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted.