Form 10QSB
period 1998-03-31
AVAX TECHNOLOGIES INC
filed 1998-05-14
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                       Commission file number ____________


                             AVAX TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              13-3575874
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       4520 Main Street, Suite 930                                 64111
          Kansas City, Missouri                                 (Zip Code)
(Address of principal executive offices)

       Registrants's telephone number, including area code: (816) 960-1333

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of April 5, 1998, 4,923,570 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: |_| Yes        |X| No

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             BALANCE SHEETS -- As of December 31, 1997
                and March 31, 1998 (unaudited) ......................... Page 3

             STATEMENTS  OF  OPERATIONS  (unaudited)  -- For the
               Three  Months  Ended March 31, 1997 and March 31, 1998;
               and   for   the   Period   from    January   12,   1990
               (Incorporation) through March 31, 1998 .................. Page 4

             STATEMENTS  OF CASH  FLOWS  (unaudited)  -- For the
               Three  Months  Ended  March 31, 1997 and March 31, 1998
               and   for   the   Period   from    January   12,   1990
               (Incorporation) through March 31, 1998 .................. Page 5

             Notes to Financial Statements ............................. Page 7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................... Page 9


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings. ....................................... Page 11

     Item 2.  Change in Securities. .................................... Page 11

     Item 3.  Defaults Upon Senior Securities. ......................... Page 11

     Item 4.  Submission of Matters to a Vote of Security Holders. ..... Page 11

     Item 5.  Other Information. ....................................... Page 11

     Item 6.  Exhibits and Reports on Form 8-K. ........................ Page 11


     Signatures ........................................................ Page 12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                                 Balance Sheets

                                                                   December 31,       March 31,
                                                                       1997             1998
                                                                   ----------------------------
Assets                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                       $  6,820,884    $  3,388,303
   Marketable securities                                              9,102,028      11,264,405
   Common stock receivable from a related party                       1,200,000              --
   Prepaid expenses and other current assets                            154,929         111,308
                                                                   ----------------------------
Total current assets                                                 17,277,841      14,764,016
Furniture and equipment, at cost                                         91,959         103,739
   Less accumulated depreciation                                         14,967          19,582
                                                                   ----------------------------
Net furniture and equipment                                              76,992          84,157
                                                                   ----------------------------
Total assets                                                       $ 17,354,833    $ 14,848,173
                                                                   ----------------------------

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued liabilities                        $    353,726    $    380,096
   Amount payable to preferred stockholders                           1,150,200              --
   Amount payable to Former Officer                                      49,800              --
                                                                   ----------------------------
Total current liabilities                                             1,553,726         380,096
Commitments and contingencies
Stockholders' equity :
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including
       Series B - 300,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 204,159 and 193,202 at
         December 31, 1997  and  March 31,  1998, respectively
        (liquidation preference - $27,561,465 and $26,082,270 at
         December 31, 1997 and March 31, 1998, respectively)              2,041           1,932
   Common stock, $.004 par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 4,582,305 and 4,868,137 at
        December 31, 1997 and March 31, 1998, respectively               18,329          19,472
   Additional paid-in capital                                        23,995,640      23,994,606
   Subscription receivable                                                 (432)           (432)
   Deferred compensation                                               (694,324)       (627,048)
   Deficit accumulated during the development stage                  (7,520,147)     (8,920,453)
                                                                   ----------------------------
Total stockholders' equity                                           15,801,107      14,468,077
                                                                   ----------------------------
Total liabilities and stockholders' equity                         $ 17,354,833    $ 14,848,173
                                                                   ----------------------------


See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                             Period from
                                                                              January 12,
                                                                                1990
                                                                           (Incorporation)
                                                  Three months ended             to
                                                       March 31,              March 31,
                                                 1997            1998           1998
                                            --------------------------------------------
Gain from sale of the Product               $         --    $         --      $  1,951,000

Costs and expenses:
   Research and development                      379,769         957,364       5,758,649
   Marketing and selling                              --              --         543,646
   General and administrative                    822,513         650,652       6,212,796
                                            --------------------------------------------
Total operating loss                          (1,202,282)     (1,608,016)    (10,564,091)

Other income (expense):
   Interest income                               279,965         207,710       2,144,163
   Interest expense                              (39,848)             --        (646,293)
   Other, net                                         --              --         145,768
                                            --------------------------------------------
Total other income, net                          240,117         207,710       1,643,638
                                            --------------------------------------------

Net loss                                        (962,165)     (1,400,306)     (8,920,453)
Amount payable for liquidation preference
                                                      --              --      (1,870,033)
                                            --------------------------------------------
Net loss attributable to common
   stockholders                             $   (962,165)   $ (1,400,306)   $(10,790,486)
                                            ============================================

Net loss per common share - basic           $       (.28)   $       (.30)
                                            =============================

Weighted average number of common shares
   outstanding                                 3,379,450       4,725,221
                                            =============================


See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                 Period from
                                                                                  January 12,
                                                                                    1990
                                                                               (Incorporation)
                                                      Three months ended             to
                                                           March 31,              March 31,
                                                     1997            1998           1998
                                                --------------------------------------------
Operating activities
Net loss                                        $   (962,165)   $ (1,400,306)   $ (8,920,453)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                    69,678          71,891         584,212
     Gain from sale of the Product                        --              --      (1,951,000)
     Gain on sale of intellectual property                --              --            (787)
     Accretion of interest on common stock
       receivable                                    (39,848)             --        (449,000)
     Accretion of interest on amount
       payable to preferred stockholders
       and Former Officer                             39,848              --         449,000
     Loss on sale or abandonment of
       furniture and equipment                            --              --          37,387
     Issuance of common stock for services                --              --         147,000
     Changes in operating assets and
       liabilities:
       Prepaid expenses and other
         current assets                              (24,519)         43,621        (111,308)
       Accounts payable and accrued
         liabilities                                  41,234          26,370         380,096
       Amount payable to Former Officer                   --              --          80,522
                                                --------------------------------------------
Net cash used in operating activities               (875,772)     (1,258,424)     (9,754,331)

Investing activities
Purchase of marketable securities and
   short-term investments                         (2,055,372)     (2,162,377)    (18,380,877)
Proceeds from sale of short-term investments              --              --       7,116,472
Purchases of furniture and equipment                 (13,828)        (11,780)       (169,673)
Proceeds from sale of furniture and equipment
                                                          --              --           4,600
Organization costs incurred                               --              --          (1,358)
                                                --------------------------------------------
Net cash used in investing activities             (2,069,200)     (2,174,157)    (11,430,836)

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                 Period from
                                                                                  January 12,
                                                                                    1990
                                                                               (Incorporation)
                                                      Three months ended             to
                                                           March 31,              March 31,
                                                     1997            1998           1998
                                                --------------------------------------------
Financing activities
Proceeds from issuance of notes payable to
   related party                                $         --    $         --    $    957,557
Principal payments on notes payable to
   related party                                          --              --        (797,000)
Proceeds from loans payable                               --              --       1,389,000
Principal payments on loans payable                       --              --      (1,389,000)
Payments for fractional shares from reverse
   splits and preferred stock conversions                 --              --             (76)
Financing costs incurred                                  --              --         (90,000)
Payments received on subscription receivable              --              --           4,532
Proceeds received from exercise of stock
   warrants                                               --              --           6,250
Net proceeds received from issuance of
   preferred and common stock                             --              --      24,492,207
                                                --------------------------------------------
Net cash provided by financing activities                 --              --      24,573,470
                                                --------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                    (2,944,972)     (3,432,581)      3,388,303
Cash and cash equivalents at beginning
   of period                                      13,832,179       6,820,884              --
                                                --------------------------------------------
Cash and cash equivalents at end of period      $ 10,887,207    $  3,388,303    $  3,388,303
                                                ============================================

Supplemental disclosure of cash flow
   information
Interest paid                                   $         --    $         --    $    197,072
                                                ============================================

See accompanying notes.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
               For the Three Months ended March 31, 1997 and 1998


1.   Description of Business

AVAX(TM)   Technologies,   Inc.   (the   Company)   is   a   development   stage
biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional, dietary, medicinal and/or elixorative food supplement or drug and all of the related patents and other intellectual property (the Product).

Also in November 1995, the Company entered into a license agreement with the Thomas Jefferson University (TJU) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the Invention).

In December 1996, the Company entered into a license agreement with Rutgers, The State University of New Jersey and the University of Medicine and Dentistry (collectively, Rutgers) to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer and infectious diseases (the Rutgers Compounds).

In February 1997, the Company entered into a license agreement with The Texas A&M University System (Texas A&M) to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the Texas A&M Compounds).

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


2.  Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three month periods ended March 31, 1997 and 1998 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ended December 31, 1998.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1997 and 1996 included in the Company's Registration Statement on Form SB-2, Registration No. 333-09349.

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

Net loss per share is based on net loss divided by weighted average number of shares of common stock outstanding during the respective periods, adjusted to reflect the reverse stock splits. The weighted average number of common shares outstanding has been calculated in accordance with Staff Accounting Bulletin 83 (SAB 83) of the Securities and Exchange Commission. SAB 83 requires that shares of common stock, warrants and options issued one year prior to the initial filing of a registration statement relating to an initial public offering at amounts below the public offering price be considered outstanding for all periods presented in the Company's registration statement. For purposes of calculating the net loss per share, the private placement of Series B convertible preferred stock, completed in June 1996, has been considered to be the equivalent of an initial filing of a registration statement relating to an initial public offering, and the initial public offering price was determined to be $3.92 per share by assuming that the preferred stock issued was immediately converted into common stock. Those shares of common stock, warrants and options, considered as cheap stock in accordance with SAB 83, were considered outstanding for all periods, prior to July 10, 1997, at which time the Company's registration statement on Form SB-2 to register the shares sold in the private placement was declared effective.

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

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will conduct substantial research and development of the AC Vaccine technology, including, without limitation, Phase III clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd. The Company also plans to initiate a similar Phase I/II clinical trial of C-Vax(TM), its AC Vaccine for colorectal cancer, within the next 12 months. It is also expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources on the establishment of laboratory facilities for the manufacture of its products.

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

The Company's Research and Development expenses have increased significantly from $378,000 in the three months ended March 31, 1997 to $957,000 in the three months ended March 31, 1998. The increase relates primarily to the progress made in preparing the AC Vaccine technology for phase III clinical trials in melanoma, commencement of a proof-of-concept study in ovarian cancer with the same technology and completion of a Class 10,000 "clean room" laboratory for clinical manufacturing of the vaccine and ongoing expenses related to that facility. Research and development costs have also increased due to the licensing of the topoisomerase inhibitor compounds from Rutgers and the licensing of the anti-estrogen compounds from Texas A&M and costs of their ongoing development. General and administrative expenses have decreased from $823,000 in the three months ended March 31, 1997 to $651,000 in the three months ended March 31, 1998 due primarily to the completion of the registration of the shares issued in the Company's 1996 private placement and the listing of such shares on the Nasdaq Small Cap Market in early 1997 and the non-recurrence of these costs in 1998. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M Compounds.

Also, during the past 12 months, the Company hired two new employees and it anticipates that over the next 12 months it may hire additional new employees, particularly in connection with the establishment of facilities for the clinical development and manufacture of the AC Vaccine products or any other technologies which may have been, or may be, acquired. The timing and cost of hiring any additional employees or the establishment of any such facility may vary depending on need and currently cannot be predicted with any certainty, however, the Company currently estimates that the establishment of its GMP manufacturing facility in Philadelphia will necessitate approximately $1,500,000 to $2,500,000 in funding, and take approximately six-to-twelve months to complete. The initial $150,000 in funding for such facility is expected to come from a mortgage loan from the Philadelphia Economic Development Corporation referred to below. The balance of such funding is expected to come from the Company's existing working capital.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 21-33 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. However, since the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the Company will be able to meets its business objectives under its current operations plan and/or not need to raise additional capital. Since the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. The Company has received authorization from the Philadelphia Economic Development Corporation for a $150,000 Economic Stimulus Mortgage Loan, at a fixed interest rate of 3 percent, to assist the Company in establishing its GMP manufacturing facility in Philadelphia. The loan is subject to negotiation and execution of definitive documentation. There can be no assurance, however, that the Company will be able to obtain additional funds it will require for its projects on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the discussion of the trademark matter in Item 5 below.

Except for the trademark matter discussed in Item 5, the Company is not aware of any other pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 2.  Change in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

The Company's application for a federal trademark registration for the name AVAX has been opposed by a third party. This opposition proceeding concerns the right of the Company to obtain a federal trademark registration in the United States Patent & Trademark Office for the name AVAX. The Company believes there is a sound basis for denial of the opposition and allowance of its application to register the name AVAX. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

The Company has recently submitted to the United States Patent and Trademark Office (PTO) an application for reissuance of the patent licensed by the Company from Thomas Jefferson University for the purpose of strengthening the patent in light of a prior art reference. The prior art reference relates to the publication, slightly more than one year prior to the filing of the patent with the PTO, of an abstract for an oral presentation given by the inventor of the AC Vaccine technology. The Company believes that there is a sound basis for this reissue application. In connection with the application for reissuance, the Company may seek to have the patent's claims modified to reconcile such claims with the prior art reference. In the absence of an enforceable patent, the Company may rely upon significant regulatory barriers to competition.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

          11.1   Statement Concerning Computation of Per Share Earnings

          27.1   Financial Data Schedule

          (b) Reports on Form 8-K:

           Three reports on Form 8-K were filed by the Company during the three months ended March 31, 1998. One report was filed on January 28, 1998 relating to a press release dated January 28, 1998, announcing the submission to the FDA of requested information to further characterize the Company's initial AC Vaccine. The second report was filed on February 19, 1998 relating to a press release dated February 18, 1998, announcing the initial results of the Company's potential ovarian cancer vaccine in inducing an immune response in a small study of women with advanced ovarian cancer. The third report was filed on March 11, relating to a press release dated March 10, 1998, announcing the Company's financial results for the fiscal year ended December 31, 1997.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AVAX Technologies, Inc.
                                                (Registrant)


Date:    May 14, 1998
                                        /s/ Jeffrey M. Jonas, M.D.
                                        ----------------------------------------
                                        Jeffrey M. Jonas, M.D.
                                        President and Chief Executive Officer


Date:    May 14, 1998
                                        /s/ David L. Tousley
                                        ----------------------------------------
                                        David L. Tousley
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)