Form 10QSB
period 1998-06-30
AVAX TECHNOLOGIES INC
filed 1998-08-14
CIK 1015441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                       Commission file number ____________

                             ----------------------

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

                     Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 28, 1998, 8,332,169 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: [ ] Yes    [X] No

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
            BALANCE SHEETS -- As of December 31, 1997
                and June 30, 1998 (unaudited)...................................................... Page 3
            STATEMENTS OF OPERATIONS  (unaudited)  -- For the Three Months Ended June
                30, 1997 and June 30, 1998; for the Six Months Ended June
                30, 1997 and June 30, 1998; and for the Period from
                January 12, 1990 (Incorporation) through June 30, 1998............................. Page 4
            STATEMENTS  OF CASH FLOWS  (unaudited)  -- For the Six Months  Ended June
                30, 1997 and June 30,  1998 and for the Period  from  January 12, 1990
                (Incorporation) through June 30, 1998.............................................. Page 5
            Notes to Financial Statements.......................................................... Page 7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................. Page 9

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings...................................................................... Page 11
   Item 2.  Change in Securities................................................................... Page 11
   Item 3.  Defaults Upon Senior Securities........................................................ Page 11
   Item 4.  Submission of Matters to a Vote of Security Holders.................................... Page 11
   Item 5.  Other Information...................................................................... Page 11
   Item 6.  Exhibits and Reports on Form 8-K....................................................... Page 11

   Signatures...................................................................................... Page 12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                                 Balance Sheets

                                                                           December 31,          June 30,
                                                                                1997               1998
                                                                           ------------        ------------
Assets                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                               $  6,820,884        $  1,760,372
   Marketable securities                                                      9,102,028          11,293,329
   Common stock receivable from a related party                               1,200,000                   -
   Prepaid expenses and other current assets                                    154,929             198,944
                                                                           ------------        ------------
Total current assets                                                         17,277,841          13,252,645
Furniture and equipment, at cost                                                 91,959             108,736
   Less accumulated depreciation                                                 14,967              24,528
                                                                           ------------        ------------
Net furniture and equipment                                                      76,992              84,208
                                                                           ------------        ------------
Total assets                                                               $ 17,354,833        $ 13,336,853
                                                                           ------------        ------------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                                $    353,726        $    360,930
   Amount payable to preferred stockholders                                   1,150,200                   -
   Amount payable to Former Officer                                              49,800                   -
                                                                           ------------        ------------
Total current liabilities                                                     1,553,726             360,930
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including
       Series B - 300,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 204,159 and 179,661 at
         December 31, 1997 and June 30, 1998, respectively (liquidation preference - $27,561,465 and $24,254,235 at
         December 31, 1997 and June 30, 1998,  respectively)                      2,041               1,796
   Common stock, $.004 par value:
     Authorized shares - 50,000,000 and 30,000,000 at December
         31, 1997 and June 30, 1998,  respectively
     Issued and outstanding shares - 4,582,305 and 5,221,373 at
        December 31, 1997 and June 30, 1998,  respectively                       18,329              20,885
   Additional paid-in capital                                                23,995,640          23,993,329
   Subscription receivable                                                         (432)               (432)
   Deferred compensation                                                       (694,324)           (559,774)
   Deficit accumulated during the development stage                          (7,520,147)        (10,479,881)
                                                                           ------------        ------------
Total stockholders' equity                                                   15,801,107          12,975,923
                                                                           ------------        ------------
Total liabilities and stockholders' equity                                 $ 17,354,833        $ 13,336,853
                                                                           ------------        ------------

See accompanying notes.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                 Period from
                                                                                                              January 12, 1990
                                                                                                               (Incorporation)
                                         Three months ended                       Six months ended                Through
                                              June 30,                                June 30,                    June 30,
                                      1997                1998                1997               1998                1998
                                 -------------       -------------       -------------      --------------     --------------
Gain from sale of the Product    $         --        $         --        $         --       $          --      $   1,951,000

Costs and expenses:
   Research and development           590,013           1,152,779             969,782           2,110,143          6,911,428

   Marketing and selling                   --                  --                  --                  --            543,646
   General and administrative         769,365             577,504           1,591,878           1,228,156          6,790,300
                                 -------------       -------------       -------------      --------------     --------------
Total operating loss               (1,359,378)         (1,730,283)         (2,561,660)         (3,338,299)       (12,294,374)
Other income (expense):
   Interest income                    264,632             170,855             544,597             378,565          2,315,018
   Interest expense                   (41,390)                 --             (81,238)                 --           (646,293)
   Other, net                              --                  --                 --                   --            145,768
                                 -------------       -------------       -------------      --------------     --------------
Total other income (expense)          223,242             170,855             463,359             378,565          1,814,493
                                 -------------       -------------       -------------      --------------     --------------
Net loss                           (1,136,136)         (1,559,428)         (2,098,301)         (2,959,734)       (10,479,881)
Amount payable for
   liquidation preference                  --                  --                  --                  --         (1,870,033)
                                 -------------       -------------       -------------      --------------     --------------
Net loss attributable to
   common stockholders           $ (1,136,136)       $ (1,559,428)       $ (2,098,301)      $  (2,959,734)     $ (12,349,914)
                                 =============       =============       =============      ==============     ==============
Net loss per common share        $       (.33)       $       (.31)       $       (.62)      $        (.61)
                                 =============       =============       =============      ==============
Weighted average number of
   shares outstanding               3,441,314           5,044,755           3,410,334           4,884,988
                                 =============       =============       =============      ==============

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          Period from January
                                                                                               12, 1990
                                                                                           (Incorporation)
                                                      Six months ended June 30,              To June 30,
                                                       1997                 1998                 1998
                                                 -------------           -------------      --------------
Operating activities
Net loss                                         $ (2,098,301)           $ (2,959,734)      $ (10,479,881)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                    140,132                 144,111             656,432
     Gain from sale of the Product                          -                       -          (1,951,000)
     Gain on sale of intellectual property                  -                       -                (787)
     Accretion of interest on common stock
       receivable                                     (81,210)                      -            (449,000)
     Accretion of interest on amount
       payable to preferred stockholders
       and Former Officer                              81,210                       -             449,000
     Loss on sale or abandonment of
       furniture and equipment                              -                       -              37,387
     Issuance of common stock for services                  -                       -             147,000
     Changes in operating assets and
       liabilities:
       Prepaid expenses and other
         current assets                               (93,685)                (44,015)           (198,944)
       Accounts payable and accrued
         liabilities                                   (3,212)                  7,204             360,930
       Amount payable to Former Officer                     -                       -              80,522
                                                 -------------           -------------      --------------
Net cash used in operating activities              (2,055,066)             (2,852,434)        (11,348,341)

Investing activities
Purchase of marketable securities and
   short-term investments                          (4,000,000)             (2,191,301)        (18,409,801)
Proceeds from sale of short-term investments        1,954,790                       -           7,116,472
Purchases of furniture and equipment                  (25,912)                (16,777)           (174,670)
Proceeds from sale of furniture and equipment
                                                            -                       -               4,600
Organization costs incurred                                 -                       -              (1,358)
                                                 -------------           -------------      --------------
Net cash used in investing activities              (2,071,122)             (2,208,078)        (11,464,757)

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Period from January
                                                                                               12, 1990
                                                                                           (Incorporation)
                                                     Three months ended March 31,            to March 31,
                                                     1997                    1998                1998
                                                 -------------           -------------      --------------
Financing activities
Proceeds from issuance of notes payable to
   related party                                 $          -            $          -       $     957,557
Principal payments on notes payable to
   related party                                            -                       -            (797,000)
Proceeds from loans payable                                 -                       -           1,389,000
Principal payments on loans payable                         -                       -          (1,389,000)
Payments for fractional shares from reverse
   splits and preferred stock conversions                 (76)                      -                 (76)
Financing costs incurred                                    -                       -             (90,000)
Payments received on subscription receivable            1,746                       -               4,532
Proceeds received from exercise of stock
   warrants                                                 -                       -               6,250
Net proceeds received from issuance of
   preferred and common stock                               -                       -          24,492,207
                                                 -------------           -------------      --------------
Net cash provided by financing activities               1,670                       -          24,573,470
                                                 -------------           -------------      --------------

Net increase (decrease) in cash and cash
   equivalents                                     (4,124,518)             (5,060,512)          1,760,372
Cash and cash equivalents at beginning
   of period                                       13,832,179               6,820,884                   -
                                                 =============           =============      ==============
Cash and cash equivalents at end of period         $9,707,661            $  1,760,372        $  1,760,372
                                                 =============           =============      ==============

Supplemental disclosure of cash flow
   information
Interest paid                                    $           -           $           -       $    197,072
                                                 =============           =============      ==============

See accompanying notes.

                             AVAX Technologies, Inc.
                      (formerly Walden Laboratories, Inc.)
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
            For the Three and Six Months ended June 30, 1997 and 1998


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


2.  Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three month periods ended June 30, 1997 and 1998 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ended December 31, 1998.

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

Net loss per share is based on net loss divided by weighted average number of shares of common stock outstanding during the respective periods, adjusted to reflect the reverse stock splits. The weighted average number of common shares outstanding has been calculated in accordance with Staff Accounting Bulletin 83 (SAB 83) of the Commission. SAB 83 requires that shares of common stock, warrants and options issued one year prior to the initial filing of a registration statement relating to an initial public offering at amounts below the public offering price be considered outstanding for all periods presented in the Company's registration statement. For purposes of calculating the net loss per share, the private placement of Series B convertible preferred stock, completed in June 1996, has been considered to be the equivalent of an initial filing of a registration statement relating to an initial public offering, and the initial public offering price was determined to be $3.92 per share by assuming that the preferred stock issued was immediately converted into common stock. Those shares of common stock, warrants and options, considered as cheap stock in accordance with SAB 83, were considered outstanding for all periods, prior to July 10, 1997, at which time the Company's registration statement on Form SB-2 to register the shares sold in the private placement was declared effective.

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

4. Additional Issuance of Shares

In consideration of the agreement with the Company of certain holders of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), to extend the lock-up period with respect to their shares of Common Stock issuable upon conversion of their respective shares of Series B Preferred Stock, such holders became subject to an additional "Reset Event", such that the Company became obligated to issue additional shares of Common Stock to such holders in the event that the average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding July 10, 1998 was less than $5.175 per share (135% of the then applicable conversion price).

The average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding July 10, 1998 was, in fact, approximately $3.15. Accordingly, each such holder became entitled to receive approximately 16.7 additional shares of Common Stock for each share of Series B Preferred Stock that they owned as of July 10, 1998. As a result of the Reset Event, the Company issued an aggregate of 3,027,164 shares of Common Stock in July for no additional consideration.

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

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will conduct substantial research and development of the AC Vaccine technology, including, without limitation, multi-center pivotal registration clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is also treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd and has shown a positive immune response to haptenized tumor cells in the first nine of nine patients treated, and has also shown a positive immune response to unhaptenized tumor cells in the first eight of nine patients treated, both as measured by a delayed type hypersensitivity
(DTH) test. Recently, the Company has received agreement from the NCI to sponsor a Phase I/II trial in ovarian cancer which the Company intends to begin later this year. The Company also plans to evaluate the AC Vaccine in other cancers and to initiate similar Phase I/II clinical trials where appropriate. It is also expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources on the establishment of laboratory facilities for the manufacture of its products.

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

The Company's Research and Development expenses have increased significantly from $590,013 in the three months ended June 30, 1997 to $1,152,779 in the three months ended June 30, 1998. The increase relates primarily to the progress made in preparing the AC Vaccine technology for multi-center pivotal registration clinical trials in melanoma, commencement of a proof-of-concept study in ovarian cancer with the same technology and completion of a Class 10,000 "clean room" laboratory for clinical manufacturing of the vaccine and ongoing expenses related to that facility. Research and development costs have also increased due to the licensing of the topoisomerase inhibitor compounds from Rutgers and the licensing of the anti-estrogen compounds from Texas A&M and costs of their ongoing development. General and administrative expenses have decreased from $769,365 in the three months ended June 30, 1997 to $577,504 in the three months ended June 30, 1998 due primarily to the completion of the registration of the shares issued in the Company's 1996 private placement and the listing of such shares on the Nasdaq Small Cap Market in early 1997 and the non-recurrence of these costs in 1998. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M Compounds and as the Company's GMP manufacturing facility is brought on line for clinical production..

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

LIQUIDITY AND CAPITAL RESOURCES

The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 18-24 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. However, since the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the Company will be able to meets its business objectives under its current operations plan and/or not need to raise additional capital. Since the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. The Company has received authorization from the Philadelphia Economic Development Corporation for a $150,000 Economic Stimulus Mortgage Loan, at a fixed interest rate of 3 percent, to assist the Company in establishing its GMP manufacturing facility in Philadelphia. The loan is subject to negotiation and execution of definitive documentation. There can be no assurance, however, that the Company will be able to obtain additional funds it will require for its projects on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

One party has opposed the Company's application for a federal trademark registration for the name AVAX. This opposition proceeding concerns the right of the Company to obtain a federal trademark registration in the United States Patent & Trademark Office for the name AVAX. The Company believes there is a sound basis for denial of the opposition and allowance of its application to register the name AVAX. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

Except for the trademark matter discussed above, the Company is not aware of any material pending or threatened legal proceedings.


Item 2.  Changes in Securities.

(a) Upon the approval of the stockholders of the Company at the Annual Meeting (as defined in Item 4 below), on June 3, 1998, the Company filed an amendment to its Certificate of Incorporation to decrease the number of authorized shares of Common Stock, par value $.004 per share ("Common Stock"), available for issuance by the Company from 50,000,000 to 30,000,000.

(b) Upon the approval of the stockholders of the Company at the Annual Meeting, the Company amended the Company's 1992 Stock Option Plan (the "Option Plan") to increase the number of shares of Common Stock available for issuance under the Option Plan from 437,500 to 1,500,000.

(c) In consideration of the agreement with the Company of certain holders of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), to extend the lock-up period with respect to their shares of Common Stock issuable upon conversion of their respective shares of Series B Preferred Stock, such holders became subject to an additional "Reset Event", such that the Company became obligated to issue additional shares of Common Stock to such holders in the event that the average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding July 10, 1998 was less than $5.175 per share (135% of the then applicable conversion price).

      The average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding July 10, 1998 was, in fact, approximately $3.15. Accordingly, each such holder became entitled to receive approximately
16.7 additional shares of Common Stock for each share of Series B Preferred Stock that they owned as of July 10, 1998. As a result of the Reset Event, the Company issued an aggregate of 3,027,164 shares of Common Stock in July for no additional consideration.

(d) In May 1998, the Company issued warrants to purchase 80,000 shares of Common Stock at an exercise price of $4.03 per share. Such warrants were issued in consideration of services being rendered by a non-exclusive financial advisor to the Company. Such warrants vest on various dates through January 1999 and are exercisable in whole, or in part, over a five-year period. The issuance of such warrants was deemed to be exempt from registration under the Act in reliance on
Section 4(2) thereof because such issuance did not involve a public offering. In addition, such financial advisor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the warrant certificates issued in such transactions. Such financial advisor had adequate access, through its negotiations with the Company, to information about the Company. Moreover, such financial advisor represented to the Company, and the Company believed, that it was sophisticated and expert in financial matters.

(e) In June 1998, the Company issued, under its Amended and Restated 1992 Stock Option Plan, options to purchase 75,000 shares of Common Stock at an exercise price of $2.563 per share. Such options shall vest over a four-year period and are exercisable in whole, or in part, over a seven-year period. The issuance of such options was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. In addition, such optionee represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the stock certificates issued upon exercise of such options. The optionee had adequate access, through its negotiations with the Company, to information about the Company. Moreover, such optionee represented to the Company, and the Company believed, that it was sophisticated and expert in financial matters.

(f) In April 1998, the Company issued to a consultant warrants to purchase 9,375 shares of Common Stock at an exercise price of $4.00 per share. Such warrants were to vest on or about July 15, 1998. The conditions for vesting have not been met and the warrants were canceled in July 1998.


Item 4.  Submission of Matters to a Vote of Security Holders.

At an annual meeting of the stockholders of the Company, held on June 3, 1998 (the "Annual Meeting"), the following matters were voted on by the stockholders:
(i) the election of five directors, (ii) approval of an amendment to the Company's 1992 Stock Option Plan (the "AVAX Option Plan") to increase the number of shares of Common Stock available for issuance under the AVAX Option Plan from 437,500 to 1,500,000, (iii) approval of an amendment to the Company's Certificate of Incorporation to decrease the number of authorized shares of Common Stock available for issuance by the Company from 50,000,000 to 30,000,000, and (iv) ratification of the selection of Ernst & Young, LLP, as auditors for the fiscal year ending on December 31, 1998. The five directors elected, who constitute the Board of Directors of the Company, are Jeffrey M. Jonas, M.D., Edson D. de Castro, John K. A. Prendergast, Ph.D., Carl Spana, Ph.D., and Michael S. Weiss, Esq. The following tables set forth the total votes, with Common Stock and Series B Convertible Preferred Stock voting as a single class:

(i)   Election of Directors

                                             Affirmative Votes       Negative Votes           Abstentions
                                             -----------------       --------------           -----------
      Jeffrey M. Jonas, M.D.                    5,165,756                     0                  11,300
      Edson D. de Castro                        5,165,756                     0                  11,300
      John K. A. Prendergast, Ph.D.             5,165,756                     0                  11,300
      Carl Spana, Ph.D.                         5,165,756                     0                  11,300
      Michael S. Weiss, Esq.                    5,165,756                     0                  11,300


                                                                                                                     Broker
                                             Affirmative Votes       Negative Votes           Abstentions           Non-Votes
                                             -----------------       --------------           -----------           ---------
(ii)  Approval of amendment to the AVAX         3,811,424               213,555                  34,898             1,117,178
      Option Plan
(iii)  Approval of amendment to                 5,158,247                14,100                   4,708                     0
      Certificate of Incorporation
(iv)  Selection of                              5,172,397                   0                     4,658                     0
       Ernst & Young, LLP

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

4.6 Certificate of Amendment to the Certificate of Incorporation of the Company

4.7      The Company's Amended and Restated 1992 Stock Option Plan

11.1     Statement Concerning Computation of Per Share Earnings

27.1     Financial Data Schedule


(b) Reports on Form 8-K:

Eight reports on Form 8-K were filed by the Company during the three months ended June 30, 1998:

One report was filed on April 2, 1998 relating to a press release dated April 2, 1998, announcing reports from studies of haptenized cell membranes which the Company believes further strengthen the scientific basis for the highly specific immune-stimulating properties of M-Vax.

The second report was filed on April 14, 1998 relating to a press release dated April 14, 1998, announcing that the Company has received authorization for a $150,000 Economic Stimulus Mortgage Loan to assist the Company in establishing its GMP manufacturing facility in Philadelphia.

The third report was filed on May 19, 1998, relating to a press release dated May 19, 1998, announcing that the first documented evidence of Stage 4 malignant melanoma lung tumor shrinkage caused solely by a vaccine was presented yesterday at the 1998 Annual Meeting of the American Society of Clinical Oncology. The Company's cancer technology was the first to provide scientific proof of the principle that a vaccine alone - without concurrent use of other drugs - shrinks melanoma tumors in the lung.

The fourth report was filed on May 29, 1998 relating to a press release dated May 28, 1998, announcing the Company's financial results for the first quarter ended March 31, 1998.

The fifth report was filed on June 10, 1998, relating to a press release dated June 10, 1998, announcing that a new treatment using the Company's melanoma vaccine resulted in a significantly better response in Stage 3 melanoma patients.

The sixth report was filed on June 18, 1998, relating to a press release dated June 18, 1998, announcing the issuance of a United States patent covering anticancer technology that the Company has licensed for exclusive development and worldwide marketing.

The seventh report was filed on June 24, 1998, relating to a press release dated June 24, 1998, announcing the issuance of a United States patent covering antifungal technology that the Company has licensed for exclusive development and worldwide marketing.

The eighth report was filed on June 29, 1998, relating to a press release dated June 29, 1998, announcing that the Gynecologic Oncology Group, funded by the National Cancer Institute, has elected to conduct a Phase I/II clinical study of the O-Vax(TM) vaccine in Stage 3 ovarian cancer patients.

                  Signatures

                  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVAX Technologies, Inc.
                                                  (Registrant)


Date:    August 14, 1998
                                           /s/ Jeffrey M. Jonas, M.D.
                                           --------------------------
                                          Jeffrey M. Jonas, M.D.
                                          President and Chief Executive Officer


Date:    August 14, 1998
                                           /s/ David L. Tousley
                                           --------------------------
                                          David L. Tousley
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)