Form 10QSB
period 1998-09-30
AVAX TECHNOLOGIES INC
filed 1998-11-17
CIK 1015441

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
                       Commission file number ____________

                                ---------------


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

       Registrant's telephone number, including area code: (816) 960-1333

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of October 26, 1998, 9,633,208 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: |_| Yes        |X| No

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                                                                       Page
PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements
                   BALANCE SHEETS -- As of December 31, 1997
                      and September 30, 1998 (Unaudited) .......................................................       Page 3
                   STATEMENTS OF OPERATIONS  (Unaudited)  -- For the Three Months Ended  September 30,
                      1997 and  September 30, 1998;  for the Nine Months Ended  September 30, 1997 and
                      September  30, 1998;  and for the Period from  January 12, 1990  (Incorporation)
                      through September 30, 1998 ...............................................................       Page 4
                   STATEMENTS  OF CASH FLOWS  (Unaudited)  -- For the Nine Months Ended  September 30,
                      1997  and  September  30,  1998  and  for  the  Period  from  January  12,  1990
                      (Incorporation) through September 30, 1998 ...............................................       Page 5
                   Notes to Financial Statements ...............................................................       Page 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........       Page 9


PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings ............................................................................      Page 12
         Item 2.  Change in Securities .........................................................................      Page 12
         Item 6.  Exhibits and Reports on Form 8-K .............................................................      Page 13

         Signatures ............................................................................................      Page 14

                                     Page 2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                                 Balance Sheets


                                                                                        December 31,         September 30,
                                                                                            1997                 1998
                                                                                    -------------------------------------------
Assets                                                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                              $  6,820,884           $  323,842
   Marketable securities                                                                     9,102,028           11,366,215
   Common stock receivable from a related party                                              1,200,000                  -
   Prepaid expenses and other current assets                                                   154,929              199,444
                                                                                    -------------------------------------------
Total current assets                                                                        17,277,841           11,889,501
Furniture and equipment, at cost                                                                91,959              118,477
   Less accumulated depreciation                                                                14,967               29,962
                                                                                    -------------------------------------------
Net furniture and equipment                                                                     76,992               88,515
                                                                                    -------------------------------------------
Total assets                                                                               $17,354,833          $11,978,016
                                                                                    -------------------------------------------

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued liabilities                                              $     353,726        $     350,840
   Amount payable to preferred stockholders                                                  1,150,200                  -
   Amount payable to Former Officer                                                             49,800                  -
                                                                                    -------------------------------------------
Total current liabilities                                                                    1,553,726              350,840
Commitments and contingencies
Stockholders' equity :
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B - 300,000 shares Series B convertible preferred stock:
       Issued and outstanding shares - 204,159 and 130,488 at December 31, 1997 and September 30, 1998, respectively (liquidation preference -
         $27,561,465 and $17,615,880 at December 31, 1997 and September 30,
         1998, respectively)
                                                                                                 2,041                1,305
   Common stock, $.004 par value:
     Authorized shares - 50,000,000 and 30,000,000 at December 31, 1997 and
         September 30, 1998, respectively
     Issued and outstanding shares - 4,582,305 and 9,540,616 at December 31, 1997
        and September 30, 1998,  respectively                                                   18,329               38,161
   Additional paid-in capital                                                               23,995,640           24,001,544
   Subscription receivable                                                                        (432)                (422)
   Deferred compensation                                                                      (694,324)            (492,499)
   Deficit accumulated during the development stage                                         (7,520,147)         (11,920,913)
                                                                                    -------------------------------------------
Total stockholders' equity                                                                  15,801,107           11,627,176
                                                                                    -------------------------------------------
Total liabilities and stockholders' equity                                                 $17,354,833          $11,978,016
                                                                                    -------------------------------------------

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                     Period from
                                                                                                                   January 12, 1990
                                                                                                                   (Incorporation)
                                           Three months ended                      Nine months ended                   Through
                                             September 30,                           September 30,                   September 30,
                                        1997                1998                1997                1998                1998
                                 ---------------------------------------------------------------------------------------------------
Gain from sale of the Product    $              --      $          --       $          --    $            --     $      1,951,000

Costs and expenses:
   Research and development               508,298           1,001,479           1,478,080            3,111,622          7,912,907
   Marketing and selling                       --                  --                  --                  --             543,646
   General and administrative             562,826             614,290           2,154,704            1,842,446          7,404,590
                                 ---------------------------------------------------------------------------------------------------
Total operating loss                   (1,071,124)         (1,615,769)         (3,632,784)          (4,954,068)       (13,910,143)
Other income (expense):
   Interest income                        272,602             174,737             817,199              553,302          2,489,755
   Interest expense                       (42,965)                 --           (124,203)                  --            (646,293)
   Other, net                                  --                  --                 --                   --             145,768
                                 ---------------------------------------------------------------------------------------------------
Total other income (expense)              229,637             174,737             692,996              553,302          1,989,230
                                 ---------------------------------------------------------------------------------------------------
Net loss                                 (841,487)         (1,441,032)         (2,939,788)          (4,400,766)       (11,920,913)
Amount payable for liquidation
   preference                                  --                  --                 --                   --          (1,870,033)
                                 ---------------------------------------------------------------------------------------------------
Net loss attributable to
   common stockholders            $      (841,487)      $  (1,441,032)      $ (2,939,788)       $   (4,400,766)     $ (13,790,946)
                                 ===================================================================================================
Net loss per common share         $          (.21)      $        (.20)      $        (.81)      $         (.77)
                                 ===============================================================================
Weighted average number of
   shares outstanding                   4,082,061           7,380,995           3,634,243            5,716,990
                                 ===============================================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Period from January
                                                                                                         12, 1990
                                                                                                      (Incorporation)
                                                              Nine months ended September 30,         To September 30,
                                                                  1997                 1998                 1998
                                                        ------------------------------------------------------------------
Operating activities
Net loss                                                    $ (2,939,788)           $ (4,400,766)      $ (11,920,913)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                               210,903                 216,820             729,141
     Compensatory stock issue                                                             25,000              25,000
     Gain from sale of the Product                                     -                       -          (1,951,000)
     Gain on sale of intellectual property                             -                       -                (787)
     Accretion of interest on common stock receivable           (124,142)                      -            (449,000)
     Accretion of interest on amount payable to
       preferred stockholders and Former Officer                 124,142                       -             449,000
     Loss on sale or abandonment of furniture and
       equipment                                                       -                       -              37,387
     Issuance of common stock for services                             -                       -             147,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                 (54,974)                (44,515)           (199,444)
       Accounts payable and accrued liabilities                   71,890                  (2,886)            350,840
       Amount payable to Former Officer                                -                       -              80,522
                                                        ------------------------------------------------------------------
Net cash used in operating activities                         (2,711,969)             (4,206,347)        (12,702,254)

Investing activities
Purchase of marketable securities and short-term
   investments                                                (4,895,990)             (2,264,187)        (18,482,687)
Proceeds from sale of short-term investments                   1,958,172                       -           7,116,472
Purchases of furniture and equipment                            (232,849)                (26,518)           (184,411)
Proceeds from sale of furniture and equipment                          -                       -               4,600
Organization costs incurred                                            -                       -              (1,358)
                                                        ------------------------------------------------------------------
Net cash used in investing activities                         (3,170,667)             (2,290,705)        (11,547,384)

                                     Page 5

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                                   Period from January
                                                                                                         12, 1990
                                                                                                      (Incorporation)
                                                              Nine months ended September 30,         To September 30,
                                                                  1997                 1998                 1998
                                                        ------------------------------------------------------------------
Financing activities
Proceeds from issuance of notes payable to related
   party                                                      $        -              $        -          $  957,557
Principal payments on notes payable to related party                   -                       -            (797,000)
Proceeds from loans payable                                            -                       -           1,389,000
Principal payments on loans payable                                    -                       -          (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                       (76)                      -                 (76)
Financing costs incurred                                               -                       -             (90,000)
Payments received on subscription receivable                       1,746                      10               4,542
Proceeds received from exercise of stock warrants                      -                       -               6,250
Net proceeds received from issuance of preferred
   and common stock                                                    -                       -          24,492,207
                                                        ------------------------------------------------------------------
Net cash provided by financing activities                          1,670                      10          24,573,480
                                                        ------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (5,880,966)             (6,497,042)            323,842

Cash and cash equivalents at beginning of period              13,832,179               6,820,884                   -

                                                        ==================================================================
Cash and cash equivalents at end of period                    $7,951,213              $  323,842          $  323,842
                                                        ==================================================================

Supplemental disclosure of cash flow information
Interest paid                                                  $       -              $        -          $  197,072
                                                        ==================================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
         For the Three and Nine Months ended September 30, 1997 and 1998


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


2.  Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three month periods ended September 30, 1997 and 1998 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ended December 31, 1998.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1997 and 1996 included in the Company's Registration Statement on Form S-3, Registration No. 333-09349.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

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

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will conduct substantial research and development of the AC Vaccine technology, including, without limitation, multi-center pivotal registration clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is also treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd and has shown a positive immune response to haptenized tumor cells in the first nine of nine patients treated, and has also shown a positive immune response to unhaptenized tumor cells in the first eight of nine patients treated, both as measured by a delayed type hypersensitivity
(DTH) test. Recently, the Company has received agreement from the NCI to sponsor a Phase I/II trial in ovarian cancer which the Company intends to begin later this year. The Company also plans to evaluate the AC Vaccine in other cancers and to initiate similar Phase I/II clinical trials where appropriate. It is also expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources on the establishment of facilities for the manufacture of its products.

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

The Company's research and development expenses have increased significantly from $508,298 in the three months ended September 30, 1997 to $1,001,479 in the three months ended September 30, 1998. The increase relates primarily to costs incurred related to commencement of the pivotal registration trial of M-Vax(TM) for which enrollment began during the third quarter. Research and development costs have also increased due to the licensing of the topoisomerase inhibitor compounds from Rutgers and the licensing of the anti-estrogen compounds from Texas A&M, as well as costs associated with the Company's ongoing scale up and testing. The Company's general and administrative expenses have increased from $562,826 in the three months ended September 30, 1997 to $614,290 in the three months ended September 30, 1998 due primarily to an increase in compensation expense related to the hiring of additional personnel. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M Compounds and as the Company's GMP manufacturing facility is brought on line for clinical production.

Also, during the past 12 months, the Company hired six new employees and it anticipates that over the next 12 months it may hire additional new employees, particularly in connection with the establishment of facilities for the manufacture of the AC Vaccine products or any other technologies which may have been, or may be, acquired. The timing and cost of hiring any additional employees or the establishment of any such facility may vary depending on need and currently cannot be predicted with any certainty, however, the Company currently estimates that the establishment of its GMP manufacturing facility in Philadelphia will necessitate approximately $2,000,000 to $2,500,000 in funding, and take approximately six to nine months to complete. The initial $150,000 in funding for such facility is expected to come from a mortgage loan from the Philadelphia Economic Development Corporation referred to below. The balance of such funding is expected to come from the Company's existing working capital and other potential debt financings that the Company may pursue, although there can be no assurance that the Company will be able to procure the necessary financing on acceptable terms.

Liquidity and Capital Resources

The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 15-21 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. However, since the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the Company will be able to meets its business objectives under its current operations plan and/or not need to raise additional capital. Since the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. The Company has received authorization from the Philadelphia Economic Development Corporation for a $150,000 Economic Stimulus Mortgage Loan, at a fixed interest rate of 3 percent, to assist the Company in establishing its GMP manufacturing facility in Philadelphia. The loan is subject to negotiation and execution of definitive documentation. There can be no assurance, however, that the Company will be able to obtain additional funds it will require for its projects on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having date-sensitive software would recognize a date with the year "00" as the year 1900 rather than the year 2000. Systems that calculate, compare or sort using the incorrect date may malfunction.

The Company's only date-sensitive information technology is its accounting software applications, which the Company intends to upgrade to be Year 2000 compliant by June 30, 1999. To the degree the software is found to be non-compliant, the Company has alternative methods in place to ensure the functions performed by the software will be completed. Because the Company has already planned to replace its software in 1999, the Company does not contemplate any software replacement costs due to Year 2000 issues.

The Company has made inquiries of suppliers and parties with whom it has significant business relationships regarding compliance with Year 2000 issues. These include a clinical processing site at Thomas Jefferson University ("TJU"), various other clinical sites and certain financial institutions such as commercial banks. The Company has been informed by TJU that TJU will be Year 2000 compliant insofar as the Company is concerned. Specifically, clinical trial information that is maintained at TJU is on a standalone computer system. TJU has indicated that the software used to monitor clinical trial information will be upgraded to a Year 2000 compliant version during 1999.

To date, the Company is not aware of any financial institution or other third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. The Company has also been advised by its financial institutions that it will receive certifications confirming that the computer systems of these institutions are Year 2000 compliant.

Generally, the Company intends to develop contingency plans to address any other Year 2000 compliance-risks that are uncovered by its continuing evaluation efforts. Although the Company has no means of ensuring that its suppliers and financial institutions will be Year 2000 ready, it will continue to monitor, to the extent practicable, their compliance with the Year 2000 problem. There can be no assurance, however, that such problems will not arise.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

Previously, the Company disclosed that a party has opposed the Company's application for a federal trademark registration for the name AVAX. Through the current period there has been no material events or changes in the status of this matter. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

Except for the trademark matter discussed above, the Company is not aware of any material pending or threatened legal proceedings.


Item 2.  Changes in Securities.
         ----------------------

(a) In consideration of the agreement with the Company of certain holders of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), to extend the lock-up period with respect to their shares of Common Stock issuable upon conversion of their respective shares of Series B Preferred Stock, such holders became subject to an additional "Reset Event", such that the Company became obligated to issue additional shares of Common Stock to such holders in the event that the average closing bid price of the Common Stock for the 30 consecutive trading days immediately preceding July 10, 1998 was less than $5.175 per share (135% of the then applicable conversion price).

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

(b) In September 1998, the Company issued, under its Amended and Restated 1992 Stock Option Plan, as amended, options to purchase 240,000 shares of Common Stock at an exercise price of $1.813 per share, exercisable for seven years. 40,000 of such shares will vest in September 1999, while the remaining 200,000 shares will vest upon the completion of various milestones. The issuance of such options was deemed to be exempt from registration under the Act in reliance on
Section 4(2) thereof because such issuance did not involve a public offering. In addition, such optionee represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the stock certificates issued upon exercise of such options. The optionee had adequate access to information about the Company. Moreover, such optionee represented to the Company, and the Company believed, that it was sophisticated and expert in financial matters.

(c) In September 1998, the Company issued to a financial advisor warrants to purchase 75,000 shares of Common Stock at an exercise price of $1.625 per share. Such warrants vest on various dates through February 1999 and are exercisable in whole, or in part, over a five-year period. The issuance of such warrants was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. In addition, such financial advisor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the warrant certificates issued in such transactions. Such financial advisor had adequate access, through its negotiations with the Company, to information about the Company. Moreover, such financial advisor represented to the Company, and the Company believed, that it was sophisticated and expert in financial matters.

(d) In August 1998, the Company issued 9,301 shares of common stock to its President and Chief Executive Officer ("CEO"). The issued shares are subject to certain restrictions on transfer set forth in a restricted stock grant agreement between the Company and its CEO. The issuance of these shares was deemed to be exempt from registration under the Act in reliance on Section 4(2) thereof because such issuance did not involve a public offering. In addition, the Company's CEO represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends are required to be affixed to the warrant certificates issued in such transactions. The Company's CEO had adequate access to information about the Company. Moreover, the Chief Executive Officer of the Company represented to the Company, and the Company believed, that he was sophisticated and expert in financial matters.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits:

11.1     Statement Concerning Computation of Per Share Earnings

27.1     Financial Data Schedule


(b) Reports on Form 8-K:

Four reports on Form 8-K were filed by the Company during the three months ended September 30, 1998:

The first report was filed on July 10, 1998, relating to the Company's issuance of an aggregate of 3,027,164 shares of Common Stock for no additional consideration pursuant to the reset terms of March 1997 lock-up agreements entered into by the Company with certain holders of Series B Preferred Stock. See Item 2 -- Changes in Securities.

The second report was filed on July 24, 1998, relating to a press release issued by the Company on July 24, 1998, announcing the Company's financial results for the second quarter ended June 30, 1998.

The third report was filed on July 27, 1998, relating to a press release issued on July 27, 1998, announcing the FDA's allowance of the Company to begin a pivotal trial for registration of M-Vax(TM).

The fourth report was filed on August 24, 1998, relating to a press release issued August 24, 1998, announcing the completion of a pilot Phase I/II immunological clinical study of O-Vax(TM), the Company's experimental vaccine of haptenized autologous ovarian cancer cells.

                  Signatures
                  ----------

                  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVAX Technologies, Inc.
                                             (Registrant)


Date:    November 13, 1998
                                               /s/ Jeffrey M. Jonas, M.D.
                                       -----------------------------------------
                                       Jeffrey M. Jonas, M.D.
                                       President and Chief Executive Officer


Date:    November 13, 1998
                                             /s/ David L. Tousley
                                       -----------------------------------------
                                       David L. Tousley
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)