Form 10KSB
period 1998-12-31
AVAX TECHNOLOGIES INC
filed 1999-03-31
CIK 1015441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 333-09349

                             AVAX TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                Delaware                              13-3575874
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

           4520 Main Street
              Suite 930
           Kansas City, MO                             64111
(Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (816) 960-1333

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.004 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. |_|

The issuer's revenues for the period ended December 31, 1998 were $ -0-.

As of March 3, 1999, 10,238,640 shares of the registrant's common stock, par value $.004 per share, were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on the Nasdaq SmallCap Market, on March 3, 1999, was $28,746,668. Shares of common stock, beneficially owned by each executive officer and director and each person who beneficially owns 10% or more of the outstanding shares of common stock, have been excluded, in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days of the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:  Yes |_|   No |X|

                             AVAX Technologies, Inc.

                              Index to Form 10-KSB

                                     PART I                                 Page
                                                                            ----

Item  1.  Description of Business..............................................1
Item  2.  Description of Property.............................................21
Item  3.  Legal Proceedings...................................................22
Item  4.  Submission of Matters to a Vote of Security Holders.................22

                                  PART II
Item  5.  Market for Common Equity and Related Stockholder Matters............23
Item  6.  Management's Discussion and Analysis
          of Financial Condition and Plan of Operation........................23
Item  7.  Financial Statements................................................25
Item  8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................25

                                 PART III
Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................26
Item 10.  Executive Compensation..............................................26
Item 11.  Security Ownership of Certain Beneficial Owners and Management......26
Item 12.  Certain Relationships and Related Transactions......................26
Item 13.  Exhibits and Reports on Form 8-K....................................26

Signatures....................................................................27

Unless the context otherwise requires, all references to the Company's common stock, par value $.004 per share (the "Common Stock"), are to the Company's Common Stock after giving effect to the 1-for-2 reverse split of the Common Stock effected on May 15, 1996 and the 1-for-2 reverse split of the Common Stock effected on May 13, 1997.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. Certain written and oral statements made or incorporated by reference by the Company or its representatives in this Report and other reports and filings with the Securities and Exchange Commission (the "Commission"), press releases, conferences or otherwise, are "forward looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") and Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "estimate", "project", "intend", "forecast", "anticipate", "plan", "planning", "expect", "believe", "will", "will likely", "should", "could", "would", "may" or words or expressions of similar meaning. In addition, except for historical matters, certain other statements set forth in this Report and elsewhere by the Company from time to time, including, without limitation, the Company's research and development programs, the possible filing of INDs or marketing applications for M-Vax(TM), O-Vax(TM),, or any other products the Company may develop, the seeking of joint development or licensing arrangements with pharmaceutical companies, the research and development of particular compounds and technologies for particular indications and the period of time for which the Company's existing resources will enable the Company to fund its operations and to meet the continuing listing requirements for the quotation of its securities on the Nasdaq SmallCap Market and the possibility of contracting with other parties additional licenses to develop, manufacture and market commercially viable products, are forward-looking statements within the meaning of the PSLRA. Such forward-looking statements are based upon the Company's current belief as to the outcome, occurrence and timing of future events or current expectations and plans based upon, among other things, assumptions made by, and information currently available to management, including management's own knowledge and assessment of the Company's industry, competition and current regulatory environment. All such statements involve significant risks and uncertainties. Many important factors affect the Company's ability to achieve the stated outcomes and to develop successfully and commercialize its product candidates, including (1) the ability to obtain substantial additional funds as needed to fund anticipated continuing operating losses, (2) to obtain and maintain all necessary patents or licenses, (3) to demonstrate the safety and efficacy of product candidates at each stage of development, (4) to meet applicable regulatory standards and receive required regulatory approvals, (5) to meet obligations and required milestones under its license agreements, (6) to be capable of producing drug candidates in commercial quantities at reasonable costs, (7) to compete successfully against other products and (8) to market products in a profitable manner. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there also can be no assurance that the statements included in this Report and elsewhere will prove to be accurate. In addition, such risks and uncertainties included herein and elsewhere are not exhaustive. Other sections of this Report and the Company's other filings with the Commission from time to time, may include additional factors which could adversely affect the Company's business and other financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, in light of the significant uncertainties inherent in these statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved; in fact, actual results could differ materially from those contemplated by such forward-looking statements. Given these risks, uncertainties and limitations, investors should not rely upon forward-looking statements as a predictor of actual results. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.

AVAX(TM), AC Vaccine(TM), M-Vax(TM) and O-Vax(TM)are trademarks of the Company. This Report also includes trademarks of other companies.

                             AVAX TECHNOLOGIES, INC.

                                     PART I

ITEM 1. Description of Business

GENERAL

AVAX Technologies, Inc. ("AVAX" or the "Company"), is a development stage biopharmaceutical company which is acquiring and developing technologies and products for the treatment of cancer and other life-threatening diseases. The Company is focusing its efforts primarily on the development of immunotherapies and chemotherapies for cancer. Immunotherapy is a rapidly developing segment of the cancer therapeutic market.

In 1995, the Company licensed (the "TJU License") from Thomas Jefferson University ("TJU") an issued U.S. patent and certain U.S. and foreign patent applications covering a cancer vaccine containing a cancer patient's own modified tumor cells, and a method for making and using that vaccine. This technology allows the Company to produce an autologous cell vaccine (an " AC Vaccine(TM)") that attempts to stimulate the patient's immune system to eliminate the cancer. This technology has emerged from research conducted at TJU and primarily involves the removal of a patient's own tumor cells, modifying them with a small molecule known as a hapten, and reintroducing the product back into the patient. The approach is based on the premise that a patient's immune response to a strongly immunogenic, hapten-conjugated tumor antigen may be followed by the development of an immune response to the unmodified tumor antigen, somewhat analogous to the phenomenon of drug-induced autoimmune disease. David Berd, M.D., Professor of Medicine and Clinical Oncologist at TJU and the inventor of the AC Vaccine(TM) technology, has conducted the ongoing clinical trials at TJU pursuant to an FDA-approved, physician-sponsored Investigational New Drug application ("IND").

The Company's initial AC Vaccine(TM), M-Vax(TM), is currently undergoing physician-sponsored human clinical trials based on an experimental protocol at TJU as an outpatient, post-surgical, adjunct therapy for the treatment of melanoma, and is believed by the Company to be the first therapeutic cancer vaccine to show a substantial increase in the survival rate for patients with stage 3 melanoma. In the ongoing clinical trials at TJU, over 350 melanoma patients have been treated post-surgically on an outpatient basis with M-Vax(TM). In 62 patients with stage 3 melanoma in protocols in which there has been sufficient time for long-term follow-up, the five-year survival rate is approximately 55%. This compares with the historical and control group stage 3 survival rate of approximately 20%, and the survival rate for treatment with high dose alpha interferon of approximately 32% in stage 3 patients who the Company believes to be comparable to those treated with M-Vax(TM). In patients over 50 years old treated with M-Vax(TM), the five-year survival rate was approximately 71%. In a separate study of 16 patients with Stage 4 malignant melanoma lung tumors, there was documented evidence of tumor shrinkage caused solely by the vaccine. In the over 350 patients treated in studies only relatively minor side effects, such as mild transient nausea and soreness and swelling at the site of the application of M-Vax(TM), have been reported to date. See "Technology Applications and Product Candidates - Clinical Trials".

In 1998, the Company obtained from the FDA a Company-sponsored IND to allow the Company to proceed with a multi-center clinical trial intended to support a biologics license application. Depending upon the results of these clinical trials, the Company intends to use the Company-sponsored clinical trial results, along with the results of the TJU clinical trials, as the basis for filing an application for FDA approval to market M-Vax(TM). The Company is also pursuing strategies for commercial acceptance (including any applicable regulatory approvals) of M-Vax and other AC Vaccine product candidates in various foreign countries, although such strategies have not yet been finalized.

Denial of any regulatory approvals or any significant delays in obtaining any regulatory approvals would have a material adverse effect on the Company.

The Company also believes that the AC Vaccine(TM) technology may have applications in the treatment of other cancers, which may include ovarian, breast, prostate, lung, renal cell and colorectal cancers and acute myelogenous leukemia (AML). The Company is funding the pre-clinical and initial clinical development of this technology for certain of these indications. Accordingly, in addition to continuing the clinical work on M-Vax(TM), the Company has also entered into a sponsored research agreement with TJU relating to the development of additional immunotherapies based on the AC Vaccine(TM) technology. For example, the Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM), its AC Vaccine(TM) for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd and has shown a positive immune response to haptenized tumor cells in the first nine of nine patients treated, and has also shown a positive immune response to unhaptenized tumor cells in the first eight of nine patients treated, both as measured by a delayed type hypersensitivity (DTH) test. Recently, the Company has received agreement from National Cancer Institute ("NCI") for NCI to sponsor a Phase I/II trial in ovarian cancer, which trial the Company intends to begin later this year.

In connection with the Company's strategy to acquire, develop and commercialize other potential biotechnology products and technologies, the Company has licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey (collectively, "Rutgers"), certain patent applications relating to a series of topoisomerase inhibitor compounds for the potential treatment of cancer and infectious diseases (the "Rutgers License"). The Company also has licensed from The Texas A&M University System ("Texas A&M"), an issued U.S. patent and certain patent applications relating to a series of novel anti-estrogen compounds for the potential treatment of cancer (the "Texas A&M License"). Pursuant to the Rutgers License and the Texas A&M License (and under its related sponsored research agreements with each of Rutgers and Texas A&M), the Company intends to continue to expend significant resources on the research and development of these compounds.

In order to contain costs, the Company may continue to use sponsored research agreements and contract research organizations to help it develop its technologies. At the appropriate time the Company may seek corporate partners to provide the necessary resources and expertise for clinical development and to manufacture, market or distribute products. In addition, the Company may seek to explore the acquisition and subsequent development and commercialization of additional commercially promising immunotherapy, chemotherapy and adjuvant technologies. No assurance can be given that the Company will have the requisite resources or that any such projects will be identified on terms favorable to the Company, if at all.

The Company was incorporated in the State of New York on January 12, 1990, under the name Nehoc, Inc. On May 29, 1992, it changed its name to Appex Technologies, Inc. On October 22, 1992, the Company merged into Walden Laboratories, Inc., a Delaware corporation, which was incorporated on September 18, 1992. On December 27, 1995, Walden Laboratories, Inc. sold its former leading product under development, an over-the-counter nutritional dietary, medicinal and/or elixorative food supplement or drug and related patents and intellectual property to a subsidiary of Interneuron Pharmaceuticals, Inc. The Company changed its name from Walden Laboratories, Inc., to AVAX Technologies, Inc., effective March 26, 1996.

BACKGROUND AND SCIENTIFIC RATIONALE OF THE AC VACCINE(TM) TECHNOLOGY

Cancer is characterized by the uncontrolled growth and spread of abnormal cells which escape the body's protective immune surveillance system, invade healthy tissues and destroy normal tissue function and ultimately lead to a person's death if untreated. Cancers, composed of either solid tumors or blood-borne cancerous cells, tend to spread over time to other tissues and organs in the body (metastasis). Cancer may be diagnosed at any stage of the disease, from very early (best prognosis) to very late (worst prognosis). When cancer is detected early and has not yet metastasized (spread) to other organs and tissues, surgical removal of the tumor is often effective. Unfortunately, many cancers are not discovered until metastatic cancer cells from the primary tumor have already entered the blood or lymphatic system and established new tumors at distant sites. These cells, and the tumors they form, are difficult to diagnose and treat with current technology.

As of 1997, the NCI estimates that approximately 7.4 million people living in the United States were diagnosed as having cancer. The incidence of cancer continues to increase. The NCI also estimates that the overall annual cost to the health care system of treating these patients is approximately $104 billion. The Company is aware of estimates that deaths from cancer will surpass cardiovascular mortality worldwide by the end of this year.

Although some progress has been made, few effective treatments are available for most adult solid tumors, which often metastasize and invade other organs before they are detected. The standard treatment for solid tumors is surgery. While this treatment is effective in many types of cancers, in cases in which removal of the tumor is incomplete or in which the tumor has metastasized, the patient's prognosis is poor. Chemotherapy and radiation therapy are rather crude treatments because they kill cells indiscriminately, destroying normal as well as malignant cells, leading to toxic side-effects and thereby limiting the usefulness of these therapies. A safe, effective treatment for residual and metastatic disease is clearly needed. Such a treatment, if effective and safe, would increase patient survival and may, therefore, be widely adopted.

Although, many different types of drugs are used to treat a variety of cancers, no one drug has been found to be a cure for the disease. Given the need for new effective treatments for cancer, a drug which may effectively treat cancer could have a large market potential. Although there can be no assurance, the Company believes that an AC Vaccine(TM), developed to treat effectively the recurrence of cancer after surgery, is likely to have a sizable market share. Surgery, in many cases is the first treatment performed on cancer patients, and if a treatment following surgery were to prove broadly applicable and safe, its market potential could be significant, while enabling the health care system to realize significant overall cost savings due to a reduction in the number of cases of recurrent disease requiring hospitalization and ongoing clinical and home care.

Immunotherapy is an emerging cancer treatment modality that the Company believes shows promise for utilizing a patient's own immune system to recognize and eliminate cancer cells. There are a number of different types of immunotherapies such as cytokines, antibodies, activated cell therapy and vaccines currently under development by unrelated companies. See "Competition." In all cases, immunotherapies attempt to modulate the body's immune system to contain and eliminate cancer cells. In concept, immunotherapies should have fewer side-effects than chemotherapies and should be relatively well-tolerated by the patient. Thus, although there can be no assurance of success, the Company believes immunotherapies have the potential to be effective and, by reason of their selectivity, relatively safe anti-cancer therapeutic agents.

TECHNOLOGY APPLICATIONS AND PRODUCT CANDIDATES

      The AC Vaccine(TM) Technology

The Company's primary proprietary technology is a patented autologous cell vaccine that attempts to stimulate the patient's own immune system to recognize, contain and eliminate cancer cells. The technology primarily involves the removal of a patient's own tumor cells, conjugating them to a small molecule known as a hapten-dinitro phenyl (DNP) and reintroducing the product back into the patient with an adjuvant, which is an immunological agent that increases the immune response. Haptenization is the process of modifying a larger molecule with a smaller molecule. The small molecule known as a hapten, is recognized by the immune system and elicits an immune response against the larger molecule. The approach is based on the premise that a patient's immune response to a strongly immunogenic, hapten-modified tumor antigen may be followed by the development of an immune response to the unmodified tumor antigen, somewhat analogous to the phenomenon of drug-induced autoimmune disease. Therefore, the process of haptenizing a patient's tumor cells may allow the unhaptenized cancer cells to be recognized by the body's immune system leading to an immune response against the patient's tumor cells and their potential elimination from the body.

In practice, the Company's initial therapy would be used as an adjunct to surgical treatment of tumors. In one proposed model, the surgeon would remove the patient's tumor and send the cells to the Company where cancer cells would be processed and stored. The vaccine would then be created and sent to the patient's doctor as each dose is required for administration of the vaccine on an outpatient basis. The patient's response to the treatment would then be monitored using standard protocols.

The Company is initially developing this technology for the treatment of metastatic melanoma but believes that it possibly could have applications in the treatment of a variety of solid tumors such as ovarian, breast, prostate, lung and colorectal cancer and may have applications in the treatment of acute myelogenous leukemia (AML).

      M-Vax(TM)

General. The Company's leading product, M-Vax(TM), is a post-surgical treatment for stage 3 melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the United States, Australia, northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to UV radiation in sunlight appears to be the most significant factor behind this increase. With the incidence growing at a rate in excess of 6% annually, it is estimated that there are approximately 200,000 existing cases of melanoma in the United States, with approximately 40,300 new cases diagnosed in 1997.

Melanoma patients may be categorized according to the following staging system:

      o Stage 1 -- lesion less than 1.5mm thickness and no apparent metastasis;

      o Stage 2 -- lesion greater than 1.5mm thickness and local spreading from primary cancer site;

      o Stage 3 -- metastasis to regional draining lymph nodes and regional spread from primary cancer site; and

      o     Stage 4 -- distant metastasis.

Current treatment for Stage 3 melanoma patients includes surgical excision of the tumor mass and any of the nearby lymph nodes into which there has been metastasis, followed by a year long regimen of alpha interferon administration, which is currently the only FDA-approved treatment for patients with stage 3 melanoma. I In many cases however, survival is restricted by the inability of surgery to guarantee removal of all the tumor cells. It is highly possible for the post-surgery patient to remain with undetected metastasis. Further, use of alpha interferon is associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to its limited efficacy and highly toxic side effects, chemotherapy and radiation have not been widely used in the treatment of these patients. The five-year survival rate for these patients is believed by the Company to be approximately 20%. In clinical studies, alpha interferon demonstrated a five-year survival rate that the Company believes to be approximately 32% in stage 3 patients whom the Company believes to be comparable to those treated with M-Vax(TM). Thus, the Company believes that there is a clear need for an effective post-surgical treatment of stage 3 melanoma patients.

Clinical Trials. Dr. David Berd, the inventor of the patented technology licensed to the Company by TJU, is a clinical oncologist at TJU. Dr. Berd has been conducting physician-sponsored clinical trials at TJU for the treatment of melanoma using M-Vax(TM) for approximately ten years.

In the ongoing clinical trials at TJU, over 350 melanoma patients have been treated post-surgically on an outpatient basis with M-Vax(TM). In 62 patients with stage 3 melanoma in protocols in which there has been sufficient time for long-term follow-up, the five-year survival rate is approximately 55%. This compares with the historical and control group survival rates of about 20%, and the survival rate for treatment with alpha interferon of approximately 32% in stage 3 patients whom the Company believes to be comparable to those treated with M-Vax(TM). In patients over 50 years old treated with M-Vax(TM), the five-year survival rate was approximately 71%. The Company believes that the results to date of the ongoing clinical trial represent the first substantial increase in survival for stage 3 melanoma patients treated by immunotherapy. In the over 350 patients treated in studies, only relatively minor side effects, such as soreness and mild transient nausea and swelling at the site of the application of the M-Vax(TM) vaccine, have been reported to date.

In 1998, the Company obtained from the FDA a Company-sponsored IND to allow the Company to proceed with a multi-center clinical trial intended to support a biologics license application. Depending upon the results of these clinical trials, the Company intends to use the Company-sponsored clinical trial results, along with the results of the TJU clinical trials, as the basis for filing an application for FDA approval to market M-Vax(TM). The Company is also pursuing strategies for commercial acceptance (including any applicable regulatory approvals) of M-Vax and other AC Vaccine product candidates in various foreign countries, although such strategies have not yet been finalized. The Company's management estimates that it may be in the position to submit an application in 2001 or 2002. The targeted timetable for filing a marketing application depends upon the rate of enrollment of both clinical sites and patients in the registration studies, the adequacy of the overall clinical outcome data from these trials, and ultimately acceptance by the FDA of the studies. A delay in enrollment of either clinical sites or patients would delay completion of the trials. Moreover, equivocal clinical outcomes from these trials would have the effect of at least delaying the timetable for submission of a marketing application and would negatively affect regulatory acceptance of the studies in connection with the possible approval of such marketing application.

Denial of any regulatory approvals or any significant delays in obtaining any of the regulatory approvals, would have a material adverse effect on the Company.

The Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM),, its AC Vaccine(TM) for ovarian cancer. This trial is being conducted at TJU under the direction of Dr. David Berd and has shown a positive immune response to haptenized tumor cells in the first nine of nine patients treated, and has also shown a positive immune response to unhaptenized tumor cells in the first eight of nine patients treated, both as measured by a delayed type hypersensitivity (DTH) test. Recently, the Company has received agreement from the NCI for NCI to sponsor a Phase I/II trial in ovarian cancer, which trial the Company intends to begin this year. In addition, the Company intends to begin enrolling in a multi-center Phase II clinical trial for O-Vax(TM) this year.

There can be no assurance, however, that the foregoing forward-looking statements with respect to the Company's intended timetable for the completion of the pivotal registration clinical trials for M-Vax(TM), the eventual filing of a marketing application for M-Vax(TM) and the Company's intended timetable for clinical trials for O-Vax(TM), will be met.

In addition, the Company has recently entered into a Technical Testing Agreement (the "Illinois Agreement") with the University of Illinois ("Illinois"), pursuant to which Illinois will conduct testing in order to determine whether an animal model can be used to demonstrate the therapeutic potential of DNP-vaccine, such as the Company's AC Vaccine(TM), in experimental tumor models, and the value of adjunctive therapies. The Company has agreed to fund approximately $160,000 for the expected two-year term of this study.

      Topoisomerase Inhibitors

The Rutgers License relates to a series of novel anticancer compounds being prepared and studied under the direction of Professors Edmund LaVoie and Leroy Liu at Rutgers University (the "Rutgers Compounds"). The Rutgers Compounds have proven effective on animal models during pre-clinical studies. The Rutgers Compounds fall into six distinct and varied chemical classes, and have been shown to inhibit topoisomerase I or topoisomerase II activities, depending on the exact structure. Topoisomerases are key enzymes needed for remolding DNA, a necessary function for malignant tumor growth. Inhibitors of these enzymes have been proven to be clinically-useful anticancer therapies. In addition to having topoisomerase-inhibiting characteristics, some of the Rutgers Compounds have shown activity against fungal as well as parasitic organisms. Both United States and non-U.S. patents have been filed for the Rutgers Compounds and their anticancer and anti-infective uses. During 1998 a U.S. Patent was issued to the Company granting claims to novel compounds which inhibit activity of topoisomerase I, a natural enzyme needed to support malignant tumor growth. Although these compounds are in an early stage of pre-clinical development for solid tumor, antifungal and parasitic indications, the Company intends to pursue development of one or more of these compounds. The Company's management anticipates that the pre-clinical work may lead to identification of a lead compound during 1999, and that an IND for that compound may be filed with the FDA during 1999. However, there can be no assurance that any of the Rutgers Compounds will ultimately reach a stage of clinical testing or commercialization.

      Novel Anti-Estrogens

The Texas A&M License relates to a series of novel anticancer compounds (the "Texas A&M Compounds") being prepared and studied under the direction of Professor Stephen Safe at Texas A&M University. The unique activity against solid tumors exhibited by the Texas A&M Compounds can be classified as anti-estrogen, although they appear to act indirectly on the estrogen receptor through a novel pathway. Anti-estrogens have been proven to be clinically-useful anticancer therapies. United States patents for both the Texas A&M Compounds and their anticancer uses have been filed. Although non-U.S. patent filings have not yet been made, the Company expects that foreign patent coverage will be pursued as the result of ongoing laboratory research. These compounds are in an early stage of pre-clinical development for solid tumor indications. The Company's management anticipates that the pre-clinical work may lead to identification of a lead compound during 1999, and that an IND for such compound may be filed with the FDA during 1999. However, there can be no assurance that any such compounds will ultimately reach a stage of clinical testing or commercialization.

RESEARCH AND DEVELOPMENT

      Autologous Cell Vaccines

In connection with the TJU License entered into in November 1995, TJU, Dr. Berd, as TJU's principal investigator, and the Company entered into a Clinical Study and Research Agreement. Under that agreement, TJU and Dr. Berd began a research and clinical study program for the further development of the AC Vaccine(TM) technology for additional cancer targets and the Company agreed to provide certain funding for the research.. . During 1998, the agreement was amended to provide research funding for the fourth year of the agreement of $279,690. The Company is presently obligated to spend a minimum of $500,000 per year on the development of the AC Vaccine(TM) technology until commercialized in the United States. If the Company files for FDA approval of a Company-sponsored marketing application for the right to market a product arising from such technology, the Company may elect to spend less than $500,000 per year on the development of the AC Vaccine(TM) technology during the period of time the marketing application is under review by the FDA. If the Company does not meet its financial, development, or other obligations in a timely manner under the TJU license or related sponsored research agreement, the Company could lose the rights to this proprietary technology or the right to have TJU conduct its research and development efforts, any of which could have a material adverse effect on the Company. TJU has the right to terminate the agreement on 30 days' written notice if it becomes unable for any reason to complete the study. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

      Topoisomerase Inhibitors

The Company has committed to fund research for each of the first three years of the Rutgers License at a rate of $100,000 per year as well as the payment of certain indirect overhead costs. The Company also is obligated to pay Rutgers for certain overhead costs on a deferred basis. In addition, the Company is obligated to spend an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Rutgers Compounds, for the development, research (including the $100,000 research funding commitment in each of the first three years), manufacture, regulatory approval, marketing and selling of a product derived from the Rutgers Compounds. If the Company fails to make payments in accordance with the terms of the Rutgers License, Rutgers would be entitled to terminate the Rutgers License, which could have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

The research effort with respect to these compounds is conducted at Rutgers under the direction of Edmond J. LaVoie, Ph.D., the co-originator of the technology underlying the Rutgers License. Dr. LaVoie is Professor of Medicinal Chemistry and Chairman of the Department of Pharmaceutical Chemistry at Rutgers and is a member of the Company's Scientific Advisory Board. See
"Management--Scientific Advisory Board."

      Novel Anti-Estrogens

The Company has committed to fund research relating to the Texas A&M Compounds in the amount of $108,750 for each of the first three years of the Texas A&M license. In addition, the Company is required to achieve certain milestones toward development of a licensed product within certain specified time frames. If the Company fails to make such payments or achieve such milestones in accordance with the terms of the Texas A&M License, Texas A&M would be entitled to terminate the agreement. The termination of the Texas A&M License could have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

It is anticipated that the research effort with respect to the potential anti-cancer compounds licensed under the Texas A&M License will be conducted at Texas A&M under the direction of Stephen H. Safe, Ph.D., the originator of the technology underlying the Texas A&M License. Dr. Safe is Sid Kyle Professor of Toxicology at Texas A&M and is a member of the Company's Scientific Advisory Board.

PROPRIETARY RIGHTS

      The TJU License

Pursuant to the TJU License, the Company has licensed an issued U.S. patent and certain U.S. and foreign patent applications covering a process for the modification of a patient's own tumor cells into a cancer vaccine. The TJU License is a royalty-bearing license for the rights to such patented vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As consideration for the TJU License, the Company paid $10,000 to TJU, and issued 229,121 shares of Common Stock to each of TJU and Dr. Berd, representing 7.5% (15% in the aggregate) of the Company's total outstanding voting securities at the time of issuance in 1995.

The Company is obligated to make certain milestone payments to TJU as follows:
$10,000 upon initiation of the first clinical trial that is approved by the FDA (or comparable international agency), $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency), and $25,000 upon receipt by the Company of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine(TM) technology. In addition, the Company is obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine(TM) technology. Failure to comply with the terms of the TJU License may cause its termination, which would have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

      The Rutgers License

Pursuant to the Rutgers License, the Company has licensed certain U.S. and foreign patent applications relating to the Rutgers Compounds. The Company paid $15,000 as consideration for the Rutgers License, and has agreed to pay an additional $15,000 license maintenance feeeach year. The license maintenance fee is not payable in years where research funding is equal to or greater than $100,000. The Company has issued to Rutgers warrants to purchase 125,000 shares of Common Stock at a price of $8.24 per share. Such warrants are exercisable upon the achievement of certain development-related milestones. The first 75,000 of the warrants will expire in 2006 and the final 50,000 warrants will expire in 2011. These warrants provide for cashless exercise, piggyback registration rights and certain anti-dilution rights.

The Company is also obligated to make certain milestone payments as follows:
$15,000 on the earlier of October 31, 1999 or the date of first filing of an IND application with the FDA, or comparable international agency, $25,000 on the earlier of October 31, 2001 or the date of initiation of Phase II trials in the United States or another major market country, $45,000 on the earlier of October 31, 2005 or the date of first filing of a marketing application with the FDA, or comparable international agency and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA or comparable international agency to market products. In addition, the Company is required to pay royalties on its worldwide net sales revenue derived from the Rutgers Compounds and a percentage of all revenues received from sublicenses of products derived from these compounds. Failure to comply with the terms of the Rutgers License may cause its termination, which could have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

      The Texas A&M License

Pursuant to the Texas A&M License, the Company has licensed an issued U.S. patent and certain U.S. and foreign patent applications relating to the Texas A&M Compounds. Under the terms of the agreement, the Company is obligated to pay future milestone payments, royalties on its net sales revenue derived from these compounds and a percentage of all revenues received from sublicenses of such compounds. The Company also has agreed to fund research in the amount of $108,750 for each of the first three years of the Texas A&M License. Failure to comply with the terms of the Texas A&M License may cause its termination, which could have a material adverse effect on the Company. See "Risk Factors--Dependence on Licenses and Sponsored Research Agreements."

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

COMPETITION

The Company is aware of estimates that more than 300 companies are reported to have approximately 1,250 cancer drugs under development worldwide, of which a substantial number are under development in the United States. Many of these drugs or other substances under development involve chemotherapeutic agents and cancer immunotherapies and, thus, are, or may be, in direct competition with the Company's AC Vaccine(TM) or compounds resulting from development work pursuant to the Rutgers License or the Texas A&M License. Future competitor products and drugs may perform more effectively or safely than the Company's product candidates.

Many of the companies engaged in anticancer research and development and in acquiring rights to the products of such research and development, including biotechnology companies, have substantially greater financial, technical, scientific, manufacturing, marketing and other resources than the Company and have more experience in developing, marketing and manufacturing therapeutics, including performing the pre-clinical testing and clinical trials that are required for obtaining FDA and other regulatory approvals. Included among the Company's competitors are: (i) large established pharmaceutical and biotechnology companies with commitments to oncology or antiviral research, development and marketing, including, without limitation, Schering Plough Corporation, Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson;
(ii) smaller biotechnology companies with similar strategies, including IDEC Pharmaceuticals, Inc. and Biomira Diagnostics; and (iii) many development stage companies licensing or developing oncology therapeutics.

In addition, many research institutes, hospitals and universities are working to develop products and processes in the same field of cancer that may in the future be in direct competition with the Company's technologies.

A number of companies or research institutions are developing cancer vaccines, including, without limitation, Ribi ImmunoChem Research, Inc. and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in ovarian cancer; and Intracell and Aphton Corporation, in colorectal cancer. The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product and (ii) the timing of the entry of the product into the market. Although there is significant competition, to date, the Company believes that none of the competing immunotherapies have demonstrated the increase in survival over the same period of time that the Company's technology has shown in melanoma. Although there can be no assurance, the Company also believes that its AC Vaccine(TM) technology may be applicable to a variety of solid tumors such as ovarian, breast, prostate, lung, renal cell and colorectal cancer and may have applications in the treatment of acute myelogenous leukemia (AML) and therefore may not be as limited as certain other approaches. With respect to the timing of the entry of the product, there can be no assurance as to when, if at all, any of the Company's potential products will be approved. See "Risk Factors".

MANUFACTURING AND MARKETING

The Company does not currently have the resources to manufacture commercially or directly market any products that it may develop. The Company may seek to enter into collaborative arrangements with pharmaceutical, medical device, health care, chemical or other companies to assist in development, commercial manufacturing or marketing of its products if such activities are commercially feasible, or to provide funding for these efforts. These partners may also be responsible for commercial scale manufacturing, which will be subject to compliance with applicable FDA regulations. The Company anticipates that such arrangements may involve the grant of exclusive or semi-exclusive rights to sell specific products to specified market segments or particular geographic territories in exchange for a royalty, joint venture, future co-marketing or other financial interests.

To date, the Company has not entered into any collaborative commercial manufacturing or marketing agreements for any of its potential products. There can be no assurance that the Company will be able to enter into any such arrangements on favorable terms, if at all. Such collaborative marketing arrangements, whether licenses, joint ventures or otherwise, may result in lower revenues than would otherwise be generated if the Company manufactured and marketed its own products.

The Company is in the process of completing construction of its GMP manufacturing facility for the AC Vaccine(TM) (which facility will be used initially to produce AC Vaccines sufficient to support its clinical programs). The facility is expected to go on-line in April of this year. To support this facility, the Company will be required to hire and train significant numbers of employees and to comply with extensive GMP regulations applicable to the facility. The establishment of any such facilities and eventual expansion of operations to commercial levels, as well as the hiring of qualified employees, could require substantial expenditures. In addition, at least some of the Company's products produced at its facilities will probably be regulated as biologics. In that event, the Company would be required to file a biologics license application with the FDA in order to obtain an establishment license (or similar license) for its facilities. Any delay in the FDA's approval of (or its refusal to grant) such a license would delay or prevent marketing of the relevant product.

GOVERNMENT REGULATION

The research, pre-clinical development, clinical trials, product manufacturing and marketing conducted by or on behalf of the Company is subject to regulation by the FDA and similar health authorities in foreign countries. The proposed products and technologies of the Company also may be subject to certain other federal, state and local government regulations, including, the Federal Food, Drug and Cosmetic Act, and their state, local and foreign counterparts.

Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in the United States include: (i) pre-clinical laboratory tests, in vivo pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to the FDA of an IND application for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to the FDA; and (v) FDA approval of the marketing application prior to any commercial sale or shipment of the drug.

Pre-clinical studies include laboratory evaluation of the product, mostly conducted under Good Laboratory Practice (GLP) regulations, and animal studies to assess the pharmacological activity and the potential safety and effectiveness of the drug. The results of the pre-clinical studies are submitted to the FDA in the IND. Unless the FDA objects to an IND, it becomes effective 30 days following submission and the clinical trial described in the IND may then begin.

Every clinical trial must be conducted under the review and oversight of an institutional review board (IRB) at each institution participating in the trial. The IRB evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial introduction of the drug to a small group of healthy subjects to test for safety, dosage tolerance, and the essential characteristics of the drug. Phase II involves studies in a limited number of patients to test the safety and efficacy of the drug at different dosages. Phase III trials involve large-scale evaluation of safety and effectiveness, usually (though not necessarily) in comparison with a placebo or an existing treatment.

The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer, however, if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval. In some cases, the FDA may approve a product but require additional clinical tests following approval (i.e., Phase IV).

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA.

If marketing approval of any Company product is granted, the Company must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse experiences and other information. In addition, the Company must comply with federal and state health care antikickback laws and other health care fraud and abuse laws that affect the marketing of pharmaceuticals. Failure to comply with applicable laws and regulations could subject the Company to administrative or judicial enforcement actions, including product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse effect on the Company's business, financial condition, or results of operations.

For clinical investigation and marketing outside the United States, the Company also is subject to certain foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union ("EU"). Normally, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If any applicable regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. Any applicable foreign regulatory approval processes include, at least, all of the risks associated with FDA approval set forth above. The Company could possibly have greater difficulty in obtaining foreign approvals and also might find it more difficult to protect its intellectual property abroad.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company does not expect to encounter significant difficulties in obtaining raw materials for M-Vax(TM) or O-Vax(TM),, because they are primarily composed of a readily available chemical reagent, DNP, and the patient's own tumor cells. In addition the vaccine is administered with a chemical adjuvant, BCG, which assists in stimulating the immune system. Should the supply of DNP or BCG significantly decrease, the Company may encounter problems preparing M-Vax(TM), O-Vax(TM), or any other AC Vaccine(TM) based products.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company's business may be subject to regulation under federal, state, local, and foreign laws regarding environmental protection and hazardous substance control. The Company believes that its compliance with these laws will have no adverse impact upon its capital expenditures, earnings or competitive position. Federal, state and foreign agencies and legislative bodies have expressed interest in the further environmental regulation of the biotechnology industry. The Company is unable to estimate the extent and impact of such, if any, future federal, state, local legislation or administrative environmental action may have on the Company.

EMPLOYEES

The Company utilizes a product development strategy that includes contracting out its research and development, and to a certain extent, other functions in order to minimize the expenses and overhead associated with full-time employees. Consistent with this strategy, as of March 3, 1999, the Company had 13 full-time employees. Its other consultants, scientific advisors and directors devote only a portion of their time to the business of the Company. The Company believes that it maintains good relations with its employees, consultants, scientific advisors, part-time officers and directors. See "Risk Factors--Lack of Management and Employees" and "--Dependence Upon Key Personnel and Consultants."

RESEARCH AND DEVELOPMENT EXPENSE

In 1997 and 1998, the Company incurred research and development expense of $2,448,976 and $4,019,143, respectively. Research and development expense for the period from inception has been $8,820,428. See "Financial Statements." Although there can be no assurance it will have the capital resources to do so, the Company intends to increase its spending on research and development in the foreseeable future.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY

The Company has incurred substantial operating losses since its inception. As of December 31, 1998, the Company's accumulated deficit was $13,358,277. The Company expects to incur significant operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax(TM) , O-Vax(TM), and pre-clinical studies and clinical trials for other products that it may acquire or develop. The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax(TM) and O-Vax(TM), products do not currently generate revenue and the Company does not expect to achieve revenues from these or other products for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax(TM), O-Vax(TM), or any other products that it may develop.

NEED FOR ADDITIONAL FINANCING; ISSUANCE OF SECURITIES; FUTURE DILUTION

In the future, the Company will require substantial additional financings to continue research, undertake product development and pursue the manufacturing and marketing of any products that it may develop. Although the Company completed a $10.1 million private placement of series C preferred stock on March 1, 1999, there can be no assurance that any additional financings will be consummated or that the Company will otherwise be able to obtain additional funds or that such financings, if available, can be obtained on terms favorable or acceptable to the Company. If such financings are not consummated or are not available, the Company will be required to modify its business development plans or reduce or cease certain or all of its operations. The current cash resources of the Company (including the net proceeds of the March, 1999 private placement of series C preferred stock) should be sufficient to fund operations (as presently conducted and with planned expansions of research and development in
1999) for the next 18-26 months.

If the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Common Stock.

DEVELOPMENT STAGE COMPANY

Although the Company was organized in January 1990, it has only conducted limited research activities, principally since 1995 through its license and research agreements with TJU, Rutgers and Texas A&M, and has not generated any significant revenues to date from operations. Accordingly, the Company must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by newly established biopharmaceutical businesses, many of which uncertainties and complications are beyond the Company's control. These include, but are not limited to, unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. There can be no assurance that the Company will successfully develop and commercialize any products, generate any revenues or ever achieve profitable operations.

TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT

The technologies and products that the Company is seeking to develop are in the early stages of research and development, require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. These risks include the possibility that any or all of the Company's proposed products will be found to be ineffective or unsafe, that the products once developed, although effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing the products or that third parties market a superior or equivalent product or that the Company will be unable to secure a meaningful patent position for its products. See "Uncertainty Regarding Patents and Proprietary Rights." The results of initial pre-clinical and clinical testing of the Company's current and proposed products under development are neither necessarily predictive of results that will be obtained from more extensive pre-clinical and clinical testing nor necessarily acceptable to the FDA or other similar foreign agencies to support applications for marketing permits.

The Company is unable to predict whether the research and development activities it is funding will result in any commercially viable products or applications. Further, due to the extended testing required before marketing clearance can be obtained from the FDA or similar foreign agencies, the Company is not able to predict with any certainty, when, if ever, it will be able to commercialize any of its proposed products.

The market for biotechnology products in general, and for cancer immunotherapies such as the AC Vaccine(TM) technology and other possible future products, in particular, are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to develop and commercialize its existing product technologies and to develop new products. There can be no assurance that the Company will successfully complete the development of its existing product technologies or of any future product or that the Company's current or future products will achieve market acceptance. Any delay or failure of M-Vax(TM), O-Vax(TM), or any future product that the Company may develop, in achieving market acceptance would materially and adversely affect the Company's business. In addition, there can be no assurance that products or technologies developed by others will not materially render the Company's existing or future products or technologies non-competitive or obsolete.

This Report includes estimates by the Company of the number of patients with a particular type of cancer or other diseases, the number of patients who were administered a particular vaccine or drug and the number of patients who received or might have been candidates for a particular type of treatment. There can be no assurance that such estimates accurately reflect the true market or the extent to which any of the Company's products, if successfully developed, will actually be used by patients. Furthermore, even if patient use occurs, there can be no assurance that any future sales of its products will be profitable. Failure of the Company to successfully develop, obtain regulatory approval for, introduce and market M-Vax(TM), O-Vax(TM), and possible future products would have a material adverse effect on the Company.

GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVAL

The proposed products of the Company will be subject to very stringent federal, state and local government regulations, including the Federal Food, Drug and Cosmetic Act, and its state and local counterparts. Similar regulatory frameworks exist in certain other countries where the Company may consider marketing its products. To date, TJU and Dr. David Berd, the inventor of the AC Vaccine technology, have conducted the ongoing clinical trials at TJU pursuant to an FDA-approved physician sponsored Investigational New Drug Application ("IND"). The Company met earlier with the FDA to discuss the clinical results obtained with M-Vax, the use of such results in support of the submission of a Company-sponsored IND to the FDA, which has now been activated by the FDA. Prior to marketing M-Vax(TM), O-Vax(TM) or any other possible product the Company may develop, such product must undergo an extensive regulatory approval process. Any denials or delays in obtaining requisite approvals would be likely to have a material adverse effect on the Company.

The regulatory process includes extensive pre-clinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years and require the expenditure of substantial capital and other resources. In the U.S., clinical trials are stringently regulated by the FDA, and the FDA may suspend clinical trials at any time if it determines that patients are being exposed to an unreasonable health risk, or for certain other reasons. Delays or denials of marketing approval are encountered regularly due to the submission of unacceptable or incomplete data as deemed by the FDA or other similar regulatory agency, or due to regulatory policy for product approvals. In addition, new government regulations may be established that could delay or prevent regulatory approval of the Company's products under development. These delays may be encountered both domestically and abroad. There is no assurance that even after clinical testing, regulatory approval will ever be obtained. If regulatory approval is obtained, the uses for which any products may be marketed will be limited to specific indications. Following regulatory approval, if any, a marketed product and its manufacturer are subject to continual regulatory review and periodic inspections. In the U.S., the Company would be required to comply with FDA requirements for manufacturing, labeling, advertising, record keeping and reporting of adverse experiences and other information. In addition, the Company would be required to comply with federal and state health care anti-kickback laws and other health care fraud and abuse laws that pertain to the marketing of pharmaceuticals. Failure to comply with regulatory requirements could subject the Company to administrative or judicial enforcement actions, including product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse affect on the Company. Development and marketing of the Company's products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials, marketing approval, manufacturing and pricing. Failure to comply with these requirements could result in enforcement actions or penalties or could delay introduction of the Company's products in certain countries.

Failure of the Company to obtain and maintain regulatory approval of its proposed products, processes or facilities would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, many academic institutions and companies doing research in the field of cancer immunotherapy are using a variety of approaches and technologies. Any adverse results obtained by such researchers in pre-clinical or clinical studies, even if not directly or indirectly related to the Company's potential products or approaches, could adversely affect the regulatory environment for immunotherapy or other biotechnology products generally, and possibly lead to delays in the approval process for the Company's potential products.

DEPENDENCE ON OTHERS FOR CLINICAL DEVELOPMENT AND MARKETING OF PHARMACEUTICAL PRODUCTS

The Company is presently dependent upon TJU, Rutgers and Texas A&M for substantial all of the Company's current research and clinical development of its products. Additionally, the Company currently does not have the resources to directly market or sell M-Vax(TM), O-Vax(TM)or any products it may develop in the future. The Company anticipates that it may in the future seek to enter into collaborative agreements with pharmaceutical, or other biotechnology companies, for the development of, clinical testing of, seeking of regulatory approval for, and marketing of, certain of its products. Accordingly, the Company is and is likely to continue to be dependent on others for, and may have only limited control over, clinical development and marketing and selling of its products. The inability of the Company to enter into third party distribution, marketing and selling arrangements for the Company's anticipated products would have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to enter into any arrangements for the marketing, or selling of its products.

The Company anticipates that it may in the future seek to enter into collaborative agreements with pharmaceutical, or other biotechnology companies, for the development of, clinical testing of, seeking of regulatory approval for, and manufacturing, marketing and commercialization of, certain of its products. The Company may in the future grant to its collaborative partners, if any, rights to license and commercialize any pharmaceutical products developed under these collaborative agreements and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Although the Company believes that such collaborative partners might have an economic motivation to commercialize the pharmaceutical products they may license, the amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. There can be no assurance that the Company will be successful in establishing any collaborative arrangements, or that, if established, such future partners will be successful in commercializing products or that the Company will derive any revenues from such arrangements.

DEPENDENCE ON LICENSES AND SPONSORED RESEARCH AGREEMENTS

The Company relies heavily on third parties for a variety of functions, including certain functions relating to research and development. As of March 3, 1999, the Company had only thirteen employees. The Company is party to several license and research agreements which place substantial responsibility on the Company's licensors for research and clinical development of its products and technologies.

In particular, the Company is dependent upon the TJU License as the basis of its proprietary AC Vaccine(TM) technology and is dependent upon a sponsored research agreement with TJU for research and development efforts in connection therewith. Pursuant to the TJU License, the Company is obligated to pay an up-front license fee, to use due diligence in developing and bringing products to market and to make certain payments upon the achievement of certain milestones. The Company is also obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, is responsible for the costs of filing and prosecuting patent applications and maintaining issued patents. In addition, the Company is required to invest a minimum amount per year in the AC Vaccine(TM) technology as well as sponsored research at TJU. The Company is similarly dependent upon the Rutgers License and Texas A&M License for certain of its technology, and has financial and other obligations thereunder (and under its related sponsored research agreements with each of Rutgers and Texas A&M) that are similar to those under the TJU agreements.

If the Company does not meet its financial, development, or other obligations in a timely manner under its license agreements or related sponsored research agreements, the Company could lose the rights to its proprietary technology or the right to have its licensors and others conduct its research and development efforts, any of which could have a material adverse effect on the Company. TJU has the right to terminate the TJU research and development agreement on 30 days' written notice if it becomes unable for any reason to complete the Study.

LIMITED MANUFACTURING FACILITIES

In order to successfully commercialize its product candidates, the Company must be able to manufacture its products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner, or contract with a third party to manufacture products on behalf of the Company. The manufacture of the types of biopharmaceutical products that are likely to be developed by the Company present several risks and difficulties. For example, the manufacture of M-Vax(TM), O-Vax(TM) and other compounds the Company may develop for use in the Company's current and future products and technologies may be difficult to scale-up when large scale production is required and can be subject to delays, inefficiencies and poor or low yields of quality products. The Company may also be subject to risks relating to the expense, or unavailability of, products and compounds manufactured or sold by third parties that are required for use on a comparative basis in clinical trials and studies for the Company's products. There can be no assurance that the Company will be able to procure such products and compounds at an acceptable cost or in sufficient quantities without delays or other adverse effects upon the Company's development programs.

The Company currently has interim manufacturing capacity at TJU and is completing the construction of a manufacturing facility in Pennsylvania. The TJU facility has been reasonably adequate to support the clinical programs to date, and the new Pennsylvania facility is expected to be adequate to support the planned clinical trial programs. The new Pennsylvania facility, however, has not yet received FDA licensure as a pharmaceutical manufacturing facility, and there can be no assurance that the licensure will be obtained.

While the Company is in the process of establishing a new manufacturing facility, such endeavor will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. There can be no assurance that the Company will be able to successfully establish such a facility, hire such personnel or successfully manufacture products for sale at competitive prices.

These existing facilities (even after licensure of the Pennsylvania facility and commencement of manufacturing there) likely will not be sufficient to produce sufficient quantities of M-Vax(TM) or other products if M-Vax(TM) or any other product reaches commercialization. Accordingly, the Company anticipates that it will either expand its current facilities, build an additional facility or facilities or contract with third parties to assist with production. There can be no assurance that the Company will be able to obtain from a third party a satisfactory manufacturing arrangement or that the third party will manufacture adequate supplies in a timely fashion for commercialization, or that commercial quantities of any such products, if approved for marketing, will be available from contract manufacturers at acceptable costs. If the Company seeks to establish a full-scale commercial manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive regulations applicable to that facility.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

The biotechnology industry places importance on obtaining patent and trade secret protection for new technologies, products and processes. Also, particularly in the case of biological therapies, additional protection may be afforded by the regulatory approval process. The success of the Company will depend in substantial part on its ability, or the ability of its current licensors and on the ability of its potential future licensors, if any, to obtain and defend patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The patent position of firms relying upon biotechnology is highly uncertain and involves complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents or the degree of protection afforded under those patents.

More specifically, the Company relies on TJU's issued patent for its proprietary patent rights in the AC Vaccine(TM) technology and may rely on certain United States patents and pending patent applications, as well as a pending foreign Patent Cooperation Treaty ("PCT") application, relating to various aspects of its present and future products and processes. The patent application and issuance process can be expected to take several years and could entail considerable expense to the Company, as it may be responsible for such costs under the terms of any technology agreements. There can be no assurance that patents will issue as a result of any applications or that existing patents and any patents resulting from such applications, will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that any issued patents will be enforceable and will not be subject to reexamination or reissue, or challenged, invalidated, or circumvented. There can be no assurance that the rights granted thereunder will provide competitive advantages to the Company. The commercial success of the Company will also depend upon avoiding infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties. As a result, the Company cannot be certain that its licensors were the first to make inventions covered by its patents and patent applications.

If a third party has filed a patent application relating to an invention claimed in a Company or licensor patent application, the Company or its licensor may be required to participate in an interference proceeding in the United States Patent and Trademark Office to determine priority of the invention, which could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties at an undeterminable cost or to cease using the technology. In addition to patent litigation and interference, a third party may at some time seek to have a patent of the Company reexamined in the Patent Office on the basis of prior art. The Company, or a licensor of the Company, may also at some time seek reexamination, or reissue, of a Company patent.

The Company has submitted an application for reissue for the purpose of strengthening the TJU patent in light of a prior art reference which may have a material adverse impact on that patent. The prior art reference relates to the publication, slightly more than one year prior to the filing of the patent, of an abstract for an oral presentation given by the inventor of the AC Vaccine(TM) technology. Although the Company believes that there is a sound basis for this reissue application, there can be no assurance that a patent will issue from the application, or that any such patent will be enforceable and will not be challenged, invalidated, or circumvented. In connection with the application for re-issuance, the Company may seek to have the patent's claims modified to reconcile such claims with the prior art reference. There can be no assurance that the validity or enforceability of the Company's patents and its applications, if issued, would be upheld by a court. In the absence of an enforceable patent, the Company may rely upon significant regulatory barriers to competition. The Company has been notified of U. S. Patent No. 5,484,596 to Hanna et al. The Company has studied this patent and has concluded that no license is required. While no other patent that could be potentially infringed by manufacture, use or sale of the Company's product candidates has come to the attention of the Company, the Company's product candidates are still in the development stage, and neither their formulations nor their method of manufacture have been finalized. Thus, there can be no assurance that the manufacture, use, or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company, or that the Company will prevail in any patent litigation. Litigation may be necessary to defend or enforce the Company's patent and license rights, or to determine the scope and validity of others' proprietary rights. Defense and enforcement of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company and can result in the diversion of substantial resources from the Company's other activities. There can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents, is found liable for infringement, or is not able to have them declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products or methods of treatment covered by such patents, any of which could have a material adverse effect on the Company's business, results of operation and financial condition.

In its product development activities, the Company relies substantially on certain technologies which are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed, or discovered by competitors. If the Company's employees, scientific consultants or collaborators develop inventions, or processes, independently that may be applicable to the Company's product candidates, disputes may arise about ownership of propriety rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company. Certain of the Company's patents are directed to inventions developed within academic institutions (from which the Company earlier acquired rights to such patents) with funds from United States government agencies. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects as required by law or agreements with the funding agency. Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property rights is uncertain.

CONDUCTING BUSINESS ABROAD

To the extent the Company conducts business outside the United States, it may do so through licenses, joint ventures, or other contractual arrangements for the development, manufacturing and marketing of its products. No assurance can be given that the Company will be able to establish foreign operations successfully through such a plan, or that foreign applications will avoid opposition and be approved. No assurance can be given that the foreign coverage will be available or that the manufacturing and marketing of its products through such licenses, joint ventures, or other arrangements will be commercially successful. The Company might also have greater difficulty obtaining proprietary protection for its products and technologies outside the United States and enforcing its rights in foreign courts.

For clinical investigation and marketing outside the United States, the Company also is subject to any applicable foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the EU. Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, any applicable foreign marketing authorizations are applied for at a national level, although with the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. Any applicable foreign regulatory approval process includes, at least, all of the risks associated with FDA approval set forth above. The Company could possibly have greater difficulty in obtaining any such approvals and also might find it more difficult to protect its intellectual property abroad.

DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS

The Company is highly dependent upon its officers and directors, as well as its Scientific Advisory Board members, consultants and collaborating scientists. Except for its 13 employees, each of the Company's directors, advisors and consultants devotes only a portion of his or her time to the Company's business and for the most part are involved with other substantially full-time activities. The loss of certain of these individuals, including Jeffrey M. Jonas, M.D., the Company's President and Chief Executive Officer, could have a material adverse effect on the Company unless the Company could promptly hire qualified replacements. The Company maintains a key-man life insurance policy on Dr. Jonas in the amount of only $3 million. Although the Company has entered into letters of employment with many of its full-time employees, officers and consultants, such letters of employment do not contain provisions which would prevent any of them from resigning at any time.

Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of the Company's activities, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing personnel, or to attract additional qualified employees and such failure likely would have a material adverse effect on the Company.

COMPETITION

The Company's proposed cancer immunotherapy business is characterized by intensive research efforts and intense competition. Many companies, research institutes, hospitals and universities are working to develop products and processes in the Company's fields of research. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company and include, among others, Schering Plough Corporation, Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson. Certain of these companies have experience in undertaking testing and clinical trials of new or improved products similar in nature to that which the Company is developing. In addition, certain competitors have already begun testing similar compounds or processes and may introduce such products or processes before the Company. Accordingly, other companies may succeed in developing products earlier than the Company or that are more effective than those proposed to be developed by the Company. Further, it is expected that competition in the Company's field will intensify. There can be no assurance that the Company will be able to compete successfully against these Companies.

PRODUCT LIABILITY RISKS

If the Company develops and markets any products, the marketing of products may expose the Company to product liability claims. Although the Company presently carries product liability insurance, there can be no assurance that the insurance will protect the Company against all claims of product liability or that adequate insurance coverage will be available in the future in sufficient amounts, or at a reasonable cost. The Company may be required to indemnify its licensors or persons with whom the Company establishes a marketing, manufacturing or other collaborative arrangement against product liability claims incurred as a result of the products developed by the Company.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MEASURES

The revenues and profitability of pharmaceutical and biotechnology products and companies may be affected by efforts of governmental and third party payors to contain, or reduce the costs of health care through various means. For example, in certain foreign markets, pricing, or profitability of prescription pharmaceuticals is subject to government control. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. The United States Congress continually considers a number of legislative and regulatory reforms that may affect companies engaged in the health care industry in the United States. Pricing constraints on the Company's products, if approved, could have a material adverse effect on the Company. Although the Company cannot predict whether these proposals will be adopted or what effects such proposals may have on its business, the mere existence of such proposals could have a material adverse effect on the Company. In addition, the Company's ability to commercialize potential pharmaceutical and biotechnology products may be adversely affected to the extent that such proposals have an adverse effect on possible reimbursement rates for or pricing of those products.

In addition, in the United States and elsewhere, sales of medical products and services are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available, or will be sufficient to allow the Company to sell its products on a competitive basis.

NO ASSURANCE OF IDENTIFICATION OF ADDITIONAL PROJECTS; CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST

The Company is engaged primarily in the development and commercialization of the AC Vaccine(TM) technology, as well as the potential anti-cancer and anti-infective technology licensed under the Rutgers License and the potential anti-cancer technology licensed under the Texas A&M License. If and when the Company's resources allow, the Company may explore the acquisition, development and commercialization of additional biomedical and pharmaceutical products and technologies. There can be no assurance, however, that the Company will be able to identify any additional products or technologies and, even if suitable products or technologies are identified, there can be no assurance that the Company will have sufficient resources at that time to acquire the rights to additional products or technologies.

One director of the Company is an officer of Paramount Capital Investments, LLC. Paramount Capital Investments, LLC, is a merchant bank specializing in biotechnology companies. In the regular course of its business, Paramount Capital Investments, LLC, identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Paramount Capital Investments, LLC, nor any other person is obligated under any agreement or understanding with the Company to make any additional products or technologies available to the Company, and there can be no assurance or expectation that any biomedical or pharmaceutical product or technology identified by Paramount Capital Investments, LLC, or any other person in the future will be made available to the Company. In addition, certain of the officers, directors, consultants and advisors to the Company serve as officers, directors, consultants or advisors to other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company.

CONTROL BY CURRENT OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS

The Company's directors, executive officers and principal stockholders have voting power over approximately 33% of the outstanding shares of Common Stock (assuming full conversion of the Series B and C Convertible Preferred Stock). Accordingly, the Company's executive officers, directors, principal stockholders and certain of their affiliates have the ability to exert substantial influence over the direction and policies of the Company and, if they choose to act in concert, the election of the Company's Board of Directors and the outcome of issues submitted to the Company's stockholders.

VOLATILITY OF STOCK PRICE

The market price of the Common Stock, like that of many other development-stage pharmaceutical or biotechnology companies, may be highly volatile. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, disclosure of results of pre-clinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of any products developed by the Company and general conditions may have a significant effect on the market price of the Common Stock. Also, the trading price of the Common Stock may respond to quarterly variations in operating results, announcements of innovations or new products by the Company or its competitors and other events or factors, including the sale or attempted sale of a large amount of Company securities into the market. In addition, general market fluctuations may adversely affect the market price of the Common Stock.

POTENTIAL ADVERSE EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE

The Company presently has an effective Registration Statement on Form S-3 for the resale of approximately 527,000 shares of Common Stock. In conjunction with the March 1, 1999, sale of approximately 101,300 shares of Series C Convertible Preferred Stock of the Company (the "Series C Preferred Stock"), the Company agreed to register approximately 3,964,716 shares of Common Stock underlying the Series C Preferred Stock (and underlying warrants issued in conjunction with the issuance of the Series C Preferred Stock) by September 1, 1999. The Company expects to complete the registration of those additional shares of Common Stock before the September 1, 1999 deadline. Additionally, the Company is required to maintain the effectiveness of the registration of the new shares of Common Stock for up to three years after the effectiveness of the registration statement. The presence of an effective registration statement for such a significant number of shares of Common Stock and for such a substantial period of time may have an adverse effect on the market price for the Common Stock. Similarly, the sale of shares of Common Stock under that registration statement (or the sale of restricted stock held by affiliates of the Company in reliance on SEC Rule 144) may have an adverse effect on the market price for the Common Stock.

LIMITED PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

The Common Stock is listed for quotation on the Nasdaq SmallCap Market. The average daily trading volume in the Common Stock varies significantly, and there can be no assurance that there will be an active trading market for the Common Stock at the time any stockholder desires to sell. The absence of an active trading market would reduce the liquidity of an investment in the Common Stock. To the extent that brokerage firms act as market makers, they may be a dominating influence in the market for the Common Stock, and the degree of participation by such firms may significantly affect the price and liquidity of the Common Stock. These firms may discontinue market making activities at any time. The prices at which the Common Stock may be offered in the market will be determined by these firms and the purchasers and sellers of the Common Stock, based in part on market factors, and may not necessarily relate to the Company's assets, book value, results of operations, or other established and quantifiable criteria of value. The trading price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company, or its competitors, and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many biotechnology companies and that often has been unrelated to the performance of those companies. These broad market fluctuations may affect adversely the market price of the Common Stock.

UNCERTAINTY OF CONTINUED LISTING ON NASDAQ SMALLCAP MARKET; MARKET ILLIQUIDITY

Although the Common Stock is listed on the Nasdaq SmallCap Market, the Nasdaq has adopted stricter continuing listing criteria for the SmallCap Market in 1997, which the Company is required to meet. Accordingly, continued inclusion of the Common Stock on the Nasdaq SmallCap Market pursuant to the recently adopted stricter standards requires that: (i) the Company have net tangible assets of $2,000,000, or a market capitalization of $35 million or more, or net income in two of the three most recent fiscal years of at least $500,000; (ii) the Company's public float have a market value of at least $1 million and a public float of at least 500,000 shares; (iii) the minimum bid price for the Common Stock be at least $1.00 per share; (iv) the Common Stock have at least two active market makers and be held of record by at least 300 shareholders and (v) the Company adhere to certain corporate governance provisions. While the Company presently meets these listing criteria, there can be no assurance that the Company will continue to satisfy the requirements for maintaining a listing of the Common Stock on the Nasdaq SmallCap Market.

If the Company is unable to satisfy the continuing listing requirements, the Common Stock may be delisted from the Nasdaq SmallCap Market. In that event, trading, if any, in the Common Stock would thereafter probably be conducted on the OTC Bulletin Board, or in the over-the-counter market through the National Quotation Bureau (the "pink sheets") and the Company would again be required to comply with the Nasdaq SmallCap Market's initial listing criteria in order to have the Common Stock re-approved for listing and quotation thereon. Consequently, the liquidity of the Common Stock could be impaired materially and adversely, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and media coverage of the Company, which could result in lower prices for the Common Stock than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Common Stock.

RISKS OF LOW-PRICED STOCK; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMMON STOCK

The Exchange Act requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission's regulations generally define a penny stock as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the Nasdaq SmallCap Market, subject to certain trade reporting requirements, and any equity security issued by an issuer that meets certain net tangible asset tests. The penny stock rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Although the penny stock rules do not presently apply to the Common Stock, there can be no assurance that the trading in the Common Stock will not be subject to the penny stock rules in the future, in which case the market liquidity for such securities could be materially and adversely affected.

In addition, if the Common Stock fails to meet certain minimum market price, net tangible asset or the annual revenue tests, but is quoted on the OTC Bulletin Board, then trading in the Common Stock would be subject to additional Commission rules, which may affect the ability of broker-dealers to make a market in the Common Stock and may affect the ability of holders of Common Stock to sell in the secondary market.

ANTITAKEOVER EFFECTS OF PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND DELAWARE LAW

The Company's Articles of Incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock, par value $.01 per share, of which 300,000 shares are authorized for issuance as shares of Series B Preferred Stock, of which approximately 103,814 shares are issued and outstanding as Series B Preferred Stock, and 120,000 shares are authorized for issuance as shares of Series C Preferred Stock, of which 101,300 shares are issued and outstanding. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the new series of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any additional shares of its preferred stock, other than those already authorized for issuance, there can be no assurance that the Company will not do so in the future.

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

RIGHTS OF PREFERRED STOCKHOLDERS

The holders of the Series B Preferred Stock and the Series C Preferred Stock have certain rights that are superior to the rights of holders of the Common Stock, including particularly a liquidation preference over the Common Stock. In addition to the normal liquidation preference for the preferred stock (which entitles each share to receive $135.00 and $100.00 for the Series B and Series C, respectively, in cash or securities prior to any distributions to the holders of the Common Stock), the Series C Preferred Stock holders are entitled to additional rights if the Company ceases to exist by virtue of a merger in which the Company is not the surviving corporation or if shares of Common Stock is acquired constituting greater than 50% of the voting power of the Company. In that event, the holders of the Series C Preferred Stock are entitled to both (1) the $100.00 liquidation preference per share of Series C Preferred Stock, and
(2) the consideration per share of Common Stock otherwise to be received in the transaction assuming all of the Series C Preferred Stock had been converted into Common Stock immediately prior to the transaction. These rights of the Series C Preferred Stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise receive if the shares of Series C Preferred Stock were converted into Common Stock prior to the merger transaction. The holders of the Common Stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if no Series C Preferred Stock were outstanding.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. As a result, those computer programs having date-sensitive software would recognize a date with the year "00" as the year 1900 rather than the year 2000. Systems that calculate, compare, or sort using the incorrect date may malfunction.

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

The Company has made inquiries of suppliers and parties with whom it has significant business relationships regarding compliance with Year 2000 issues. These include a clinical processing site at TJU, various other clinical sites and certain financial institutions, such as commercial banks. The Company has been informed by TJU that TJU will be Year 2000 compliant insofar as the Company is concerned before the end of the year. Specifically, clinical trial information that is maintained at TJU is on a standalone computer system. The software used to monitor clinical trial information will be upgraded to a Year 2000 compliant version during 1999.

To date, the Company is not aware of any financial institution or other third party with a Year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. The Company has also been advised by its financial institutions that it will receive certifications confirming that the computer systems of these institutions are Year 2000 compliant.

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

ITEM 2. Description of Properties

The Company's executive offices are located at 4520 Main, Suite 930, Kansas City, Missouri 64111. The Company currently leases 4,100 square feet of office space for a monthly lease cost of $8,100.

In February, 1998 the Company leased a facility at 2000 Hamilton Street, Philadelphia, Pennsylvania 19103, for the construction and development of its clinical manufacturing facility. The facility consists of approximately 11,900 square feet of which approximately 9,300 square feet will be utilized for manufacturing development while the remaining 2,600 square feet will be used for office space. The Company has options for additional space which become available from August, 1999 through May, 2002. Monthly rental on the facility is approximately $10,400.

In 1997 the Company designed and developed a class 10,000 clean room at TJU for the production of AC Vaccines, which the Company believes is adequate to support the multi-center pivotal registration trial for M-Vax(TM). Completion of the Company's clinical programs and commercial manufacturing, however, is dependent upon the Company's ability to establish additional Good Manufacturing Practice ("GMP") facilities which will be needed for compliance with certain regulatory standards promulgated by the FDA. To that end, the Company is completing construction of its GMP manufacturing facility in Philadelphia. It is anticipated that the facility will be on-line in April of this year. While management of the Company anticipates that this facility will be established in a timely manner, there can be no assurance of the adequacy of this manufacturing facility or of FDA licensure of this facility. Delays in either manufacturing capability or regulatory approval could delay completion of these studies and could have a material adverse effect on the Company.

ITEM 3. Legal Proceedings

The Company's application for a federal trademark registration for the name AVAX has been opposed by a third party. This opposition proceeding concerns the right of the Company to obtain a federal trademark registration in the United States Patent & Trademark Office for the name AVAX. Although the Company believes there is a sound basis for denial of the opposition and allowance of its application to register the name AVAX, there can be no assurance that the Company will prevail in this proceeding. There is also no assurance that the Company will desire, or be able to continue to use the name AVAX at some future time. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

The Company is not aware of any other pending or threatened legal actions which, in the opinion of management, based on known information, is likely to have a material adverse effect on the Company's business.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

AVAX TECHNOLOGIES, INC.

                                     PART II

ITEM 5. Market For Common Equity And Related Stockholder Matters

The Common Stock was publicly traded on the OTC Bulletin Board from December 19, 1996 through July 9, 1997. Since July 10, 1997, the Common Stock has been listed for quotation on the Nasdaq SmallCap Market under the symbol "AVXT". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock, as reported by the National Quotation Bureau or Nasdaq, for the quarters presented. Certain of the prices set forth below may represent inter-dealer quotations, without adjustment for markups, markdowns and commissions and may not reflect actual transactions.

                 -----------------------------------------------------------

                                                           High        Low
                 -----------------------------------------------------------
                 Fiscal year ended December 31, 1998
                   First quarter                        $ 4 11/16    $3 5/8
                   Second quarter                         5 3/4       2 7/16
                   Third quarter                          2 29/32     1 7/16
                   Fourth quarter                         2 3/4       1
                 -----------------------------------------------------------
                 Fiscal year ended December 31, 1997
                      First quarter                     $ 6 3/4      $5 1/2
                      Second quarter                      5 7/8       4 1/4
                      Third quarter                       5 3/8       4
                      Fourth quarter                      4 1/2       3 1/2
                 -----------------------------------------------------------

The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on March 3, 1999 was $ 3.75 per share. At March 3, 1999, there were 10,238,640 shares of Common Stock outstanding, which were held by approximately 800 stockholders of record.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

GENERAL

Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $13,358,277 as of December 31, 1998. The Company expects to incur increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax(TM), O-Vax, and other pre-clinical studies and clinical trials for other products that may arise from the AC Vaccine(TM) technology and from the compounds licensed from Rutgers and Texas A&M and other products that it may acquire or develop.

The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax(TM) and O-Vax(TM), products do not currently generate revenue and the Company does not expect to achieve revenues from these, or other products, for the foreseeable future. Moreover, there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax(TM), O-Vax(TM),, or any other products that it may develop.

PLAN OF OPERATION

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine(TM) technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue substantial research and development of the AC Vaccine(TM) technology, including, without limitation, pivotal registration clinical trials on M-Vax(TM), the Company's lead AC Vaccine(TM) technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung, renal cell and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is treating post-surgical stage 3 patients in its Phase I/II clinical trial of O-Vax(TM),, its AC Vaccine(TM) for ovarian cancer and intends to initiate a multi-center Phase II trial during 1999. It is expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources. See Item 1-- "Description of Business--Technology Applications and Product Candidates," "Research and Development" and "Manufacturing and Marketing."

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

While there can be no assurance, the Company may acquire additional products and technologies during the next 12 months, which may or may not be in the cancer immunotherapy field. Should the Company acquire additional products or technologies, it is anticipated that such additional products or technologies will require substantial resources for research, development and clinical evaluation. Although the Company completed a $10.1 million private placement of preferred stock on March 1, 1999, there can be no assurance that the Company will be able to obtain the additional financing necessary to acquire and develop additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which would or could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In that event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail significantly its activities or cease operations.

During the last 12 months, the Company's research and development expenses increased from $2.4 million to $4.0 million, while general and administrative expenses decreased from $2.7 million to $2.5 million. The increases in the research and development expenses relate primarily to the progress made in advancing M-Vax(TM) into a pivotal registration trial, while also beginning clinical testing and evaluation of O-Vax(TM),. In addition, the Company increased development spending on the topoisomearse inhibitors and anti-estrogen technologies in preparation for advancing these technologies into the clinic. General and administrative expenses decreased slightly due to the non-recurrence in 1998 of registration expenses incurred in 1997, offset to some degree by the hiring of additional staff and management personnel in 1998. The Company anticipates that, over the next 12 months, research and development expenses will continue to increase substantially, particularly as development proceeds with the AC Vaccine(TM) and the Rutgers and Texas A&M Compounds.

Also, during the past 12 months, the Company hired eight new employees and it anticipates that over the next 12 months it may hire additional new employees, particularly in connection with the establishment of the new facility for the manufacture of the AC Vaccine(TM) products. The timing and cost of hiring any additional employees or the establishment of any such facility may vary depending on need and currently cannot be predicted with any certainty.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 1999 the Company completed a private placement of 101,300 shares of Series C Convertible Preferred Stock to a group of accredited investors. The net proceeds from the offering, approximately $9.4 million, will be used by the Company to fund its future operations. Had the private placement been completed at December 31, 1998, the Company would have had cash and cash equivalents of approximately $19.1 million, which the Company's management presently estimates will be sufficient to fund operations (as presently conducted and with planned expansions of research and development in 1999) for the next 18-26 months. Changes in the Company's research and development plans, which are under constant revision, could dramatically alter the time period during which current cash resources of the Company will cover anticipated future operating losses.

The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. Because the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations for the next 18-26 months. Because the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

None noted.

ITEM 7. Financial Statements

The Company's consolidated financial statements appear following Item 13 of this Report. See Financial Statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                             AVAX TECHNOLOGIES, INC.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(A) of the Exchange Act

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 10. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b)   Reports On Form 8-K

Three reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998. One report was filed on October 20, 1998, announcing the Company's results for the quarter ended September 30, 1998. The second report was filed on October 27, 1998 relating to a press release of October 27, 1998 announcing the Company's initiation of its fifteenth clinical site for the M-Vax(TM) pivotal registration trial. A third report was filed on December 14, 1998 related to a press release filed on December 14, 1998, related to the Company being invited to present an initial talk at the National Cancer Institutue-FDA sponsored workshop on the regulation of new cancer vaccines. M-Vax(TM)

                              Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)

                     Years ended December 31, 1998 and 1997
                      and the period from January 12, 1990
                      (Incorporation) to December 31, 1998
                       With Report of Independent Auditors

                             AVAX Technologies, Inc.
                          (a development stage company)

                              Financial Statements

Years ended December 31, 1998 and 1997 and for the period from January 12, 1990
                      (Incorporation) to December 31, 1998

                                    Contents

Report of Independent Auditors...............................................F-1

Financial Statements

Balance Sheet as of December 31, 1998........................................F-2
Statements of Operations for the years ended December 31, 1998 and 1997 and for the period from January 12, 1990 (incorporation)
  to December 31, 1998 ......................................................F-3
Statements of Stockholders' Equity (Deficit) for the years ended December
  31, 1998 and 1997 and for the period from January 12, 1990 (incorporation)
  to December 31, 1998.......................................................F-4
Statements of Cash Flows for the years ended December 31, 1998 and 1997 and for the period from January 12, 1990 (incorporation) to
  December 31, 1998..........................................................F-6
Notes to Financial Statements................................................F-8

                         Report of Independent Auditors

The Board of Directors and Stockholders
AVAX Technologies, Inc.

We have audited the accompanying balance sheet of AVAX Technologies, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997, and for the period from January 12, 1990 (incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVAX Technologies, Inc. at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from January 12, 1990 (incorporation) to December 31, 1998 in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young, LLP
                                        ----------------------------------------
                                        Ernst & Young LLP

Kansas City, Missouri
January 20, 1999

                             AVAX Technologies, Inc.
                          (a development stage company)

                                  Balance Sheet
                                                                    December 31,
                                                                        1998
                                                                   -------------
Assets
Current assets:
  Cash and cash equivalents                                        $    344,940
  Marketable securities                                               9,377,678
  Prepaid expenses and other current assets                             230,701
                                                                   ------------
Total current assets                                                  9,953,319
Property, plant and equipment at cost  (Note 8)                       1,225,891
  Less accumulated depreciation                                          35,477
                                                                   ------------
Net property, plant and equipment                                     1,190,414
                                                                   ------------
Total assets                                                       $ 11,143,733
                                                                   ============

Liabilities and stockholders' equity Current liabilities:
  Accounts payable and accrued liabilities
  (Note 5)                                                         $    886,646
                                                                   ------------
Total current liabilities                                               886,646
Commitments and contingencies (Note 7)
Stockholders' equity (Notes 3, 4, and 7):
 Preferred stock, $.01 par value:
   Authorized shares - 5,000,000,
     including Series B - 300,000 shares
   Series B convertible preferred stock:
     Issued and outstanding shares - 112,689
       (liquidation preference - $15,213,015)                             1,127
 Common stock, $.004 par value:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 10,007,119                            40,028
  Additional paid-in capital                                         23,999,855
  Subscription receivable                                                  (422)
  Deferred compensation                                                (425,224)
  Deficit accumulated during the development stage                  (13,358,277)
                                                                   ------------
Total stockholders' equity                                           10,257,087
                                                                   ------------
Total liabilities and stockholders' equity                         $ 11,143,733
                                                                   ============

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)

                            Statements of Operations

                                                                   Period from
                                                                   January 12,
                                                                      1990
                                                                 (Incorporation)
                                                    Year ended         to
                                                   December 31,    December 31,
                                       1997            1998           1998
                                   --------------------------------------------
Gain from sale of
  the Product (Note 2)             $         --    $         --    $  1,951,000

Costs and expenses:
  Research and
   development                        2,448,976       4,019,143       8,820,428
  Marketing and selling                      --              --         543,646
  General and
   administrative                     2,724,007       2,516,215       8,078,359
                                   --------------------------------------------
Total operating loss                 (5,172,983)     (6,535,358)    (15,491,433)

Other income (expense):
  Interest income                     1,057,460         697,228       2,633,681
  Interest expense                     (150,602)             --        (646,293)
  Other, net                                 --              --         145,768
                                   --------------------------------------------
Total other income, net                 906,858         697,228       2,133,156
                                   --------------------------------------------

Net loss                             (4,266,125)     (5,838,130)    (13,358,277)
Amount payable for
  liquidation preference                     --              --      (1,870,033)
                                   --------------------------------------------
Net loss attributable to
  common stockholders              $ (4,266,125)   $ (5,838,130)   $(15,228,310)
                                   ============================================

Net loss per common share -
  basic                            $      (1.14)   $       (.87)
                                   ============================

Weighted average number
  of common shares
  outstanding                         3,750,440       6,731,210
                                   ============================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                  Statements of Stockholders' Equity (Deficit)


                                                 Series A              Series B
                                               Convertible            Convertible
                                             Preferred Stock        Preferred Stock             Common Stock          Additional
                                        --------------------------------------------------------------------------      Paid-In
                                          Shares        Amount     Shares     Amount        Shares        Amount        Capital
                                        ------------------------------------------------------------------------------------------
Issuance of common stock for
   services in January 1990                    --     $      --        --     $    --       582,500    $     2,330    $       920
Net loss                                       --            --        --          --            --             --             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1990                   --            --        --          --       582,500          2,330            920
   Issuance of common stock for
     services in August 1991                   --            --        --          --       230,000            920          5,830
   Net loss                                    --            --        --          --            --             --             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1991                   --            --        --          --       812,500          3,250          6,750
   Conversion of note payable to
     related party to common stock
     in June 1992                              --            --        --          --        22,913             92        160,465
   Issuance of common stock for
     services in May and June 1992             --            --        --          --       264,185          1,056          6,444
   Issuance of Series A convertible
     preferred stock, net of
     issuance cost in June, July
     and September 1992                 1,287,500        12,875        --          --            --             --      2,258,837
   Net loss                                    --            --        --          --            --             --             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1992            1,287,500        12,875        --          --     1,099,598          4,398      2,432,496
   Issuance of common stock for
     services in July and November
     1993                                      --            --        --          --         8,717             35         24,965
   Net loss                                    --            --        --          --            --             --             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1993            1,287,500        12,875        --          --     1,108,315          4,433      2,457,461
   Issuance of common stock for
     services in July 1994                     --            --        --          --         3,750             15          4,485
   Net loss                                    --            --        --          --            --             --             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1994            1,287,500        12,875        --          --     1,112,065          4,448      2,461,946
   Common stock returned and
     canceled in April and May 1995            --            --        --          --      (307,948)        (1,232)            --
   Shares issued in September and
     November 1995                             --            --        --          --     1,777,218          7,109             --
   Amount payable for liquidation              --            --        --          --            --             --       (738,289)
     preference
   Net income                                  --            --        --          --            --             --             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1995            1,287,500        12,875        --          --     2,581,335         10,325      1,723,657

                                                                                   Deficit
                                                                     Unrealized  Accumulated     Total
                                                                       Loss on    During the  Stockholders'
                                   Subscription        Deferred      Marketable  Development     Equity
                                    Receivable       Compensation    Securities     Stage       (Deficit)
                                   -----------------------------------------------------------------------
Issuance of common stock for
   services in January 1990         $        --        $    --       $    --     $      --    $     3,250
Net loss                                     --             --            --          (889)          (889)
                                   -----------------------------------------------------------------------
Balance at December 31, 1990                 --             --            --          (889)         2,361
   Issuance of common stock for
     services in August 1991                 --             --            --            --          6,750
   Net loss                                  --             --            --       (97,804)       (97,804)
                                   -----------------------------------------------------------------------
Balance at December 31, 1991                 --             --            --       (98,693)       (88,693)
   Conversion of note payable to
     related party to common stock
     in June 1992                            --             --            --            --        160,557
   Issuance of common stock for
     services in May and June 1992           --             --            --            --          7,500
   Issuance of Series A convertible
     preferred stock, net of
     issuance cost in June, July
     and September 1992                      --             --            --            --      2,271,712
   Net loss                                  --             --            --      (607,683)      (607,683)
                                   -----------------------------------------------------------------------
Balance at December 31, 1992                 --             --            --      (706,376)     1,743,393
   Issuance of common stock for
     services in July and November
     1993                                    --             --            --            --         25,000
   Net loss                                  --             --            --    (1,610,154)    (1,610,154)
                                   -----------------------------------------------------------------------
Balance at December 31, 1993                 --             --            --    (2,316,530)       158,239
   Issuance of common stock for
     services in July 1994                   --             --            --            --          4,500
   Net loss                                  --             --            --      (781,221)      (781,221)
                                   -----------------------------------------------------------------------
Balance at December 31, 1994                 --             --            --    (3,097,751)      (618,482)
   Common stock returned and
     canceled in April and May 1995          --             --            --            --         (1,232)
   Shares issued in September and
     November 1995                       (7,109)            --            --            --             --
   Amount payable for liquidation            --             --            --            --       (738,289)
     preference
   Net income                                --             --            --     1,380,571      1,380,571
                                   -----------------------------------------------------------------------
Balance at December 31, 1995             (7,109)            --            --    (1,717,180)        22,568

                             AVAX Technologies, Inc.
                          (a development stage company)
            Statements of Stockholders' Equity (Deficit) (continued)

                                                   Series A                       Series B
                                                  Convertible                   Convertible
                                                Preferred Stock                Preferred Stock          Common Stock
                                        --------------------------------------------------------------------------------------------
                                            Shares          Amount          Shares          Amount          Shares         Amount
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1995              1,287,500    $     12,875              --    $         --       2,581,335    $     10,325
   Repurchase of common stock
     in March 1996                               --              --              --              --         (77,901)           (312)
   Payment of subscription
     receivable                                  --              --              --              --              --              --
   Conversion of Series A
     preferred stock in June 1996        (1,287,500)        (12,875)             --              --         321,875           1,288
   Issuance of common stock and
     Series B preferred stock in a
     private placement in May and
     June 1996                                   --              --         258,198           2,582         129,099             516
   Issuance of common stock
     and Series B preferred
     stock for services in
     June 1996                                   --              --           1,000              10             500               2
   Exercise of warrants in June and
     July 1996                                   --              --              --              --         156,250             626
   Amount payable for liquidation                --              --              --              --              --              --
     preference
   Compensation related to stock
     options granted in May and
     September 1996                              --              --              --              --              --              --
   Amortization of deferred
     compensation                                --              --              --              --              --              --
   Unrealized loss on marketable
     securities                                  --              --              --              --              --              --
   Net loss                                      --              --              --              --              --              --
                                        --------------------------------------------------------------------------------------------
Balance at December  31, 1996                    --              --         259,198           2,592       3,111,158          12,445
   Payment of subscription
     receivable                                  --              --              --              --              --              --
   Write-off of subscription
     receivable                                  --              --              --              --              --              --
   Exercise of warrants in
     April and June 1997                         --              --              --              --          49,770             199
   Conversion of preferred to
     common stock                                --              --         (55,039)           (551)      1,421,403           5,685
   Repurchase of fractional shares               --              --              --              --             (26)             --
   Realization of loss on marketable
     securities                                  --              --              --              --              --              --
   Amortization of deferred
     compensation                                --              --              --              --              --              --
   Net loss                                      --              --              --              --              --              --
                                        --------------------------------------------------------------------------------------------
Balance at December  31, 1997                    --    $         --         204,159    $      2,041       4,582,305    $     18,329
   Conversion of preferred to
     common stock                                --              --         (91,470)           (914)      2,386,176           9,544
   Payment of subscription
     receivable                                  --              --              --              --              --              --
   Issue shares based upon reset
     provisions                                  --              --              --              --       3,029,339          12,117
   Issue compensatory shares to
     officer                                     --              --              --              --           9,301              38
   Amortization of deferred
     compensation                                --              --              --              --              --              --
   Net loss                                      --              --              --              --              --              --
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 1998                     --    $         --         112,689    $      1,127      10,007,119    $     40,028
                                        ============================================================================================

                                                                                                      Deficit
                                                                                     Unrealized     Accumulated         Total
                                      Additional                                      Loss on        During the     Stockholders'
                                       Paid-In      Subscription      Deferred       Marketable      Development       Equity
                                       Capital       Receivable     Compensation     Securities         Stage         (Deficit)
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1995        $  1,723,657    $     (7,109)   $         --    $         --    $ (1,717,180)   $     22,568
   Repurchase of common stock
     in March 1996                            --             312              --              --              --              --
   Payment of subscription
     receivable                               --           2,771              --              --              --           2,771
   Conversion of Series A
     preferred stock in June 1996         11,587              --              --              --              --              --
   Issuance of common stock and
     Series B preferred stock in a
     private placement in May and
     June 1996                        22,217,397              --              --              --              --      22,220,495
   Issuance of common stock
     and Series B preferred
     stock for services in
     June 1996                            99,988              --              --              --              --         100,000
   Exercise of warrants in June and
     July 1996                             5,624              --              --              --              --           6,250
   Amount payable for liquidation
     preference                       (1,131,744)             --              --              --              --      (1,131,744)
   Compensation related to stock
     options granted in May and
     September 1996                    1,076,373              --      (1,076,373)             --              --              --
   Amortization of deferred
     compensation                             --              --         112,949              --              --         112,949
   Unrealized loss on marketable
     securities                               --              --              --          (2,037)             --          (2,037)
   Net loss                                   --              --              --              --      (1,536,842)     (1,536,842)
                                    --------------------------------------------------------------------------------------------
Balance at December  31, 1996         24,002,882          (4,026)       (963,424)         (2,037)     (3,254,022)     19,794,410
   Payment of subscription
     receivable                               --           1,761              --              --              --           1,761
   Write-off of subscription
     receivable                           (1,833)          1,833              --              --              --              --
   Exercise of warrants in
     April and June 1997                    (199)             --              --              --              --              --
   Conversion of preferred to
     common stock                         (5,134)             --              --              --              --              --
   Repurchase of fractional shares           (76)             --              --              --              --             (76)
   Realization of loss on marketable
     securities                               --              --              --           2,037              --           2,037
   Amortization of deferred
     compensation                             --              --         269,100              --              --         269,100
   Net loss                                   --              --              --              --      (4,266,125)     (4,266,125)
                                    --------------------------------------------------------------------------------------------
Balance at December  31, 1997        $23,995,640    $       (432)   $   (694,324)   $         --    $ (7,520,147)   $ 15,801,107
   Conversion of preferred to
     common stock                         (8,630)             --              --              --              --              --
   Payment of subscription
     receivable                               --              10              --              --              --              10
   Issue shares based upon reset
     provisions                          (12,117)             --              --              --              --
   Issue compensatory shares to
     officer                              24,962              --              --              --              --          25,000
   Amortization of deferred
     compensation                             --              --         269,100              --              --         269,100
   Net loss                                   --              --              --              --      (5,838,130)     (5,838,130)
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1998        $ 23,999,855    $       (422)    $  (425,224)   $         --    $(13,358,277)   $ 10,257,087
                                    ============================================================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                                                                  Period from
                                                                                  January 12,
                                                                                      1990
                                                                                 Incorporation)
                                                      Year ended December 31,  (to December 31,
                                                      1997            1998            1998
                                                  --------------------------------------------
Operating activities
Net loss                                          $ (4,266,125)   $ (5,838,130)   $(13,358,277)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                       282,061         289,610         801,931
   Compensatory stock issue                                 --          25,000          25,000
   Gain on sale of the Product                              --              --      (1,951,000)
   Gain on sale of intellectual property                    --              --            (787)
   Accretion of interest on common stock
     receivable                                       (150,541)             --        (449,000)
   Accretion of interest on amount payable
     to preferred stockholders and Former
     Officer                                           150,541              --         449,000
   Loss on sale or abandonment of furniture
     and equipment                                          --              --          37,387
   Issuance of common stock for services                    --              --         147,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current
      assets                                           (93,644)        (75,772)       (230,701)
     Accounts payable and accrued liabilities           76,048         532,920         886,646
     Amount payable to Former Officer                       --              --          80,522
                                                  --------------------------------------------
Net cash used in operating activities               (4,001,660)     (5,066,372)    (13,562,279)

Investing activities
Purchases of  marketable securities                 (9,102,028)    (81,958,707)    (98,177,207)
Proceeds from sale of marketable securities                 --      81,683,057      81,683,057
Proceeds from sale of short-term investments         6,136,890              --       7,116,472
Purchases of furniture and equipment                   (46,182)     (1,133,932)     (1,291,825)
Proceeds from sale of furniture and equipment               --              --           4,600
Organization costs incurred                                 --              --          (1,358)
                                                  --------------------------------------------
Net cash used in investing activities               (3,011,320)     (1,409,582)    (10,666,261)

                             AVAX Technologies, Inc.
                          (a development stage company)

                      Statements of Cash Flows (continued)

                                                                                 Period from
                                                                                 January 12,
                                                                                     1990
                                                                                (Incorporation)
                                                    Year ended December 31       to December
                                                    1997              1998           1998
                                               ---------------------------------------------
Financing activities
Proceeds from issuance of notes payable
  to related party                             $         --      $         --   $    957,557
Principal payments on notes payable to
  related party                                          --                --       (797,000)
Proceeds from loans payable                              --                --      1,389,000
Principal payments on loans payable                      --                --     (1,389,000)
Payments for fractional shares from reverse
  splits and preferred stock conversions                (76)               --            (76)
Financing costs incurred                                 --                --        (90,000)
Payments received on subscription receivable          1,761                10          4,542
Proceeds received from exercise of stock
  warrants                                               --                --          6,250
Net proceeds received from issuance of
  preferred and common stock                             --                --     24,492,207
                                               ---------------------------------------------
Net cash provided by financing activities             1,685                10     24,573,480
                                               ---------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                    (7,011,295)       (6,475,944)       344,940
Cash and cash equivalents at beginning
  of period                                      13,832,179         6,820,884             --
                                               ---------------------------------------------
Cash and cash equivalents at end of period     $  6,820,884      $    344,940   $    344,940
                                               =============================================
Supplemental disclosure of cash flow
  information
Interest paid                                  $         --      $         --   $    197,072
                                               =============================================

See accompanying notes.

                                AVAX Technologies
                          (a development stage company)

                          Notes to Financial Statements

                           December 31, 1998 and 1997

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

Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University (TJU) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the Invention) (see Note 3).

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

Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998, all cash and cash equivalents were held at one financial institution.

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998, all cash and cash equivalents were held at one financial institution.

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

The following is a summary of marketable securities:

                                                          Unrealized     Estimated
             Description of Securities          Cost      Gain/(Loss)    Fair Value
        -------------------------------------------------------------------------------
        December 31, 1997
        Held-to-maturity debt securities:
          Commercial paper                  $9,024,625      $    --      $9,024,625
          U.S. Treasury securities              77,403           --          77,403
                                           --------------------------------------------
                                            $9,102,028      $    --      $9,102,028
                                           ============================================

        December 31, 1998
        Held-to-maturity debt securities:
          Commercial paper                  $8,845,322      $    --      $8,845,322
          U.S. Treasury securities             532,356           --         532,356
                                           --------------------------------------------
                                            $9,377,678      $    --      $9,377,678
                                           ============================================

The Company's debt securities all mature in 1999.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the furniture and equipment, which range from three to ten years. Depreciation for the Company's manufacturing facility under construction and related equipment as of December 31, 1998 will be computed using the straight-line method over estimated useful lives of 5 to 40 years.

                                AVAX Technologies
                          (a development stage company)

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

Share Information

On May 15, 1996 (see Note 4), prior to the first closing of a private placement, the Company effected a 1-for-2 reverse stock split of the Company's common stock. Pursuant to an amendment to the Company's Certificate of Incorporation dated May 7, 1997, a second 1-for-2 reverse split of the Company's common stock was effected as of the close of business on May 13, 1997. All outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect both 1-for-2 reverse stock splits.

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

                                AVAX Technologies
                          (a development stage company)

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

                                                             December 31,
                                                         1997           1998
                                                     --------------------------
Numerator (basic):
Numerator - loss available to common stockholders    $(4,266,125)   $(5,838,130)
                                                     ==========================

Denominator (basic):
  Weighted average shares                              3,616,906      6,731,210
  Effect of stock issuances, stock
   options and warrants issued within
   one year prior to the initial
   public offering (IPO) at  prices
   below the IPO price                                   133,534             --
                                                     --------------------------
Denominator                                            3,750,440      6,731,210
                                                     ==========================
Net loss per share - basic                           $     (1.14)   $      (.87)
                                                     ==========================

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

2. Sale of the Product

In December 1995, the Company entered into an agreement to sell the Product for $2.4 million in shares of common stock of Interneuron Pharmaceuticals, Inc.
(IPI), a public company, the parent of the purchaser of the Product (the Stock). Certain common stockholders of the Company are also common stockholders of IPI. Pursuant to the terms of the agreement, the purchase price, payable in two equal installments in December 1996 and 1997, was fixed, and the number of shares of the Stock would vary depending on the quoted market price of the Stock at such time.

                                AVAX Technologies
                          (a development stage company)

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

The sale of the Product was approved by the Company's common and Series A preferred stockholders subject to the following conditions:

      o At approximately the same time each installment was received by the Company, 95.85% of the Stock was to be distributed by the Company, or directly by IPI, to the Company's preferred stockholders of record (referred to herein as the holders of Series A preferred stock) at the time sale of the Product closed, on a pro rata basis, to reduce their liquidation preference, provided, however, that if at the time of each installment, any of the Company's indebtedness which had been outstanding at the time of the closing of the agreement to sell the Product (December 27, 1995) and was due and payable, the Company was to cause such indebtedness to be paid or provided for, whether by use of available cash, refinancing, redirecting a portion of the Stock to satisfy such indebtedness, or otherwise, as the Company would determine in its best interest.

      o The remaining 4.15% of the Stock (or a cash payment equal to the value thereof) was to be distributed to the Former Officer in partial consideration for his resignation from the Company and the return to the Company of all common stock of the Company and cancellation of options to purchase 62,500 shares of common stock.

Other than for the Former Officer, none of the other common stockholders were entitled to any of the Stock.

Because the Stock was receivable in two equal annual installments, the gain from the sale of the Product, $1,951,000, was calculated by discounting the value of the Stock receivable using a discount rate of 15%. In 1995, the Company also recorded the difference between 95.85% of the discounted net present value of the Stock to be received and the Company's indebtedness, $1,131,744 at December 31, 1995, as a payable to the preferred stockholders of $738,289 to reduce their liquidation preference. The present value of the amount payable to the preferred stockholders, including the accretion of interest thereon, was $2,156,106 at December 31, 1996, since all of the Company's indebtedness outstanding as of the date of the sale of the Product was satisfied through sources other than the Stock to be received. This obligation was settled with the January 1998 receipt of the final installment of IPI stock, as discussed above.

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

                                AVAX Technologies
                          (a development stage company)

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

The Company also entered into a research agreement with TJU to fund a study to be performed by TJU for the development of the technology related to the Invention (the Study) at approximately $220,000 per annum for the first three years. The Company, at its discretion, may reduce the funding in the third year to no less than $100,000. Following the third year, the Company is obligated to spend a minimum of $500,000 per year on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. The research agreement will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $230,602 and $274,732 for the years ended December 31, 1998 and 1997, respectively. This level of funding satisfies the Company's obligation under the agreement.

In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds. In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has committed to the issuance of warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011. These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of one hundred thousand dollars ($100,000) per year for three years. In addition, the Company is obligated to spend an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000. Expenses incurred related to research funding for Rutgers were $97,500 and $173,612 for the years ended December 31, 1998 and 1997, respectively. This level of funding satisfies the Company's obligation under the agreement.

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

                                AVAX Technologies
                          (a development stage company)

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

In addition, the Company is obligated to pay royalties on its worldwide net sales revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. Expenses incurred related to research funding for Texas A&M was $81,563 and $108,750 for the years ended December 31, 1998 and 1997, respectively. This level of funding satisfies the Company's obligation under the agreement.

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

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

4. Equity Transactions (continued)

On March 24, 1996, the Company repurchased 77,901 shares of common stock previously issued to an officer at $.004 per share. The repurchased shares were canceled.

In May 1996, the Company's authorized capital was increased to 50,000,000 shares of common stock, par value $.004, and 5,000,000 shares (of which 2,500,000 shares were designated as Series A preferred stock and 300,000 shares were designated as Series B preferred stock) of preferred stock, par value $.01. In June 1998, the Company's authorized common stock, par value $.004, was decreased to 30,000,000 shares.

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

At December 31, 1998, the remaining 112,689 shares of Series B preferred stock are convertible into 2,939,679 shares of common stock, excluding the effect of any fractional shares.

In September 1998, the Company issued 9,301 shares of common stock, which is restricted from trading, to the Company's President. The stock issue was in compensation for services rendered and accordingly an expense of $25,000 (the fair market value at issue date) was recorded in general and administrative expenses.

                                AVAX Technologies
                          (a development stage company)

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

In March 1997, the Company completed a revision to the staggered Lock-up and Conversion Reset provision of the private placement. Shareholders owning approximately 94% of the Series B preferred shares agreed to a modification of the original subscription agreement, such that the staggered Lock-up would expire beginning three months after both listing and effectiveness under the Securities Act of 1933 of the Company's Registration Statement for its common stock (Effectiveness). As so modified, upon listing and Effectiveness, which occurred on July 10, 1997, 25% of the Conversion Shares were not subject to any Lock-up provisions. The remaining 75% of the Conversion Shares were subject to a staggered Lock-up, such that every three months after July 10, 1997, 25% of the Conversion Shares were released from Lock-up until April 10, 1998 at which point all Conversion Shares were no longer subject to any Lock-up.

In addition, for those shareholders who accepted the Lock-up modifications, the Company agreed to provide additional reset protection, extending the Reset Date to 12 months following the later of Effectiveness and listing, or July 10, 1998. The terms of this modified reset were the same as the original reset provision, except that the Company would not adjust the conversion price, but would issue additional shares of common stock to effect the principles of the original reset provision. The average closing bid price for the 30 consecutive trading days preceding July 10, 1998 was $3.1544 and accordingly, the Company issued 3,029,339 shares of common stock to those holders of Series B Preferred Stock who had agreed to the lockup and had not converted their Preferred Stock to Common Stock.

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

4. Equity Transactions (continued)

Stock Options

In April 1992, the Board of Directors approved the 1992 Stock Option Plan (the
Plan), which, as amended, authorized up to 437,500 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The Plan was amended in June 1998, to increase the number of shares issuable to 1,500,000. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the Plan's adoption date and generally expire 10 years from the date of grant.

The following summarizes activity in the Plan:

                                                                     Options
                                                                 ---------------

Balance at December 31, 1994                                            276,375
Canceled                                                               (246,375)
                                                                 --------------
Balance at December 31, 1995, 1996 and 1997                              30,000
Granted                                                                 600,000
                                                                 --------------
Balance at December 31, 1998                                            630,000
                                                                 ==============

In March 1998, options to purchase 30,000 shares of common stock at an exercise price of $4.00 per share were granted to an employee. Such options vest over three years and are exercisable for a period of seven years. In June 1998, options to purchase 75,000 shares of common stock at an exercise price of $2.563 per share were granted to an employee. Such options vest over four years and are exercisable for a period of seven years. In September 1998, options to purchase 240,000 shares of common stock at an exercise price of $1.81 per share were granted to an employee. These options vest 40,000 after one year with the remaining options vesting upon the completion of certain milestones. In October 1998, options to purchase 235,000 shares of common stock at an exercise price of $1.25 per share were granted to four different employees. The options vest over four year periods and are exercisable for a period of seven years. In December 1998, options to purchase 20,000 shares of common stock at an exercise price of $2.25 per share were granted to an employee. Such options vest over four years and are exercisable for a period of seven years.

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

                                AVAX Technologies
                          (a development stage company)

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

In March 1998, in consideration for consulting services, the Company issued options to purchase 50,000 shares of common stock to a consultant of the Company, exercisable for seven years at an exercise price of $4.00 per share. Such options vest at a rate of 1/12 per month.

In December 1998, the Company issued options to purchase 21,000 shares of common stock to a consultant of the Company, exercisable for seven years at an exercise price of $2.25 per share. Such options vest in equal increments annually over three years.

Warrants

In June, July and September 1992, the Company issued warrants to purchase 88,769 shares (adjusted to comply with antidilution provisions of the warrants) of the Company's common stock at a price of $2.59. These warrants were exercised in April and June 1997 under a cashless exercise provision, resulting in the issuance of 49,770 shares of common stock.

                                AVAX Technologies
                          (a development stage company)

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

In May 1998, warrants were issued to a financial consultant to purchase 80,000 shares of common stock at $4.03 per share. The agreement was terminated during the year resulting in only 40,000 shares vesting as of December 31, 1998. These warrants expire in May 2003.

In October 1998, warrants were issued to a financial consultant to purchase 75,000 shares of common stock at $1.625 per share. Such options vest at various dates through February 1999 and expire in September 2003.

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

4.   Equity Transactions (continued)

Authorized but unissued shares of common stock were reserved for issuance at December 31, 1998 as follows:

                                                                   December 31,
                                                                        1998
                                                                  --------------

Series B convertible preferred stock (Note 4)                        2,939,679
Stock option plan                                                    1,500,000
Non Plan options                                                     1,223,016
Warrants to purchase common stock                                      686,750
Warrants to purchase Series B convertible
  preferred stock                                                      673,564
                                                                  ==============
                                                                     7,023,009
                                                                  ==============

SFAS No. 123 Disclosures

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, including a risk free interest rate of 4.63%, a volatility factor of the expected market price of the Company's common stock of .823 and a weighted-average remaining contractual life of the option or warrant of 49 months.

This model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or warrants.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                      1997             1998
                                                  ----------------------------

Pro forma net loss attributable
  to common stockholders                          $(4,392,301)     $(6,246,238)

Pro forma net loss per share                            (1.17)            (.93)

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

4. Equity Transactions (continued)

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 1997 and 1998 is as follows:

                                                 1997                   1998
                                        ---------------------  ---------------------
                                                     Weighted               Weighted
                                                     Average                Average
                                        Options and  Exercise  Options and  Exercise
                                          Warrants    Price      Warrants     Price
                                          ------------------     ------------------
Outstanding at beginning of year          1,549,636   $ 3.21     2,435,080   $ 3.70
Granted                                     999,213     4.43       786,000     2.00
Exercised                                    88,769     2.59            --       --
Forfeited                                    25,000     6.00         7,750    11.00
                                          ---------              ---------
Outstanding at end of year                2,435,080     3.70     3,213,330     3.27
                                          =========              =========
Exercisable at end of year                1,104,047   $ 3.82     1,603,222   $ 3.64
                                          =========              =========

The weighted-average fair value of options and warrants granted during 1997 and 1998 was $1.39 and $1.20, respectively. Exercise prices for options and warrants outstanding range from $.04 to $8.24. The option contracts expire at various times through June of 2006.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Professional fees                                                       $222,450
Construction  fees and equipment (for
   manufacturing
facility)                                                                638,159
Other                                                                     26,037
                                                                        --------
                                                                        $886,646
                                                                        ========

6. Income Taxes

At December 31, 1998, the Company has net operating loss carryforwards of approximately $12,700,000 for federal income tax purposes that expire in varying amounts between 2005 and 2013, if not utilized.

                                AVAX Technologies
                          (a development stage company)

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

                                                                   December 31,
                                                                       1998
                                                                   ------------
          Deferred tax assets:
            Net operating losses                                   $  4,880,000
            Deferred compensation                                       250,000
            Other                                                         1,000
                                                                   ------------
          Total deferred tax assets                                   5,131,000
          Deferred tax liabilities:
            Depreciation expense                                        (12,000)
                                                                   ------------
                                                                      5,119,000
          Valuation allowance                                        (5,119,000)
                                                                   ============
          Net deferred tax assets                                  $         --
                                                                   ============

The valuation allowance at December 31, 1997 was $2,883,000.

Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

The following summary reconciles the federal statutory rate with the actual income tax provision (benefit):

                                                            December 31,
                                                       1997              1998
                                                  -----------------------------

       Income taxes (benefit) at
         statutory rate                           $(1,450,000)      $(1,985,000)
       State income taxes, net of
         federal benefit                             (197,000)         (270,000)
       Change in the valuation
         allowance                                  1,649,000         2,236,000
       Other                                            2,000            19,000
                                                  -----------------------------
       Provision for income
         taxes (benefit)                          $        --       $        --
                                                  =============================

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

7. Commitments

Leases

In August 1996, the Company entered into a three-year lease for office facilities. The lease commenced in October 1996 with a monthly rental of approximately $5,400, beginning in the fourth month. This lease was amended in December 1997 to add additional office space for the remainder of the original lease term which increased the monthly rental by approximately $2,700. This lease is secured by an irrevocable standby letter of credit whereby the lessor is the named beneficiary. This $107,000 letter of credit expires at the end of the original lease term and is automatically reduced by an equal amount each year.

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space that commenced in February 1998 and contains an option to terminate after five years. The termination option requires a lump sum payment at the termination of the lease of $236,057. The monthly rental is approximately $10,400. The first month's rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary. This $379,530 letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year.

Rent expense under these agreements was approximately $176,000 and $79,000 for the years ended December 31, 1998 and 1997, respectively.

Future minimum lease payments under the noncancellable operating leases, assuming the termination payment is made in 2002 on the manufacturing facility lease, consisted of the following at December 31, 1998:

                Year ending
                December 31,
               ---------------

                    1999                          $196,908
                    2000                          $124,071
                    2001                          $140,318
                    2002                          $377,852

Consulting Agreements

Effective in June 1996, the Company entered into consulting agreements with the Scientist, a director and a former officer. These agreements are for an initial term of three years through June 1999. Annual consulting fees payable pursuant to these agreements approximate $66,000.

In April 1997, the Company entered into an agreement with an investment banker pursuant to which the investment banker may, at the Company's request, perform certain investment banking services for the Company. In connection with this agreement, the investment banker was granted warrants to purchase 50,000 shares of common stock at $8 per share (see Note 4).

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)

7. Commitments (continued)

In April, May and July 1997, the Company entered into agreements with four members of the Scientific Advisory Board. These agreements are for initial terms of two years and require compensation of $2,000 per person per meeting of the Scientific Advisory Board. In July 1997, the Company entered into a consulting agreement with a member of its Scientific Advisory Board. In connection with this agreement, the Company granted options to acquire 30,000 shares of common stock at $4.50 per share (see Note 4). In addition, the Company entered into a three year consulting agreement with one of the members of its Scientific Advisory Board for additional consulting services. The agreement calls for annual compensation of $20,000 plus options to acquire 21,000 shares of common stock at $2.25 per share (see Note 4). The options vest annually in arrears.

In August 1998, the Company entered into a consulting agreement with a contract research organization to assist the Company in performance of its clinical trials. The agreement has an expected term of over seven years and requires fixed payments of $120,000 per quarter over a two year period.

In September 1998, the Company entered into an agreement with a financial advisor, pursuant to which the advisor may, at the Company's request, perform certain financial advisory services for the Company. The agreement has an initial term of one year. In connection with this agreement, the advisor was granted warrants to purchase 75,000 shares of common stock at $1.625.

8. Property, Plant and Equipment

The Company began construction of its GMP (Good Manufacturing Practices) compliant clinical manufacturing facility during 1998. Costs incurred related to the planning and construction of the facility have been capitalized and are included in property, plant and equipment. The facility has not been placed in service and thus no depreciation has been recorded related to the facility.

As of December 31, 1998, the Company anticipates it will incur an additional $1,500,000 to complete construction of this facility.

The following shows the composition of the assets included in property, plant and equipment:

                                                       Accumulated
                                             Cost      Depreciation      Net
                                          --------------------------------------

Office furniture and equipment            $  118,476    $   35,477    $   82,999
Manufacturing facility and
   related equipment                       1,107,415            --     1,107,415

                                          ======================================
Total                                     $1,225,891    $   35,478    $1,190,414
                                          ======================================

Depreciation expense was $20,510 and $12,962 for the years ended December 31, 1998 and 1997, respectively.

                                AVAX Technologies
                          (a development stage company)

                    Notes to Financial Statements (continued)


9. Employee Benefit Plan

During 1996, the Company established a 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company made no matching contributions in 1997 and a $4,000 contribution was made in 1998.

10. Year 2000 Disclosure (Unaudited)

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

                             AVAX TECHNOLOGIES, INC.

Date: March 29, 1999      By:  /s/ Jeffrey M. Jonas, M.D.
                               --------------------------------------
                               Jeffrey M. Jonas, M.D.
                               President, Chief Executive Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                          Name & Title                        Date
           ---------                          ------------                        ----
    /s/ Jeffrey M. Jonas, M.D.           Jeffrey M. Jonas, M.D.                   March 29, 1999
    ---------------------------------    President, Chief Executive Officer
                                         and Director


    /s/ David L. Tousley                 David L. Tousley                         March 29, 1999
    ---------------------------------    Chief Financial Officer and Secretary
                                         (Principal Financial Officer)


    /s/ Edson D. de Castro               Edson D. de Castro                       March 29, 1999
    ---------------------------------    Director

    /s/ John K. A. Prendergast, Ph.D.    John K. A. Prendergast, Ph.D.            March 29, 1999
    ---------------------------------    Director

    /s/ Carl Spana, Ph.D.                Carl Spana, Ph.D.                        March 29, 1999
    ---------------------------------    Director

    /s/ James Currie                     James Currie                             March 29, 1999
    ---------------------------------    Director

    /s/ Michael S. Weiss                 Michael S. Weiss                         March 29, 1999
    ---------------------------------    Director

Index to Exhibits

The following exhibits are filed with this Report, or incorporated by reference as noted:

  Exhibit No.                             Description

       ## 3.1 Certificate of Incorporation of the Registrant, as amended to date.

        * 3.2     By-laws of the Registrant, as amended to date.

        E 3.3     Certificate of Designation of Series C Convertible Preferred
                  Stock

        * 4.1     Reference is made to Exhibits 3.1 and 3.2.

        * 4.2     Specimen of Common Stock certificate.

        * 4.3     Specimen of Series B Convertible Preferred Stock certificate.

        * 4.4 Investors' Rights Agreement dated November 20, 1995, by and between the Registrant and certain investors.

       ** 4.5 Form of Subscription Agreement, by and between the Registrant and certain purchasers of Series B Preferred Stock and Common Stock.

      *** 4.6 Form of Placement Warrant Relating to Offering of Series B Placement Warrants.

    ***** 4.7     Form of Amendment to Subscription Agreement--Lock-Up
                  Provisions.

        E 4.8     Form of Class A and Class B Common Stock Purchase Warrant

    ###+ 10.1     Clinical Study and Research Agreement dated November 20, 1995, by and between the Registrant and Thomas Jefferson University.

       * 10.2     The Registrant's 1992 Stock Option Plan.

      ## 10.3 Letter of Employment dated May 17, 1996, between the Registrant and Dr. Jeffrey M. Jonas.

       * 10.4 Consulting Agreement dated February 22, 1996, between the Registrant and Dr. Carl Spana.

       * 10.5 Consulting Agreement dated May 9, 1996, between the Registrant and Dr. David Berd.

    ###+ 10.6     License Agreement dated November 20, 1995, by and between the
                  Registrant and Thomas Jefferson University.

      ## 10.7 Letter of Employment dated September 13, 1996, between the Registrant and David L. Tousley.

      ## 10.8 Letter of Employment dated September 13, 1996, between the Registrant and Ernest W. Yankee, Ph.D.

    ###+ 10.9     License Agreement dated December 10, 1996, by and between the
                  Registrant and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.

   ###+ 10.10     License Agreement dated February 17, 1997, by and between the
                  Registrant and The Texas A&M University System.

     ## 10.11 Investment Banking Services Agreement dated April 17, 1997, by and between the Registrant and Hill, Thompson, Magid & Co.

  ####+ 10.12     Sponsored Research Agreement dated May 2, 1997, by and between the Registrant and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.

  ####+ 10.13     Sponsored Research Agreement dated May 12, 1997, by and
                  between the Registrant and The Texas A&M University System.

   #####10.14     Lease Agreement dated December 1, 1997 for Kansas City
                  Facility, as amended.

  ##### 10.15     Lease Agreement dated December 1, 1997 for Philadelphia
                  Facility.

     E+ 10.16     Series C Convertible Preferred Stock and Warrant Purchase
                  Agreement

     E+ 10.17 Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Registrant and Thomas Jefferson University.

       E 23.1     Consent of Ernst & Young LLP, Independent Auditors.

       E 27.1     Financial Data Schedule.

E     Enclosed herewith.
* Previously filed with the Registration Statement on Form SB-2 filed with the Commission on August 1, 1996.
** Previously filed with Amendment No. 1 to the Registration Statement of Form SB-2 filed with the Commission in September 23, 1996 and which superseded such exhibit as previously filed with the Registration Statement on Form SB-2 filed with the Commission on August 1, 1996.
*** Previously filed with Post Effective amendment No. 6 to the Registration Statement on Form SB-2 filed with the Commission on August 17, 1998.
**** Previously filed with Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Commission on November 6, 1996.
***** Previously filed with Amendment No. 4 to the Registration Statement on
      Form SB-2 filed with the Commission on February 26, 1997.
## Previously filed with Amendment No. 6 to the Registration Statement on Form SB-2 filed with the Commission on May 7, 1997.
### Previously filed with Amendment No. 9 to the Registration Statement on Form SB-2 filed with the Commission on July 3, 1997.
#### Previously filed with Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Commission on August 14, 1997.
##### Previously filed with Post Effective Amendment No. 3 to the Registration
      Statement on Form SB-2 filed with the Commission on March 16, 1998.

+ Confidential treatment requested as to certain portions of these exhibits. Such portions have been redacted.