Form 10QSB
period 1999-03-31
AVAX TECHNOLOGIES INC
filed 1999-05-17
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                        Commission file number 333-09349

                          ----------------------------

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

                    Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of April 20, 1999, 10,416,202 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: |_| Yes   |X| No

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements
                BALANCE SHEETS -- As of December 31, 1998
                   and March 31, 1999 (Unaudited) .....................   Page 3
                STATEMENTS OF OPERATIONS (Unaudited) -- For the
                  Three Months Ended March 31, 1998 and March
                  31, 1999; and for the Period from January 12,
                  1990 (Incorporation) through March 31, 1999 .........   Page 4
                STATEMENTS OF CASH FLOWS (Unaudited) -- For the
                  Three Months Ended March 31, 1998 and March 31,
                  1999 and for the Period from January 12, 1990
                  (Incorporation) through March 31, 1999 ..............   Page 5
                Notes to Financial Statements .........................   Page 7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................   Page 9

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings ...................................  Page 12
         Item 2.  Change in Securities ................................  Page 12
         Item 6.  Exhibits and Reports on Form 8-K ....................  Page 15

         Signatures ...................................................  Page 16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                                 Balance Sheets

                                                                   December 31,     March 31,
                                                                       1998            1999
                                                                   ----------------------------
                                                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $    344,940    $  2,136,590
   Marketable securities                                              9,377,678      14,415,330
   Prepaid expenses and other current assets                            230,701         203,633
                                                                   ----------------------------
Total current assets                                                  9,953,319      16,755,553
Property, plant and equipment at cost                                 1,225,891       2,214,338
   Less accumulated depreciation                                         35,477          41,235
                                                                   ----------------------------
Net furniture and equipment                                           1,190,414       2,173,103
                                                                   ----------------------------
Total assets                                                       $ 11,143,733    $ 18,928,656
                                                                   ============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                        $    886,646    $    952,520
                                                                   ----------------------------
Total current liabilities                                               886,646         952,520
Commitments and contingencies
Stockholders' equity :
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B - 300,000 shares and Series C - 120,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 112,689 and 101,726 at
         December 31, 1998 and March 31, 1999, respectively
         (liquidation preference - $15,213,015 and $13,733,010
         at December 31, 1998 and March 31, 1999,  respectively)          1,127           1,017
     Series C convertible preferred stock:
       Issued and outstanding shares - 101,300 at March 31, 1999
         (liquidation preference - $10,130,000)                              --           1,013
   Common stock, $.004 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,007,119 and 10,313,993
       at December 31, 1998 and March 31, 1999,  respectively            40,028          41,251
   Additional paid-in capital                                        23,999,855      33,289,414
   Subscription receivable                                                 (422)           (422)
   Deferred compensation                                               (425,224)       (357,949)
   Deficit accumulated during the development stage                 (13,358,277)    (14,998,188)
                                                                   ----------------------------
Total stockholders' equity                                           10,257,087      17,976,136
                                                                   ----------------------------
Total liabilities and stockholders' equity                         $ 11,143,733    $ 18,928,656
                                                                   ============================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                                 Period from
                                                                              January 12, 1990
                                                                              (Incorporation)
                                                     Three months ended           Through
                                                          March 31,               March 31,
                                                     1998            1999           1999
                                                --------------------------------------------
Gain from sale of the Product                   $         --    $         --    $  1,951,000

Costs and expenses:
  Research and development                           957,364       1,059,038       9,879,466
   Marketing and selling                                  --              --         543,646
  General and administrative                         650,652         723,944       8,802,303
                                                --------------------------------------------
Total operating loss                              (1,608,652)     (1,782,982)    (17,274,415)
Other income (expense):
   Interest income                                   207,710         143,071       2,776,752
   Interest expense                                       --              --        (646,293)
   Other, net                                             --              --         145,768
                                                --------------------------------------------
Total other income (expense)                         207,710         143,071       2,276,227
                                                --------------------------------------------
Net loss                                          (1,400,306)     (1,639,911)    (14,998,188)

Amount payable for liquidation preference                 --              --      (1,870,033)
                                                --------------------------------------------

Net loss attributable to common stockholders    $ (1,400,306)   $ (1,639,911)   $(16,868,221)
                                                ============================================

Net loss per common share                       $       (.30)   $       (.16)
                                                ============================

Weighted average number of shares outstanding      4,725,221      10,157,730
                                                ============================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           Period from
                                                                                         January 2, 1990
                                                                                         (Incorporation)
                                                         Three months ended March 31,       To March 31,
                                                              1998             1999            1999
                                                        ------------------------------------------------
Operating activities
Net loss                                                $  (1,400,306)   $  (1,639,911)   $ (14,998,188)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             71,891           73,033          874,964
     Compensatory stock issue                                      --               --           25,000
     Gain from sale of the Product                                 --               --       (1,951,000)
     Gain on sale of intellectual property                         --               --             (787)
     Accretion of interest on common stock receivable              --               --         (449,000)
     Accretion of interest on amount payable to
       preferred stockholders and Former Officer                   --               --          449,000
     Loss on sale or abandonment of furniture and
       equipment                                                   --               --           37,387
     Issuance of common stock for services                         --               --          147,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets               43,621           27,068         (203,633)
       Accounts payable and accrued liabilities                26,370           65,874          952,520
       Amount payable to Former Officer                            --               --           80,522
                                                        ------------------------------------------------
Net cash used in operating activities                      (1,258,424)      (1,473,936)     (15,036,215)

Investing activities
Purchase of marketable securities and short-term
   investments                                             (2,162,377)     (20,391,730)    (118,568,937)
Proceeds from sale of marketable securities                        --       15,354,078       97,037,135
Proceeds from sale of short-term investments                       --               --        7,116,472
Purchases of furniture and equipment                          (11,780)        (988,447)      (2,280,272)
Proceeds from sale of furniture and equipment                      --               --            4,600
Organization costs incurred                                        --               --           (1,358)
                                                        ------------------------------------------------
Net cash used in investing activities                      (2,174,157)      (6,026,099)     (16,692,360)

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Period from
                                                                                       January 12, 1990
                                                                                       (Incorporation)
                                                         Three months ended March 31,   to March 31,
                                                             1998           1999           1999
                                                         -------------------------------------------
Financing activities
Proceeds from issuance of notes payable to related
   party                                                 $         --    $         --   $    957,557
Principal payments on notes payable to related party               --              --       (797,000)
Proceeds from loans payable                                        --              --      1,389,000
Principal payments on loans payable                                --              --     (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                     --              --            (76)
Financing costs incurred                                           --              --        (90,000)
Payments received on subscription receivable                       --              --          4,542
Proceeds received from exercise of stock warrants                  --              --          6,250
Net proceeds received from issuance of preferred
   and common stock                                                --       9,291,685     33,783,892
                                                         -------------------------------------------
Net cash provided by financing activities                          --       9,291,685     33,865,165
                                                         -------------------------------------------

Net increase (decrease) in cash and cash equivalents       (3,432,581)      1,791,650      2,136,590

Cash and cash equivalents at beginning of period            6,820,884         344,940             --

                                                         -------------------------------------------
Cash and cash equivalents at end of period               $  3,388,303    $  2,136,590   $  2,136,590
                                                         ===========================================

Supplemental disclosure of cash flow information
Interest paid                                            $         --    $         --   $    197,072
                                                         ===========================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
               For the Three Months ended March 31, 1998 and 1999

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

2. Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three month periods ended March 31, 1998 and 1999 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 1999.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1997 included in the Company's annual report on Form 10-KSB.

3. Net Loss per Common Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. All earnings per share amounts for all periods have been presented in accordance with SFAS No. 128 requirements. Net loss per share is based on net loss divided by weighted average number of shares of common stock outstanding during the respective periods, adjusted to reflect the reverse stock splits.

4. Series C Preferred Stock Offering

On March 1, 1999, the Corporation consummated an offering of Series C Convertible Preferred Stock (the "Series C Offering") pursuant to which the Corporation raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Corporation sold an aggregate of 101,300 shares of Series C Preferred Stock, and Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share of Common Stock and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share of Common Stock, all for an aggregate exercise price of $2,649,337. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants are exercisable until March 1, 2004.

In connection with services rendered by Paramount Capital, Inc. ("Paramount") in identifying and introducing the Company to the investors in the Series C Offering, the Corporation paid to Paramount a cash finders fee of $709,100 and issued an option to acquire 187,015 shares of Common Stock at an exercise price of $3.58, exercisable until March 1, 2004. Upon exercise of the option granted to it in connection with the Series C Offering, Paramount would be issued warrants to purchase 37,402 shares of Common Stock of which 18,701 will be exercisable at $4.00 and the remaining 18,701 will be exercisable at $4.50, all for an aggregate exercise price of $828,472. The warrants are exercisable until March 1, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, particularly under the headings "Risk Factors," and including risks relating to the ability to obtain substantial additional funds, to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, and to market products in a profitable manner. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company is engaged primarily in the development and commercialization of the AC Vaccine(TM) technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue to conduct substantial research and development of the AC Vaccine technology, including multi-center pivotal registration clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will continue to expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is also treating post-surgical stage 3 patients in its Phase 1/2 clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer. The Company has received agreement from the National Cancer Institute to sponsor a Phase 1/2 trial in ovarian cancer. The Company also plans to evaluate the AC Vaccine(TM) in other cancers and to initiate similar Phase 1/2 clinical trials where appropriate. In order to support these clinical trial efforts, the Company completed construction of a new facility for the manufacture of its products in April, 1999.

In connection with the Company's strategy to acquire, develop and commercialize other potential biotechnology products and technologies, in December 1996, the Company acquired the exclusive worldwide rights to a series of compounds for the potential treatment of cancer and other infectious diseases from Rutgers. Additionally, in February 1997, the Company acquired the exclusive worldwide rights to another series of compounds for the potential treatment of cancer from Texas A&M. Pursuant to the Rutgers License, the Texas A&M License, and the related sponsored research agreements with each of Rutgers and Texas A&M, the Company expects to continue to expend substantial resources on the research and development of these compounds.

The Company may acquire additional products and technologies during the next 12 months, which may or may not be in the cancer immunotherapy field. Should the Company acquire additional products or technologies, it is anticipated that they will require substantial resources for research, development and clinical evaluation. There can be no assurance, however, that the Company will be able to acquire any additional products, or obtain the additional financing necessary to acquire and develop any additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In that event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. If the Company fails to raise any funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

The Company's research and development expenses have increased approximately 10.6% from $957,364 in the three months ended March 31, 1998 to $1,059,038 in the three months ended March 31, 1999. The increase relates primarily to costs incurred in supporting the pivotal registration trial of M-Vax(TM) for which enrollment began during 1998. The Company's general and administrative expenses have increased approximately 11.3% from $650,652 in the three months ended March 31, 1999 to $723,944 in the three months ended March 31, 1999. Decreases in the cost of professional fees for the prior year period were offset by increases in the costs of salaries, public and investor relation's initiatives and business development expenses incurred in the current year. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M compounds and as the Company's manufacturing facility is brought on line for clinical production.

During the past 12 months, the Company hired six new employees bringing the total headcount as of March 31, 1999 to 13 persons. It is anticipated that the Company will hire additional new employees, particularly in connection with the recent opening of the facility for the manufacture of the AC Vaccine(TM) products.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 1999, the Company completed the offering of Series C Preferred Stock and related warrants, from which the Company received net proceeds of approximately $9,300,000. The Company currently anticipates that its current resources (after this offering) should be sufficient to fund operations for approximately the next 16-24 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. The Company's working capital requirements will depend upon numerous factors, including, the progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 16-24 months, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company in its research and development programs. Since the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

YEAR 2000 COMPLIANCE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having date-sensitive software would recognize a date with the year "00" as the year 1900 rather than the year 2000. Systems that calculate, compare or sort using the incorrect date may malfunction.

The Company's date-sensitive information technology are its accounting software applications, which the Company has upgraded to be Year 2000 compliant, and the database application which is used at its clinical processing site, which is currently not Year 2000 compliant. The Company intends to update this software to a Year 2000 compliant version during 1999. To the degree the software is found to be non-compliant, the Company has alternative methods in place to ensure the functions performed by the software will be completed. Because the Company has already planned to replace its software in 1999, the Company does not contemplate any software replacement costs due to Year 2000 issues.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Previously, the Company disclosed that a party has opposed the Company's application for a federal trademark registration for the name AVAX. Through the current period there have been no material events or changes in the status of this matter. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

Except for the trademark matter discussed above, the Company is not aware of any material pending or threatened legal proceedings.

Item 2. Changes in Securities.

(a) On March 1, 1999, the Company completed an offering of Series C Convertible Preferred Stock (the "Series C Offering") pursuant to which the Company raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Company sold an aggregate of 101,300 shares of Series C Preferred Stock, and Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share of Common Stock and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share of Common Stock, all for an aggregate exercise price of $2,649,337. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants are exercisable until March 1, 2004. The Board of Directors has designated 120,000 shares of Preferred Stock of the Company as "Series C Convertible Preferred Stock," 101,300 shares of which were issued by the Company in the Series C Offering. The following is a summary of certain terms of the Series C Preferred Stock and reference is made to the Certificate of Designations of the Series C Convertible Preferred Stock filed with the Secretary of State of the State of Delaware, which sets forth the rights, preferences and characteristics of the Series C Preferred Stock.

Dividends. The holders of Series C Preferred Stock are entitled to receive dividends as, when and if declared by the Board of Directors of the Company out of funds legally available therefor. If the Company declares a dividend or distribution on the Common Stock of the Company, the holders of shares of Series C Preferred Stock are entitled to receive for each share of Series C Preferred Stock a dividend or distribution in the amount of the dividend or distribution that would be received by a holder of the Common Stock into which such share of Series C Preferred Stock is convertible on the record date for such dividend or distribution. If the Company declares a dividend or distribution on any other class or series of preferred stock (e.g., the Series B Preferred Stock), the holders of shares of Series C Preferred Stock are entitled to receive a dividend or distribution in an amount per share in proportion to the dividend or distribution declared on a share of such other class or series based upon the liquidation preference of a share of the Series C Preferred Stock relative to that of a share of such other class or series, unless the holders of at least 66-2/3% of the outstanding shares of Series C Preferred Stock consent otherwise. The Company does not intend to pay cash dividends on the Series C Preferred Stock or the underlying Common Stock for the foreseeable future.

Liquidation Preference. In the event of (i) a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) a sale or other disposition of all or substantially all of the assets of the Company or
(iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or the shares of Common Stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash or any other property (a "Merger Transaction") (clauses (i), (ii) and (iii) being collectively referred to as a "Liquidation Event"), after payment or provision for payment of debts and other liabilities of the Company, the holders of the Series C Preferred Stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders, whether such assets are capital, surplus, or earnings, before any payment or declaration and setting apart for payment of any amount is made in respect of the stock junior to the Series C Preferred Stock, an amount equal to $100.00 per share plus an amount equal to all declared and unpaid dividends thereon (the "Liquidating Payment"); provided, however, in the case of a Merger Transaction, such $100.00 per share may be paid in cash or securities (valued at the closing price (as defined in the Certificate of Designation) of such security) of the entity surviving the Merger Transaction. In case of any Liquidation Event, (x) after payment to the holders of the Series C Preferred Stock of their Liquidating Payment, each share of Series C Preferred Stock then outstanding will be converted in such Liquidating Event on the terms set forth in the Certificate of Designation (see "Conversion" summary below) into the kind and amount of shares of stock or other consideration receivable in connection with such transaction by a holder of the number of shares of Common Stock into which such shares of Series C Preferred Stock could have been converted immediately prior to such transaction, and (y) the entire remaining assets, if any, of the Company legally available for distribution, will be distributed among the holders of the Common Stock (including any holders of Common Stock issued upon conversion of shares of Series C Preferred Stock and any other series of preferred stock of the Company entitled to participate on an as-converted basis in the transaction with the Common Stock) in proportion to the shares of Common Stock then held by them. If upon any Liquidation Event, whether voluntary or involuntary, the assets to be distributed to the holders of the Series C Preferred Stock are insufficient to permit the payment to such stockholders of the full Liquidating Payment, then all of the assets of the Company to be distributed will be so distributed ratably to the holders of the Series C Preferred Stock on the basis of the number of shares of Series C Preferred Stock held. A consolidation or merger of the Company with or into another corporation, other than in a transaction described in clause (iii), will not be considered a liquidation, dissolution or winding up of the Company or a sale or other disposition of all or substantially all of the assets of the Company and accordingly the Company will make appropriate provision to ensure that the terms of this Certificate of Designations survive such transaction. All shares of Series C Preferred Stock will rank as to payment upon the occurrence of any of the events described in clauses (i), (ii) and (iii) senior to the Common Stock as provided herein and, unless the terms of such series provide otherwise, senior to all other series of the Company's preferred stock but pari passu with the Company's Series B Convertible Preferred Stock.

Conversion. The shares of Series C Preferred Stock are convertible, in whole or in part, at the option of the holder thereof, into fully paid and nonassessable shares of Common Stock and such other securities and property as hereinafter provided. The shares of Series C Preferred Stock are convertible initially at the rate of 30.76923 shares of Common Stock for each full share of Series C Preferred Stock and are subject to adjustment as provided herein. The 101,300 shares of Series C Preferred Stock issued in the Series C Offering are presently convertible into 3,116,923 shares of Common Stock. The "conversion rate" applicable to a share of Series C Preferred Stock is the number of shares of Common Stock and number or amount of any other securities and property as hereinafter provided into which a share a Series C Preferred Stock is then convertible and will be determined by dividing $100.00 by the then existing conversion price. The initial conversion price is $3.25 (the "conversion price").

The conversion rate (and the corresponding conversion price) are subject to adjustment as described in the Certificate of Designations upon the occurrence of certain mergers, reorganizations, consolidations, reclassifications, rights issuances, stock dividends or stock splits which will result in an increase or decrease in the number of shares of Common Stock outstanding.

Mandatory Conversion at Option of Corporation. If the Common Stock is listed for quotation on the Nasdaq National Market System, the Company, at its option, may cause the Series C Preferred Stock to be converted in whole, or in part, on a pro rata basis, into fully paid and nonassessable shares of Common Stock and such other securities and property as therein provided if the closing bid price of Common Stock has exceeded 300% of the then applicable conversion price for at least 20 trading days in any 30 consecutive trading day period.

Voting Rights. At all meetings of stockholders, the holders of the Series C Preferred Stock have the right to cast the number of votes equal to the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock at the record date for determination of such stockholders entitled to vote. In addition, so long as 25% of the shares of Series C Preferred Stock remain outstanding, the holders of 66.67% of the Series C Preferred Stock are entitled to approve (i) the issuance of any securities of the Company ranking prior to the Series C Preferred Stock upon liquidation, dissolution or winding up of the Company or a sale of all or substantially all of the assets of the Company or as to dividends or distributions or (ii) any alteration, amendment or repeal of any provision of the Certificate of Incorporation, as amended, or the Bylaws of the Company that adversely affects the relative rights, preferences, qualifications, limitations or restrictions of the Series C Preferred Stock.

Preemptive Rights. The Series C Preferred Stock is not entitled to any preemptive or subscription rights in respect of any securities of the Company.

(b) In January, 1999 the Company issued options to certain members of its Board of Directors as compensation for their services for the upcoming year. The four outside Directors each received options to purchase 8,101 shares of Common Stock at an exercise price of $2.47 per share. The options vest over four calendar quarters, commencing March 31, 1999. The options expire March 31, 2006.

(c) In March, 1999 the Company issued options to its newly elected member of its Board of Director's , James L. Currie. Mr. Currie received an option to purchase 4,938 shares of Common Stock at an exercise price of $3.375 per share. The options vest in four installments over ten months and expire March 1, 2006.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

11.1  Statement Concerning Computation of Per Share Earnings

27.1  Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed two reports on Form 8-K during the three months ended March 31, 1999:

The first report was filed on January 28, 1999, relating to a press release dated January 28, 1999, announcing the Company's financial results for the year ended December 31, 1998.

The second report was filed on March 8, 1999, relating to a press released dated March 3, 1999 announcing the Company's completion of the Series C Preferred Stock offering. See Item 2 above, "Changes in Securities."

            Signatures

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVAX Technologies, Inc.
                                                (Registrant)

Date: May 14, 1999
                                          /s/ Jeffrey M. Jonas, M.D.
                                          -------------------------------------
                                          Jeffrey M. Jonas, M.D.
                                          President and Chief Executive Officer

Date: May 14, 1999
                                          /s/ David L. Tousley
                                          -------------------------------------
                                          David L. Tousley
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and
                                          Accounting Officer)