Form 10QSB
period 1999-06-30
AVAX TECHNOLOGIES INC
filed 1999-08-13
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                        Commission file number 333-09349

`                        --------------------------------

                             AVAX TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                     13-3575874
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                            Identification No.)

          4520 Main Street, Suite 930
             Kansas City, Missouri                                64111
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (816) 960-1333

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of July 26, 1999, 10,850,802 shares of the Registrant's common stock par value $.004 per share, were outstanding.

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

 Item 1. Financial Statements
         BALANCE SHEETS -- As of December 31, 1998
         and June 30, 1999 (Unaudited) .................................  Page 3

         STATEMENTS  OF OPERATIONS  (Unaudited)  -- For the
           Three months and Six Months Ended June 30, 1998 and June 30,
           1999; and for the Period from January 12, 1990 (Incorporation)
           through June 30, 1999 .......................................  Page 4

        STATEMENTS  OF CASH FLOWS  (Unaudited)  -- For the
          Six Months Ended June 30, 1998 and June 30, 1999 and for the
          Period from January 12, 1990 (Incorporation) through June 30,
          1999 .........................................................  Page 5
        Notes to Financial Statements ..................................  Page 7

 Item 2.  Management's Discussion and Analysis of  Financial Condition
          and Results of Operations ....................................  Page 9

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings ............................................ Page 12
 Item 2.  Change in Securities ......................................... Page 12
 Item 4.  Submission of Matters to a Vote of Security Holders .......... Page 12
 Item 6.  Exhibits and Reports on Form 8-K ............................. Page 13

 Signatures ............................................................ Page 14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                                 Balance Sheets

                                                                                   December 31,      June 30,
                                                                                       1998            1999
                                                                                   ----------------------------
Assets                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                       $    344,940    $    765,632
   Marketable securities                                                              9,377,678      13,421,016
   Prepaid expenses and other current assets                                            230,701         164,181
                                                                                   ----------------------------
Total current assets                                                                  9,953,319      14,350,829
Property, plant and equipment at cost                                                 1,225,891       2,413,721
   Less accumulated depreciation                                                         35,477          48,287
                                                                                   ----------------------------
Net property, plant and equipment                                                     1,190,414       2,365,434
                                                                                   ----------------------------
Total assets                                                                       $ 11,143,733    $ 16,716,263
                                                                                   ============================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued liabilities                                        $    886,646    $    582,695
                                                                                   ----------------------------
Total current liabilities                                                               886,646         582,695
Commitments and contingencies
Stockholders' equity :
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B - 300,000 shares and
       Series C - 120,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 112,689 and 84,748 at December 31, 1998 and June 30, 1999, respectively (liquidation preference - $15,213,015
         and $11,575,980 at December 31, 1998 and June 30, 1999,  respectively)           1,127             848
     Series C convertible preferred stock:
       Issued and outstanding shares - 101,300 at June 30, 1999 (liquidation
         preference - $10,130,000)                                                           --           1,013
   Common stock, $.004 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,007,119 and 10,756,890 at December 31,
        1998 and June 30, 1999,  respectively                                            40,028          43,022
   Additional paid-in capital                                                        23,999,855      33,280,866
   Subscription receivable                                                                 (422)           (422)
   Deferred compensation                                                               (425,224)       (290,674)
   Deficit accumulated during the development stage                                 (13,358,277)    (16,901,085)
                                                                                   ----------------------------
Total stockholders' equity                                                           10,257,087      16,133,568
                                                                                   ----------------------------
Total liabilities and stockholders' equity                                         $ 11,143,733    $ 16,716,263
                                                                                   ============================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                     Period from
                                                                                                  January 12, 1990
                                                                                                   (Incorporation)
                                          Three months ended              Six months ended             Through
                                               June 30,                       June 30,                June 30,
                                        1998            1999            1998            1999            1999
                                   -------------------------------------------------------------------------------
Gain from sale of the Product      $         --    $         --    $         --    $         --    $  1,951,000

Costs and expenses:
   Research and development           1,152,779       1,272,463       2,110,143       2,331,501      11,151,929
   Marketing and selling                     --              --              --              --         543,646
   General and administrative           577,504         813,641       1,228,156       1,537,585       9,615,944
                                   -------------------------------------------------------------------------------
Total operating loss                 (1,730,283)     (2,086,104)     (3,338,299)     (3,869,086)    (19,360,519)
Other income (expense):
   Interest income                      170,855         183,207         378,565         326,278       2,959,959
   Interest expense                          --              --              --              --        (646,293)
   Other, net                                --              --              --              --         145,768
                                   -------------------------------------------------------------------------------
Total other income (expense)            170,855         183,207         378,565         326,278       2,459,434
                                   -------------------------------------------------------------------------------
Net loss                             (1,559,428)     (1,902,897)     (2,959,734)     (3,542,808)    (16,901,085)
Amount payable for
 liquidation preference                      --              --              --              --      (1,870,033)
                                   -------------------------------------------------------------------------------
Net loss attributable to
common stockholders                $ (1,559,428)   $ (1,902,897)   $ (2,959,734)   $ (3,542,808)   $(18,771,118)
                                   ===============================================================================

Net loss per common share          $       (.31)   $       (.18)   $       (.61)   $       (.34)
                                   =============================================================
Weighted average number of
   shares outstanding                 5,044,755      10,531,964       4,884,988      10,344,847
                                   =============================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           Period from January
                                                                                                 12, 1990
                                                                                             (Incorporation)
                                                             Six months ended June 30,         To June 30,
                                                               1998             1999              1999
                                                         -----------------------------------------------------
Operating activities
Net loss                                                 $  (2,959,734)   $  (3,542,808)      $ (16,901,085)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             144,111          147,360             949,291
     Compensatory stock issue                                       --               --              25,000
     Gain from sale of the Product                                  --               --          (1,951,000)
     Gain on sale of intellectual property                          --               --                (787)
     Accretion of interest on common stock receivable               --               --            (449,000)
     Accretion of interest on amount payable to
       preferred stockholders and Former Officer                    --               --             449,000
     Loss on sale or abandonment of furniture and
       equipment                                                    --               --              37,387
     Issuance of common stock for services                          --               --             147,000
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets               (44,015)          66,520            (164,181)
       Accounts payable and accrued liabilities                  7,204         (303,951)            582,695
       Amount payable to Former Officer                             --               --              80,522
                                                         -----------------------------------------------------
Net cash used in operating activities                       (2,852,434)      (3,632,879)        (17,195,158)

Investing activities
Purchase of marketable securities and short-term
   investments                                              (2,191,301)     (59,736,218)       (157,913,425)
Proceeds from sale of marketable securities                         --       55,692,880         137,375,937
Proceeds from sale of short-term investments                        --               --           7,116,472
Purchases of furniture and equipment                           (16,777)      (1,187,830)         (2,479,655)
Proceeds from sale of furniture and equipment                       --               --               4,600
Organization costs incurred                                         --               --              (1,358)
                                                         -----------------------------------------------------
Net cash used in investing activities                       (2,208,078)      (5,231,168)        (15,897,429)

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                           Period from January
                                                                                                 12, 1990
                                                                                             (Incorporation)
                                                             Six months ended June 30,         To June 30,
                                                               1998             1999              1999
                                                         -----------------------------------------------------
Financing activities
Proceeds from issuance of notes payable to related
   party                                                 $          --    $          --       $     957,557
Principal payments on notes payable to related party                --               --            (797,000)
Proceeds from loans payable                                         --               --           1,389,000
Principal payments on loans payable                                 --               --          (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                     (76)              --                 (76)
Financing costs incurred                                            --               --             (90,000)
Payments received on subscription receivable                     1,746               --               4,542
Proceeds received from exercise of stock warrants                   --               --               6,250
Net proceeds received from issuance of preferred
   and common stock                                                 --        9,284,739          33,776,946
                                                         -----------------------------------------------------
Net cash provided by financing activities                        1,670        9,284,739          33,858,219
                                                         -----------------------------------------------------

Net increase (decrease) in cash and cash equivalents        (4,124,518)         420,692             765,632

Cash and cash equivalents at beginning of period            13,832,179          344,940                  --
                                                         =====================================================
Cash and cash equivalents at end of period               $   9,707,661    $     765,632       $     765,632
                                                         =====================================================
Supplemental disclosure of cash flow information
Interest paid                                            $          --    $          --       $     197,072
                                                         =====================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
                 For the Six Months ended June 30, 1998 and 1999

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

The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, obtaining and enforcing patents, receiving regulatory approval, controlling research and development, expanding the Company's manufacturing facilities, meeting obligations and requisite research funding levels under license agreements, obtaining and defending patents, competition with other biotechnology and pharmaceutical companies and obtaining additional funds. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

2. Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six month periods ended June 30, 1998 and 1999 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, particularly under the headings "Risk Factors," and including risks relating to the ability to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to control the research and development of product candidates, to expand our limited manufacturing facilities, to meet obligations and required research funding levels under its license agreements, to obtain and defend our patents and operate without infringing upon the rights of others, to compete successfully against other products and technologies similar to ours, and to obtain additional funds. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company is engaged primarily in the development and commercialization of the AC Vaccine(TM) technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue to conduct substantial research and development of the AC Vaccine technology, including multi-center pivotal registration clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will continue to expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is also treating post-surgical stage 3 patients in its Phase 1/2 clinical trial of O-Vax(TM), its AC Vaccine for ovarian cancer and has commenced enrollment of patients for this clinical trial. The Company has received agreement from the National Cancer Institute to fund a Phase 1/2 trial in ovarian cancer. The Company also plans to evaluate the AC Vaccine(TM) in other cancers and to initiate similar Phase 1/2 clinical trials where appropriate. In order to support these clinical trial efforts, the Company completed construction of a new facility for the manufacture of its products in April, 1999.

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

The Company may acquire additional products and technologies during the next 12 months, which may or may not be in the cancer immunotherapy field. Should the Company acquire additional products or technologies, it is anticipated that they will require substantial resources for research, development and clinical evaluation. There can be no assurance, however, that the Company will be able to acquire any additional products, or obtain the additional financing necessary to acquire and develop any additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In that event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. If the Company fails to raise any funds it requires, it may be necessary for the Company to reduce significantly its activities or cease operations.

The Company's research and development expenses have increased 10.49% from $2,110,143 in the Six months ended June 30, 1998 to $2,331,501 in the six months ended June 30, 1999. The increase is due primarily to the ongoing efforts in supporting the pivotal registration trial for M-Vax. The Company's general and administrative expenses have increased approximately 25.2% from $1,228,156 in the six months ended June 30, 1998 to $1,537,585 in the six months ended June 30, 1999. Cost increases relate primarily to business development activities and the Company's expansion of commercial efforts in Australia. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M compounds and as the Company's manufacturing facility is brought on line for clinical production.

During the past 12 months, the Company hired eleven new employees bringing the total headcount as of June 30, 1999 to 18 persons. It is anticipated that the Company will hire additional new employees, particularly in connection with the recent opening of the facility for the manufacture of the AC Vaccine(TM) products and the anticipated commercial activities in Australia.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 1999, the Company completed the offering of Series C Preferred Stock and related warrants, from which the Company received net proceeds of approximately $9,300,000. The Company currently anticipates that its current resources (after this offering) should be sufficient to fund operations until approximately the next third or fourth quarter of 2000, based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. The Company's working capital requirements will depend upon numerous factors, including, the progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations until approximately the third or fourth quarter 2000, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company in its research and development programs. Since the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

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

Item 2. Changes in Securities.


(a) In June, 1999 the Company issued options to purchase Common Stock to James
L. Currie, the newest member of the Company's Board of Directs. Mr. Currie received options to purchase 4,938 shares of Common Stock at an exercise price of $3.375 per share. The options vest in four installments over ten months and expire March 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

At an annual meeting of the stockholders of the Company, held on June 3, 1999 (the "Annual Meeting"), the following matters were voted on by the stockholders:
(i) the election of six directors and (ii) ratification of the selection of Ernst & Young, LLP, as auditors for the fiscal year ending on December 31, 1999. The six directors elected, who constitute the Board of Directors of the Company, are Jeffrey M. Jonas, M.D., James L. Currie, Edson D. de Castro, John K. A. Prendergast, Ph.D., Carl Spana, Ph.D., and Michael S. Weiss, Esq. The following tables set forth the total votes, with Common Stock and Series B Convertible Preferred Stock voting as a single class:

(i) Election of Directors

                                  Affirmative Votes  Negative Votes  Abstentions
                                  -----------------  --------------  -----------
     Jeffrey M. Jonas, M.D.           9,053,614            0           241,204
     James L. Currie                  9,053,614            0           241,204
     Edson D. de Castro               9,053,614            0           241,204
     John K. A. Prendergast, Ph.D.    9,053,614            0           241,204
     Carl Spana, Ph.D.                9,053,614            0           241,204
     Michael S. Weiss, Esq.           9,053,614            0           241,204


                                                                             Broker
                            Affirmative Votes  Negative Votes  Abstentions  Non-Votes
                            -----------------  --------------  -----------  ---------
(ii)  Selection of              9,287,791            0            7,027         0
       Ernst & Young, LLP

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

11.1 Statement Concerning Computation of Per Share Earnings

27.1 Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed five reports on Form 8-K during the Three months ended June 30, 1999:

The first report was filed on April 22, 1999 related to a press release which was issued on April 5, 1999 announcing that the Company's investigational proprietary Autologous Cell vaccine for the treatment of Stage 3 melanoma, M-Vax(TM), received Orphan Drug designation from the U.S. Food and Drug Administration.

The second report was filed on April 22, 1999 related to a press release which was issued on April 13, 1999 announcing new results in its continuing testing and evaluation of the Company's AC Vaccine(TM) for the treatment of patients with Melanoma, M-Vax(TM).

The third report was filed May 25, 1999 related to a press release which was issued on May 13, 1999 which discussed clinical trial results achieved by the Company'sAC Vaccine(TM) product for the treatment of ovarian cancer, O-Vax(TM).

The fourth report was filed on June 21, 1999 related to a press release which was issued on May 19, 1999 which discussed the Company's collaboration with the University of Tokyo to perform Phase 1/2 trials in breast cancer.

The fifth report was filed on June 21, 1999 related to a press release dated June 15, 1999 which announced the Company's collaboration with Neptunus International Holdings Limited for the commercialization of the Company's AC Vaccine technology in Australia and New Zealand and also announcing that the Company will begin to market its cancer vaccine M-Vax in Australia.

            Signatures

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVAX Technologies, Inc.
                                               (Registrant)


Date: August 12, 1999
                                          /s/ Jeffrey M. Jonas, M.D.
                                          --------------------------------------
                                          Jeffrey M. Jonas, M.D.
                                          President and Chief Executive
                                          Officer


Date: August 12, 1999
                                          /s/ David L. Tousley
                                          --------------------------------------
                                          David L. Tousley
                                          Chief Financial Officer and
                                          Secretary
                                          (Principal Financial and
                                          Accounting Officer)