Form 10KSB/A
period 1998-12-31
AVAX TECHNOLOGIES INC
filed 1999-10-19
CIK 1015441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. |_|

The issuer's revenues for the period ended December 31, 1998 were $-0-.

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

Transitional Small Business Disclosure Format: Yes |_|   No |X|

                             AVAX Technologies, Inc.

                             Index to Form 10-KSB/A

                                (Amendment No. 1)

                                     PART I                                 Page
                                                                            ----

Item  1. Description of Business...............................................1

Signatures....................................................................19

            CAUTIONARY STATEMENT CONCERNING FORWARDLOOKING STATEMENTS

      In this Report, we make statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about our future business plans and strategies, and most other statements that are not historical in nature. These forward-looking statements are based on our current expectations. You will find many of these statements in the following sections:

      o     "Description of Business--GENERAL" on page 1; and

      o     "Description of Business--RISK FACTORS" on page 12.

      Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, we have listed below a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors might include:

      o Uncertainty about whether our AC Vaccine(TM) technology can be developed to produce safe, effective and commercially viable products.

      o Uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the United States.

      o The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

      o Our need to expand our limited manufacturing facilities or depend on third parties to manufacture and distribute our products.

      o Our financial and development obligations and our responsibility to meet requisite research funding levels under our license and research agreements in order to protect our rights to our products and technologies.

      o Our difficulty or inability to obtain or defend our patents, or operate without infringing upon the rights of others.

      o Our difficulty or inability to compete with other companies, research institutes, hospitals and universities that are developing and producing products and technologies similar to ours.

      o Our history of operating losses, our need to raise more money before the end of the third quarter of 2000, and the uncertainty of our future profitability.

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

      Melanoma patients may be categorized according to the following staging system:

      o Stage 1--lesion less than 1.5mm thickness and no apparent metastasis;

      o Stage 2--lesion greater than 1.5mm thickness and local spreading from primary cancer site;

      o Stage 3--metastasis to regional draining lymph nodes and regional spread from primary cancer site; and

      o     Stage 4--distant metastasis.

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

RISK FACTORS

      Investing in our common stock involves a high degree of risk. Before you make a decision about investing in our common stock, carefully consider the risk factors listed below, as well as the rest of the information contained in this annual report on Form 10-KSB and our other reports filed with the Securities and Exchange Commission.

Our AC Vaccine(TM) technology may not produce safe, effective or commercially viable products.

      Our AC Vaccine technology is a new approach to the treatment of cancer. It is a patient specific immunotherapy that utilizes the patient's own tumor cells to stimulate the patient's immune system to recognize, attack and destroy cancer cells. Our core technology applies to all types of cancer, but treatment of each type of cancer requires slight modifications in the selection and processing of a patient's cells for production of the appropriate AC Vaccine. Several companies are developing immunotherapy products, but we are not aware of any immunotherapy products developed for the treatment of cancer that have been approved by the FDA for commercial marketing. We have submitted a company-sponsored Investigational New Drug Application to the FDA and begun clinical trials for M-Vax(TM). A clinical trial for O-Vax(TM) is being conducted under a physician-sponsored Investigational New Drug Application. We are in various stages of research and development for several other AC Vaccine products. We cannot be certain that any of our AC Vaccine products will be safe and effective for patients. If our AC Vaccine technology fails to generate products that can be successfully developed and commercialized, our business and financial condition will be materially and adversely affected.

The U.S. clinical trial and regulatory approval process for our products will be expensive and time consuming, and the outcome is uncertain.

      Before obtaining regulatory approval for the commercial sale of our products in the U.S., we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective. We will incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials of our products. The results from pre-clinical testing and early clinical trials are not totally predictive of results that may be obtained in later clinical trials. Data obtained from pre-clinical testing and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. In addition, we must rely on third parties for production and supply of certain materials necessary for our clinical trials. Our business and financial condition will be materially and adversely affected by any delays in, or termination of, our clinical trials.

The clinical success of M-Vax and O-Vax is uncertain.

      Only two of our products, M-Vax and O-Vax , are currently undergoing clinical trials. Although to date the clinical trials for M-Vax have supported its safety and effectiveness, the data that have been obtained are still insufficient to support an application for regulatory approval in the United States without further clinical trials. We recently began a pivotal registration clinical trial for M-Vax that is planned to involve at least 400 patients at 25 different locations around the country. Although we are currently conducting Phase 1 clinical trials for O-Vax, to date we have only obtained delayed type hypersensitivity data on O-Vax and preliminary clinical data in patients with ovarian cancer. Moreover, our clinical trials for both M-Vax and O-Vax are being conducted with patients who are in advanced stages of melanoma and ovarian cancer. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to M-Vax or O-Vax. In addition, as M-Vax and O-Vax advance through the several stages of clinical trials, it may be difficult if not impossible to continue to enroll the requisite number of patients (several hundred patient volunteers for a typical Phase 3 clinical trial) who meet the requirements of the study and who are willing to participate. We cannot assure you that we will be able to complete successfully the clinical trials or gain regulatory approval for M-Vax, O-Vax or any of our other potential AC Vaccine products.

We are a development stage biopharmaceutical company, and we may never develop or successfully market any products.

      You must evaluate us in light of the expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control. These include unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. Our products are at various stages of research and development and may never be successfully developed or marketed. We cannot assure you that our products, even if successfully developed and approved, will generate sufficient or sustainable revenues to enable us to be profitable.

We may have to depend on third parties to market and distribute any of our products approved for commercialization.

      We currently do not have the resources to market or distribute directly M-Vax, O-Vax or any other products we may develop in the future. Moreover, it may be particularly difficult and expensive to distribute our AC vaccine products, because they are custom made for each individual patient. We will need additional financing to hire and train an internal sales force to market and distribute our products. If we are unable to obtain the requisite funding, or if we determine that developing our own internal sales force is not cost effective, we do not know if we will be able to contract with third parties for those services on terms acceptable to us. We may have less control over marketing and distribution activities performed by third parties than if we were performing those functions with our own facilities and employees. This lack of direct control could adversely affect the results of these activities.

We have limited manufacturing facilities, so we may have to expand our facilities or depend on third parties to manufacture our products.

      We recently completed construction of a manufacturing facility in Pennsylvania. The approval of our company-sponsored Investigational New Drug Application for M-Vax allows us to produce M-Vax at the new facility for use in our clinical trials. The new facility was constructed for the production of our AC Vaccine and other biological products, and was built to comply with current Good Manufacturing Practice standards. As part of the final regulatory approval of M-Vax for commercialization, our manufacturing facility will have to be licensed by the FDA. We do not know if the FDA will license our new facility. Although we expect the new Pennsylvania facility to support adequately our planned clinical trials, we will probably have to expand our manufacturing efforts in the future if any of our products are approved for commercialization. We are also in the process of building or acquiring an existing manufacturing facility in Australia, subject only to the facility's licensure by Australia's Therapeutic Goods Administration. We will need substantial additional moneys and qualified personnel if we are to expand our manufacturing capabilities. If we have to contract with third parties to assist in manufacturing our products, we cannot guarantee that a third party will be able to manufacture our products in a timely fashion, or that our customized products, if approved for marketing, will be available from contract manufacturers at acceptable costs. We may also be subject to risks relating to the expense, or unavailability of materials manufactured or sold by third parties that are required for use in our clinical trials and studies for our products.

We could lose the rights to our products and technologies.

      We are a party to several license and research agreements that place substantial responsibility on our licensors for research and clinical development of our products and technologies. We have financial, development and other obligations under those agreements. Our primary responsibility under our license and research agreements is to meet requisite research funding levels. If we fail or are delayed in meeting our obligations, we could lose the rights to our products and technologies, or lose the right to have others conduct our research and development.

We may not be able to obtain or defend our patents, or operate without infringing upon the rights of others.

      We, as well as our current and potential future licensors, may be unable or have difficulty obtaining and defending our patents and maintaining our trade secrets. If so, we could be delayed or prevented from manufacturing or using or selling our products. It is also possible that one of our products or technologies may infringe upon an existing U.S. or foreign patent of a third party, or that other patents could issue in the future that could interfere with our ability to make or sell our products. If we are involved in a patent dispute we may have to pay significant legal costs, license fees or damages, and we may have to stop producing and selling our products and technologies.

We are dependent on our small management team.

      In addition to the specialized scientific knowledge provided us by outside scientists, consultants and our Scientific Advisory Board, we are dependent upon our small management team to obtain funding for the research and development of our products, to decide which of our products to promote, to shepherd our products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. We cannot guarantee that we will be able to retain our existing personnel or that we will be able to attract, retain and motivate any additional qualified employees required for the expansion of our activities. Our failure to do these things could disrupt or delay our development programs.

We may not be able to compete with other companies, research institutes, hospitals and universities that are developing and producing cancer treatment products and technologies.

      Many other companies, research institutes, hospitals and universities are working to develop products and technologies in our specific field of cancer research. Many of these entities have more experience than we do in developing and producing cancer treatment products. Most of these entities also have much greater financial, technical, manufacturing, marketing, distribution and other resources than we do. We believe that numerous pharmaceutical companies are engaged in research and development efforts for products that could directly compete with our products under development. In addition, some of our competitors have already begun testing products and technologies similar to ours. These other entities may succeed in developing products before us or that are better than those that we are developing. We expect competition in our specific area of research to intensify.

Marketing our products to the public may expose us to product liability claims.

      Marketing our products to the public may expose us to product liability claims. If a product liability dispute is decided against us, we might incur significant money damages that could exceed our financial resources, including the limits of our product liability insurance. Even if we experience no significant judgments or settlements against us, the costs of defending product liability claims could have a major adverse effect on our management's time and our cash resources. Our primary research and license agreements require us to indemnify the universities, their trustees, officers, employees and agents, as well as Dr. Berd from any claims arising out of the clinical study and research program carried out pursuant to the license and research agreement, except that we are not liable for any University's negligence, wrongdoing, or failure to follow the research protocol. We will also likely be required to indemnify any future licensors or persons with whom we establish a marketing, manufacturing or other collaborative arrangement, against product liability claims incurred as a result of the products we develop.

We have a history of operating losses and our future profitability is uncertain.

      We have had substantial operating losses since our business first began. We lost approximately $5.8 million in calendar year 1998, and, as of December 31, 1998, our accumulated deficit was approximately $13.4 million. We expect to incur significant increasing losses over the next several years as we expand our research and development programs. We expect the increased expenses to come from our efforts to obtain final testing and regulatory approval of M-Vax, further clinical testing of O-Vax and pre-clinical studies and clinical testing for our other products under development.

We will need to raise more money before the end of the third quarter of 2000.

      We will need to raise more money before the end of the third quarter of 2000 to continue research and product development, and to pursue the manufacture and marketing of any products that we may develop. Although we completed a $10.1 million private placement of Series C preferred stock on March 1, 1999, we anticipate those funds and other cash resources of the company only will be sufficient to fund our expected activities through 1999 and into the year 2000. We have no way of knowing if we will be able to complete any additional financings in the future. Even if we are able to obtain future financings, the terms offered to us may significantly limit our financial and operating flexibility, or may not be acceptable to us. If we fail to raise sufficient funds when needed and on reasonable terms, we may have to modify or cease some or all of our product development programs. Our current cash resources (including the net proceeds of the March, 1999 private placement) should be sufficient to fund operations (as presently conducted and with planned expansions of research and development in 1999) until approximately the third or fourth quarter of 2000.

We face uncertainty over reimbursement and healthcare reform.

      In both the U.S. and other countries, sales of our products will depend in part upon the availability of reimbursement from third-party payors, which include government health administration authorities, managed care providers, and private health insurers. Third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved health care products. Our products may not be considered cost effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in the research and development of our products. The U.S. and other countries continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of our products may change before our products are approved for marketing to the public. Adoption of new legislation and regulations could further limit reimbursement for our products. If third-party payors fail to provide adequate coverage and reimbursement rates for our products, the market acceptance of our products may be adversely affected. In which case, our business and financial condition will suffer.

Collectively, our directors, officers and key stockholders own enough of our common stock to control and direct the management of our company.

      Our directors, officers and key stockholders collectively own approximately 36% of our common stock (on a fully-diluted basis after giving effect to the conversion of all the preferred stock into common stock). They have the ability to exert substantial influence over the direction and policies of our company. If they choose to act together, they may have the voting power to elect our board of directors and to control the outcome of issues submitted to our stockholders.

We expect the price of our common stock to be highly volatile.

      The market price of our common stock, like that of many other development-stage pharmaceutical or biotechnology companies, may be highly volatile. For the 12 month period beginning June 1, 1998 through May 31, 1999, the price of our common stock has ranged from $1 to $7. We expect the price of our common stock to remain volatile. In addition to general market fluctuations, the following are examples of public disclosures by our company or others, that could have a significant impact on the price of our common stock:

      o     technological innovations or new products

      o     results of pre-clinical or clinical testing of products

      o     adverse reactions to products

      o governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals

      o changes in U.S. or foreign regulatory policy during the period of product development

      o developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights

      o public or regulatory agency concerns regarding the safety or effectiveness of our products

      o     quarterly variations in operating results

The trading volume of our common stock is low and a more active market may never develop.

      Our common stock is listed for quotation on the Nasdaq SmallCap Market. The average daily trading volume in our common stock varies significantly, but is usually low. For the 12-month period beginning June 1, 1998 through May 31, 1999, the average daily trading volume in our common stock was 41,026 shares and the average number of transactions per day was 31. This low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices. We cannot guarantee that there will be a more active trading market for our common stock in the future. In addition, we cannot assure you that we will be able to continue to adhere to the strict listing criteria for the SmallCap Market, that we are required to meet. Consequently, the liquidity of our common stock could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and media coverage of our company.

Certain provisions of our Certificate of Incorporation, have antitakeover effects.

      Our Certificate of Incorporation, as amended, authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Unlike common stock, the designation, and the rights and preferences of blank check preferred stock are not set out in a company's Certificate of Incorporation. The specific designation, rights and preferences of blank check preferred stock are determined by the company's board of directors at the time they decide to issue the preferred stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights that could have a negative effect on the voting power or other rights of common stockholders. If our board of directors decides to issue blank check preferred stock, the new series of preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

      Our board of directors used the blank check preferred stock powers granted to it when we issued our Series B preferred stock in May and June, 1996 and when we issued the Series C preferred stock in March, 1999.

The rights of our preferred stockholders are superior to the rights of our common stockholders.

      The holders of our Series B preferred stock and our Series C preferred stock have certain rights that are superior to the rights of holders of our common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, or (2) in the event that we cease to exist by virtue of a merger in which we are not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of our company, holders of our Series B preferred stock will receive $135 per share in cash or securities, and holders of our Series C preferred stock will receive $100 per share in cash or securities, before any distributions are made to the holders of our common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of our common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

Certain sections of Delaware's General Corporation Law, by which we are governed, have antitakeover effects.

      Our company was organized under the laws of the State of Delaware, and therefore we are subject to the General Corporation Law of the State of Delaware. Section 203 of that law, subject to certain exceptions, prohibits a Delaware corporation like us from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by that entity or person. Accordingly, Section 203 could discourage third parties from making tender offers for our shares and, as a consequence, Section 203 could prevent fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Section 203 could also be used by the company to attempt to prevent changes in our management.

We have never paid a cash dividend and we do not expect to pay a cash dividend in the near future.

      We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends for the foreseeable future.

We may not be Year 2000 compliant.

      Many computer systems will not recognize date sensitive information when the year changes to 2000. Computers which refer to years in terms of their final two digits may interpret the year 2000 to mean the year 1900. If our systems or software licensed from third parties do not properly recognize date sensitive information, our systems could generate erroneous data or fail. We are in the process of inventorying our information technology infrastructure, hardware and software, and are in the process of an ongoing assessment of our year 2000 compliance. We have also made inquiries of our suppliers and third parties with whom we have significant business relationships regarding their year 2000 compliance. We have been informed by Thomas Jefferson University that the software used to monitor clinical trial information is not Year 2000 compliant. We intend to update this database application by the end of 1999. To the extent that the software is found to be noncompliant, we have alternative methods in place to ensure the functions performed by the software will be completed. To date, we are not aware of any other clinical processing site or financial institutions with a year 2000 problem that would materially adversely affect our operations, liquidity or capital resources. We have been advised by our financial institutions that we will receive certifications confirming that their computer systems are year 2000 compliant. We intend to develop contingency plans to address any other year 2000 compliance risks that have not been uncovered by our ongoing evaluation efforts. Although we have no means of ensuring that our suppliers and financial institutions will be year 2000 ready, we will, to the extent practicable, continue to monitor their compliance. We cannot assure you, however, that year 2000 problems will not arise.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                    AVAX TECHNOLOGIES, INC.

Date: October 19, 1999              By: /s/ Jeffrey M. Jonas, M.D.
                                        --------------------------

                                    Jeffrey M. Jonas, M.D.
                                    Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

       Signature                       Name & Title                  Date
       ---------                       ------------                  ----


/s/ Jeffrey M. Jonas, M.D.      Jeffrey M. Jonas, M.D.          October 19, 1999
---------------------------     Chief Executive Officer,
                                President and Director


/s/ David L. Tousley            David L. Tousley                October 19, 1999
---------------------------     Chief Financial Officer and
                                Secretary (Principal Financial
                                and Accounting Officer)


/s/ Edson D. de Castro          Edson D. de Castro              October 19, 1999
---------------------------     Director


/s/ John K. A. Prendergast,     John K. A. Prendergast, Ph.D.   October 19, 1999
    Ph.D.                       Director
---------------------------


/s/ Carl Spana, Ph.D.           Carl Spana, Ph.D.               October 19, 1999
---------------------------     Director


/s/ James Currie                James Currie                    October 19, 1999
---------------------------     Director


/s/ Michael S. Weiss            Michael S. Weiss                October 19, 1999
---------------------------     Director


/s/ Andrew W. Dahl, Sc.D.       Andrew W. Dahl, Sc.D.           October 19, 1999
---------------------------     Director


/s/ Gary S. Lazar, M.D.,        Gary S. Lazar, M.D., F.A.C.P.   October 19, 1999
    F.A.C.P.                    Director
--------------------------