Form 10-Q
period 1999-09-30
AVAX TECHNOLOGIES INC
filed 1999-11-15
CIK 1015441

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  333-09349

AVAX TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3575874 (IRS Employer Identification No.)
4520 Main Street, Suite 930 Kansas City, Missouri	64111
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (816) 960-1333
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.004 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

As of October 25, 1999 is 11,029,534 shares of the Registrant's common stock par value $.004 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: / / Yes  /x/ No

Table of Contents

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	BALANCE SHEETS—As of December 31, 1998 and September 30, 1999 (Unaudited)	3
	STATEMENTS OF OPERATIONS (Unaudited)—For the Three Months and Nine Months Ended September 30, 1998 and September 30, 1999; and for the Period from January 12, 1990 (Incorporation) through September 30, 1999	4
	STATEMENTS OF CASH FLOWS (Unaudited)—For the Nine Months Ended September 30, 1998 and September 30, 1999 and for the Period from January 12, 1990 (Incorporation) through September 30, 1999	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Change in Securities	11
Item 6.	Exhibits and Reports on Form 8-K	11
Signatures		12

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX Technologies, Inc.
(a development stage company)

Balance Sheets

	December 31, 1998	September 30, 1999
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$344,940	$850,794
Marketable securities	9,377,678	11,361,107
Prepaid expenses and other current assets	230,701	190,741

Total current assets	9,953,319	12,402,642
Property, plant and equipment at cost	1,225,891	2,451,319
Less accumulated depreciation	35,477	56,914

Net property, plant and equipment	1,190,414	2,394,405

Total assets	$11,143,733	$14,797,047

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$886,646	$542,404

Total current liabilities	886,646	542,404
Commitments and contingencies
Stockholders' equity :
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—112,689 and 78,448 at December 31, 1998 and September 30, 1999, respectively (liquidation preference—$15,213,015 and $10,590,480 at December 31, 1998 and September 30, 1999, respectively)	1,127	785
Series C convertible preferred stock:
Issued and outstanding shares—101,300 at September 30, 1999 (liquidation preference—$10,130,000)	—	1,013
Common stock, $.004 par value:
Authorized shares—30,000,000
Issued and outstanding shares—10,007,119 and 10,958,734 at December 31, 1998 and September 30, 1999, respectively	40,028	43,835
Additional paid-in capital	23,999,855	33,307,266
Subscription receivable	(422)	(422)
Deferred compensation	(425,224)	(223,399)
Deficit accumulated during the development stage	(13,358,277)	(18,874,435)

Total stockholders' equity	10,257,087	14,254,643

Total liabilities and stockholders' equity	$11,143,733	$14,797,047

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from January 12, 1990 (Incorporation) Through September 30,
	1998	1999	1998	1999	1999
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Costs and expenses:
Research and development	1,001,479	1,251,571	3,111,622	3,583,072	12,403,500
Marketing and selling	—	—	—	—	543,646
General and administrative	614,290	892,111	1,842,446	2,429,696	10,508,055

Total operating loss	(1,615,769)	(2,143,682)	(4,954,068)	(6,012,768)	(21,504,201)
Other income (expense):
Interest income	174,737	170,332	553,302	496,610	3,130,291
Interest expense	—	—	—	—	(646,293)
Other, net	—	—	—	—	145,768

Total other income (expense)	174,737	170,332	553,302	496,610	2,629,766

Net loss	(1,441,032)	(1,973,350)	(4,400,766)	(5,516,158)	(18,874,435)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(1,441,032)	$(1,973,350)	$(4,400,766)	$(5,516,158)	$(20,744,468)

Net loss per common share	$(.20)	$(.18)	$(.77)	$(.52)

Weighted average number of shares outstanding	7,380,995	10,892,499	5,716,990	10,552,406

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)

Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Period from January 12, 1990 (Incorporation) to September 30,
	1998	1999	1999
Operating activities
Net loss	$(4,400,766)	$(5,516,158)	$(18,874,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,820	223,262	1,025,193
Compensatory stock issue	25,000	—	25,000
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Expense related to Warrant Issuance	—	27,150	27,150
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock for services	—	—	147,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44,515)	39,960	(190,741)
Accounts payable and accrued liabilities	(2,886)	(344,242)	542,404
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(4,206,347)	(5,570,028)	(19,132,307)
Investing activities
Purchase of marketable securities and short-term investments	(2,264,187)	(77,403,429)	(175,580,636)
Proceeds from sale of marketable securities	—	75,420,000	157,103,057
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(26,518)	(1,225,428)	(2,517,253)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(1,358)

Net cash used in investing activities	(2,209,705)	(3,208,857)	(13,875,118)
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(797,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	10	—	4,542
Proceeds received from exercise of stock warrants	—	—	6,250
Net proceeds received from issuance of preferred and common stock	—	9,284,739	33,776,946

Net cash provided by financing activities	10	9,284,739	33,858,219

Net increase (decrease) in cash and cash equivalents	(6,497,042)	505,854	850,794
Cash and cash equivalents at beginning of period	6,820,884	344,940	—

Cash and cash equivalents at end of period	$323,842	$850,794	$850,794

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

Notes to Financial Statements (Unaudited)
For the Nine Months ended September 30, 1998 and 1999

1. Description of Business

    AVAXTM Technologies, Inc. (the Company) is a development stage biopharmaceutical company.

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

    The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, receiving regulatory approval, expanding the Company's manufacturing facilities, meeting obligations and requisite research funding levels under license agreements, obtaining, enforcing and defending patents, competition with other biotechnology and pharmaceutical companies and obtaining additional funds. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

2. Basis of Presentation

    The accompanying financial statements have been prepared by the Company without audit, in accordance with Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine month periods ended September 30, 1998 and 1999 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 1999.

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

    In connection with services rendered by Paramount Capital, Inc. ("Paramount") in identifying and introducing the Company to the investors in the Series C Offering, the Corporation paid to Paramount a cash finders fee of $709,100 and issued an option to acquire 187,016 shares of Common Stock at an exercise price of $3.58, exercisable until March 1, 2004. Upon exercise of the option granted to it in connection with the Series C Offering, Paramount would be issued warrants to purchase 37,400 shares of Common Stock of which 18,700 will be exercisable at $4.00 and the remaining 18,700 will be exercisable at $4.50, all for an aggregate exercise price of $828,472. The warrants are exercisable until March 1, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

    Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, particularly under the heading "Risk Factors." These factors might include (1) uncertainty about whether our AC Vaccine technology can be developed to produce safe, effective and commercially viable products, (2) uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the United States, (3) the expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control (4) our need to expand our limited manufacturing facilities or depend on third parties to manufacture and distribute our products, (5) our financial and development obligations and our responsibility to meet requisite research funding levels under our license and research agreements in order to protect our rights to our products and technologies, (6) our difficulty or inability to obtain or defend our patents, or operate without infringing upon the rights of others (including particularly the new patent litigation filed against us and described in Item 2 of Part II of this Form 10-QSB), and (7) our history of operating losses, our need to raise more money before the end of the third quarter of 2000, and the uncertainty of our future profitability.

PLAN OF OPERATION

    The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC VaccineTM technology pursuant to the TJU License. The Company is engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue to conduct substantial research and development of the AC Vaccine technology, including multi-center pivotal registration clinical trials on M-VaxTM, the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will continue to expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, renal, lung, and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company is also treating post-surgical stage III patients in its Phase 1 clinical trial of O-VaxTM, its AC Vaccine for ovarian cancer and has completed enrollment of patients for this clinical trial. The Company has received agreement from the National Cancer Institute to fund a Phase 1 trial in ovarian cancer. The Company also plans to evaluate the AC Vaccine in other cancers and to initiate similar Phase 1 clinical trials where appropriate. In order to support these clinical trial efforts, the Company completed construction of a new facility for the manufacture of its products in April, 1999.

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

    The Company's research and development expenses have increased 15% from $3,111,622 in the nine months ended September 30, 1998 to $3,583,072 in the nine months ended September 30, 1999. The increase is due to the ongoing efforts in supporting the pivotal registration trial for M-Vax, increased legal costs associated with patent and regulatory efforts and the increased staffing at the Company's manufacturing facility in Philadelphia. The Company's general and administrative expenses have increased approximately 32% from $1,842,446 in the nine months ended September 30, 1998 to $2,429,696 in the nine months ended September 30, 1999. Cost increases relate to increased costs associated with business development activities, increased legal costs associated with the filing of the registration statement for the Series C offering and the Company's expansion of commercial efforts in Australia. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccine and the Rutgers and Texas A&M compounds and as the Company's manufacturing facility is brought on line for clinical production.

    During the past 12 months, the Company hired nine new employees bringing the total headcount as of September 30, 1999 to 20 persons. It is anticipated that the Company will hire additional new employees, particularly in connection with the recent opening of the facility for the manufacture of the AC Vaccine products and the anticipated commercial activities in Australia.

LIQUIDITY AND CAPITAL RESOURCES

    On March 1, 1999, the Company completed the offering of Series C Preferred Stock and related warrants, from which the Company received net proceeds of approximately $9,300,000. The Company currently anticipates that its current resources (after this offering) should be sufficient to fund operations until approximately the third or fourth quarter of 2000, based upon the Company's current operating plan. The Company expects to raise additional capital in the next 12 months, and will avail itself of opportunities in the capital markets to raise additional capital as acceptable terms are obtained. The Company's working capital requirements will depend upon numerous factors, including, the progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations until approximately the third or fourth quarter of 2000, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Since the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

    The Company was recently named as a defendant in a patent infringement lawsuit. See Part II—Item 1: Legal Proceedings. The costs of defending that lawsuit could be significant, but the Company expects that those costs will be spread over at least a one to two year time period. The Company is fully committed to spending whatever is required to defend that lawsuit and protect the Company's AC Vaccine technologies.

YEAR 2000 COMPLIANCE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having date-sensitive software would recognize a date with the year "00" as the year 1900 rather than the Year 2000. Systems that calculate, compare or sort using the incorrect date may malfunction.

    The Company's date-sensitive information technology are its accounting software applications, which the Company has upgraded to be Year 2000 compliant, and the database application which is used at its clinical processing site, which is currently not Year 2000 compliant. The Company will not replace the software prior to year-end, as originally planned, but instead, on an interim basis, will implement a manual record-keeping system to maintain the database information. The Company anticipates implementing a Year 2000 compliant software application after year-end. The Company does not anticipate any increase in cost to maintain this manual system nor do they contemplate any additional programming or software costs due to the Year 2000 issue.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Previously, the Company disclosed that a party has opposed the Company's application for a federal trademark registration for the name AVAX. Through the current period there have been no material events or changes in the status of this matter. The Company does not believe that an adverse outcome in this proceeding will materially affect its business.

    On September 17, 1999, a complaint was filed in the U.S. District Court for the District of Maryland styled Intracel Corporation vs. AVAX Technologies, Inc. Intracel alleges that it is the owner of U.S. Patent No. 5,484,596 entitled "Active Specific Immunotherapy." Intracel alleges that the Company's autologous cell vaccine technologies infringe this patent and requests monetary damages and an injunction against AVAX. Management of the Company believes that the Intracel claims are meritless and will be rejected. The Company intends to aggressively protect its rights including its right to continue to develop the AC vaccine technology free of any encumbrance by Intracel.

    Except for the trademark and patent matters discussed above, the Company is not aware of any material pending or threatened legal proceedings.

Item 2. Changes in Securities

(a)
In September, 1999 the Company issued options to purchase Common Stock to James L. Currie, the newest member of the Company's Board of Directors. Mr. Currie received options to purchase 4,938 shares of Common Stock at an exercise price of $3.375 per share. The options vest in four installments over ten months and expire March 1, 2006.

(b)
In September, 1999 the Company was notified by it's vendor Vector Securities that they would like to exercise the cash-less exercise provision of the warrants which were issued to them. The Company issued 37,500 shares to Vector Securities pursuant to this transaction.

(c)
In September, 1999 the Company issued options to purchase Common Stock to Gary S. Lazar, a newly appointed member of the Company's Board of Directors. Mr. Lazar received options to purchase 2,222 shares of Common Stock at an exercise price of $3.000 per share. The options vest in two installments over four months and expire September 1, 2006.

(d)
In September, 1999 the Company issued options to purchase Common Stock to Andrew W. Dahl, Sc.D., a newly appointed member of the Company's Board of Directors. Mr. Dahl received options to purchase 2,222 shares of Common Stock at an exercise price of $3.000 per share. The options vest in two installments over four months and expire September 1, 2006.

Item 6. Exhibits, Reports on Form 8-K and Other Items.

(a) Exhibits:

    11.1 Statement Concerning Computation of Per Share Earnings

    27.1 Financial Data Schedule

(b) Reports on Form 8-K:

    Form 8-K filed August 18, 1999 announcing the Company's earnings for the period ended June 30, 1999.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc. (Registrant)
Date: November 15, 1999	/s/ JEFFREY M. JONAS, M.D. Jeffrey M. Jonas, M.D. President and Chief Executive Officer
Date: November 15, 1999	/s/ DAVID L. TOUSLEY David L. Tousley Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

Table of Contents

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits, Reports on Form 8-K and Other Items.
Signatures