Form 10KSB
period 1999-12-31
AVAX TECHNOLOGIES INC
filed 2000-02-17
CIK 1015441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. |_|

The issuer's revenues for the period ended December 31, 1999 were $-0-.

As of February 11, 2000, 16,129,627 shares of the registrant's common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series B or Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the reported closing price of the common stock on the Nasdaq SmallCap Market, on February 11, 2000, was $117,311,631. Shares of common stock, beneficially owned by each executive officer and director and each person who beneficially owns 10% or more of the outstanding shares of common stock, have been excluded, in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                             AVAX Technologies, Inc.

                              Index to Form 10-KSB

                                     PART I                                 Page
                                                                            ----

Item  1.    Description of Business............................................1
Item  2.    Description of Property...........................................15
Item  3.    Legal Proceedings.................................................16
Item  4.    Submission of Matters to a Vote of Security Holders...............17

                                     PART II

Item  5.    Market for Common Equity and Related Stockholder Matters..........18
Item  6.    Management's Discussion and Analysis of Financial Condition and
            Plan of Operation.................................................18
Item  7.    Financial Statements..............................................20
Item  8.    Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure............................20

                                    PART III

Item  9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................21
Item 10.    Executive Compensation............................................21
Item 11.    Security Ownership of Certain Beneficial Owners and Management....21
Item 12.    Certain Relationships and Related Transactions....................21
Item 13.    Exhibits and Reports on Form 8-K..................................21

Signatures....................................................................22

            CAUTIONARY STATEMENT CONCERNING FORWARDLOOKING STATEMENTS

      In this Report, AVAX Technologies, Inc. ("AVAX" or the "Company") makes statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about AVAX's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations. Many of these statements are found in the "Description of Business" section beginning on page 1.

      Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors might include:

      o AVAX's history of operating losses, its increasing cash requirements, its need to raise more money before the end of the third quarter of 2000, and the uncertainty of the Company's future profitability.

      o Uncertainty about whether the Company's AC Vaccine(TM) technology can be developed to produce safe, effective and commercially viable products.

      o Uncertainty about whether the Company's products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S..

      o The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company's control.

      o The Company's need to expand its limited manufacturing facilities or depend on third parties to manufacture and distribute its products.

      o The Company's financial and development obligations and its responsibility to meet requisite research funding levels under its license and research agreements in order to protect AVAX's rights to its products and technologies.

      o The Company's difficulty or inability to obtain or defend its patents, or operate without infringing upon the rights of others.

      o The Company's difficulty or inability to compete with other companies, research institutes, hospitals and universities that are developing and producing products and technologies similar to its own.

                             AVAX TECHNOLOGIES, INC.

                                     PART I

ITEM 1.     Description of Business

GENERAL

      AVAX is a development stage biopharmaceutical company engaged in the development and potential commercialization of products and technologies for the treatment of cancer and other life-threatening diseases. In 1995, AVAX identified research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University in Philadelphia, and licensed the rights to Dr. Berd's research. Since then, the Company has licensed other medical technologies (products and processes) developed elsewhere, just as it did with Dr. Berd's research. AVAX has recently initiated its own research to supplement that being done through research agreements with several universities. AVAX is a typical development stage biotech company in that it is not currently generating any revenue from its proposed products, and has not yet made a profit.

      The Company is primarily focusing its efforts on the development of immunotherapies for the treatment of cancer. The National Cancer Institute estimates that approximately 8.4 million people living in the U.S. have a history of cancer. Throughout the past decade, approximately 13 million new cancer cases were diagnosed. The National Institutes of Health estimates that the overall annual cost to the health care system of treating those patients was approximately $107 billion. The incidence of cancer continues to increase. About 1,220,100 new cancer cases are expected to be diagnosed in 2000. Cancer is the second leading cause of death in the U.S., exceeded only by heart disease, and the Company is aware of estimates that deaths from cancer will surpass cardiovascular mortality worldwide early in the 21st Century. Although, many different types of drugs are used to treat a variety of cancers, no one drug has been found to be a cure for the disease. Given the need for new effective treatments for cancer, a drug which may effectively treat cancer could have a large market potential. Surgery, in many cases is the first treatment performed on cancer patients, and if a treatment following surgery were to prove broadly applicable and safe, its market potential could be significant. In addition, such a treatment would enable the health care system to realize significant overall cost savings due to a reduction in the number of cases of recurrent disease requiring hospitalization and ongoing clinical and home care.

      Historically, chemotherapies have been the only accepted post-surgical treatment for cancer. Chemotherapy is the prevention or treatment of disease by administering chemicals or drugs. Alternatively, immunotherapy, which is a rapidly expanding segment of cancer therapy research, is the treatment of disease or infection by stimulating the body's immune system through a process of immunization. When a person is immunized for a particular disease or infection, that person is injected with portions of or all of the disease agent itself, which stimulates the body's immune system to fight the foreign agent. In this way, he or she builds up an immunity to the disease or infection. Immunotherapies that are being developed to treat cancer are intended to act in the same way.

      A cancer cell, in the most simple terms, is an abnormal cell that the body itself produces. Cancer is characterized by the uncontrolled growth and spread of these abnormal cells, that escape from the control of the body's immune system. Because your body itself produces these abnormal cells, your immune system does not recognize the cancer cells as foreign, and therefore, scientists believe, does not respond by attacking and destroying the abnormal cells. Cancer cells that escape an immune system attack can then spread throughout the body by a variety of means. Consequently, the cancer cells invade and destroy healthy tissue, which can ultimately lead to a person's death if untreated.

      Cancers, composed of either solid tumors or blood-borne cancerous cells, tend to spread over time to other tissues and organs in the body. Cancer may be diagnosed at any stage of the disease, from very early (best prognosis) to very late (worst prognosis). When cancer is detected early and has not yet spread to other organs and tissues, surgical removal of the tumor is often effective. While this treatment is effective in many types of cancers, in cases in which removal of the tumor is incomplete or in which the cancer has spread, the patient's prognosis is poor. Moreover, if the cancer is not discovered until cancer cells from the primary tumor have already entered the blood or lymphatic system and established new tumors at distant sites, the cells and the tumors they form are difficult to treat with current technology. Chemotherapy and radiation therapy have traditionally been the accepted methods of treatment in these cases. Current chemotherapy and radiation therapy are, however, rather crude treatments because they kill cells indiscriminately, destroying normal as well as cancerous cells, which leads to toxic side effects and thereby limits the usefulness of these therapies. Through its agreement with Thomas Jefferson University and Dr. Berd, AVAX is researching and attempting to develop a safe, effective immunotherapy for the treatment of cancer.

      The Company was incorporated in the State of New York on January 12, 1990, under the name Nehoc, Inc. On May 29, 1992, it changed its name to Appex Technologies, Inc. On October 22, 1992, the Company merged into Walden Laboratories, Inc. ("Walden"), a Delaware corporation, which was incorporated on September 18, 1992. On December 27, 1995, Walden sold its former leading product under development, an over-the-counter nutritional dietary, medicinal or elixorative food supplement or drug and related patents and intellectual property to a subsidiary of Interneuron Pharmaceuticals, Inc. The Company changed its name from Walden Laboratories, Inc., to AVAX Technologies, Inc., effective March 26, 1996.

      AVAX's principal executive office is located at 4520 Main Street, Suite 930, Kansas City, Missouri 64111. The telephone number at that address is (816) 960-1333.

      AC Vaccine(TM), M-Vax(TM) and O-Vax(TM) are three of the Company's trademarks.

TECHNOLOGY AND PRODUCT CANDIDATES

AC Vaccine Technology

      AVAX licensed from Thomas Jefferson University an issued U.S. patent and certain U.S. and foreign patent applications covering a cancer vaccine containing a cancer patient's own modified tumor cells and a method for making and using this type of vaccine (the "TJU License"). The Company's autologous cell vaccine ("AC Vaccine") is a vaccine made using a patient's own tumor cells, that is designed to stimulate a patient's immune system to recognize, contain and eliminate the cancer cells. The method for creating and using the AC Vaccine (AC Vaccine technology) involves the removal of a patient's own tumor cells, and then modifying the tumor cells by joining or combining them with a smaller molecule called a hapten. Once the tumor cells have been modified (haptenized), the hapten-modified cells are injected into the patient along with an adjuvant, which is an agent that increases the immune response. This combination is recognized as foreign by the body's immune system, which elicits an immune response against the hapten-modified tumor cells. This approach is based on the premise that if the patient has a strong immune response to the hapten-modified tumor cells, this may be followed by the development of an immune response to the unmodified tumor cells. In this way, the body's immune system would be triggered to attack and eliminate what the body would now see as an intruder.

M-Vax

      The Company's leading AC Vaccine is M-Vax, which is designed as an immunotherapy for the post-surgical treatment of stage 3 melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the U.S., Australia, northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to UV radiation in sunlight appears to be the most significant factor behind this increase. The National Cancer Institute estimates that approximately 47,700 new cases will be diagnosed in 2000, with the incidence growing at a rate of approximately 4% annually.

      Melanoma patients may be categorized according to the following staging system:

      o Stage 1-- lesion less than 1.5mm thickness and no apparent spreading from primary cancer site (metastasis);

      o Stage 2-- lesion greater than 1.5mm thickness and local spreading from primary cancer site;

      o Stage 3-- metastasis to regional draining lymph nodes and regional spread from primary cancer site; and

      o Stage 4--distant metastasis.

      Historically, patients with stage 3 melanoma have been treated with a year long regimen of alpha interferon post-surgically, which is a chemotherapy and currently the only U.S. Food and Drug Administration ("FDA")-approved post-surgical treatment for patients with stage 3 melanoma. In many cases however, survival is restricted by the inability of surgery to guarantee removal of all the tumor cells. It is highly possible for the post-surgery patient to remain with undetected metastasis. Further, use of alpha interferon is associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to limited efficacy and highly toxic side effects, chemotherapy and radiation have not been widely used in the treatment of these patients.

      The Company believes that M-Vax is the first immunotherapy to show a substantial increase in the survival rate for patients with stage 3 melanoma. In Phase 2 clinical trials, over 350 melanoma patients were treated post-surgically on an outpatient basis with M-Vax. M-Vax was administered to patients with stage 3 melanoma, who had already had their lymph nodes and lesions removed. In 62 patients with stage 3 melanoma in cases in which there has been sufficient time for long-term follow-up, the five-year survival rate was 55%. This compares with the historical post-surgical survival rate of approximately 22%, and the published post-surgical survival rate for treatment with high dose alpha interferon of approximately 32% in patients whom the Company believes are comparable to those treated with M-Vax. In the over 350 patients treated in the Phase 2 clinical trials, the Company believes that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

      The FDA approved a Company-sponsored Investigational New Drug Application ("IND") for M-Vax in 1998. The approval of the Company-sponsored IND allows the Company to proceed with a pivotal registration clinical trial which involves at least 400 patients at 25 different investigator locations around the country. The Company also will conduct a second registration trial as required by the FDA. AVAX intends to use the results of the two multi-center clinical trials, along with the results of the initial clinical trials conducted at Thomas Jefferson University, as the basis for filing an application for FDA approval to market M-Vax in the U.S.

      In November 1999, the Company presented nine-year follow-up data on stage 3 melanoma patients from Company-sponsored Phase 2 studies of M-Vax. The data was obtained from an ongoing study of a group of 71 patients with advanced skin cancer who were cancer-free two years following treatment with M-Vax, and then monitored for up to an additional 7.8 years. The median follow-up time as of November, 1999 was 5.3 years. Dr. Berd began this study of M-Vax in 1989. At the time M-Vax was administered, 39 of the 71 patients were deemed to have little chance of long-term survival because their cancer had spread to more than one lymph node. Of those 71 patients, 49 survived 5 years or more, of which 44 (or approximately 89%) were still alive at November 1999. The other 22 patients had been monitored for less than 5 years as of November 1999. On the basis of Kaplan-Meier estimates, the projected overall 9-year survival rate for the entire group is approximately 85%. No serious or long-term toxic effects of M-Vax were observed in any of these patients.

O-Vax

      The Company is also currently treating post-surgical stage 3 and advanced patients in Phase 1/2 clinical trials of O-Vax, which is designed as an immunotherapy for the treatment of ovarian cancer. Ovarian cancer is one of the most common gynecological cancers, and the National Cancer Institute estimates that 23,100 new cases will be diagnosed in the U.S. in 2000. It is the fifth most common cancer among women and the leading cause of death from gynecological malignancy in the U.S. It is estimated that 1 in 70 women will develop ovarian cancer in her lifetime. Moreover, although up to 80% of women initially respond to standard chemotherapy, the majority of these women will subsequently develop recurrent disease. Currently, there are no therapies available for patients who initially respond to chemotherapy, but are at high risk of having their cancer return.

      The Phase 1/2 clinical trials for O-Vax are being conducted at Thomas Jefferson University under the direction of Dr. Berd, and one of the clinical trials is being supported by the National Cancer Institute. AVAX's initial Phase 1 clinical trial showed a positive immune response to unmodified tumor cells in the first eight of nine patients treated, as measured by a delayed type hypersensitivity test. A delayed type hypersensitivity test measures the activity of T-lymphocytes, which are cells that are crucial in triggering the body's immune system. Similar results have also been obtained in comparable numbers of patients with advanced or stage 4 ovarian cancer. The Company believes these results in both patient groups are promising, considering that, unlike the patients treated with M-Vax, the patients administered with O-Vax initially received chemotherapy.

      The Company used these initial results to support the submission of a Company-sponsored IND for O-Vax, which the FDA recently approved. The FDA also authorized AVAX to begin Phase 2 clinical trials of O-Vax. Accordingly, the Company has initiated recruitment of clinical sites and patients for the first of three planned multi-center O-Vax studies that are expected to enroll over 400 patients. These trials will be in addition to the ongoing testing at Thomas Jefferson University and the study that is being sponsored by the National Cancer Institute.

Other AC Vaccine Product Candidates

      The Company believes that the technology used to develop M-Vax and O-Vax may have applications in the treatment of other cancers, including breast, kidney, lung and colorectal cancers, as well as acute myelogenous leukemia. AVAX is currently funding the preclinical and initial clinical development of this technology for at least some of these indications, and plans to initiate similar clinical studies where appropriate. In June 1999, the Company entered into a collaborative research agreement with the University of Tokyo to evaluate the application of its AC Vaccine technology to the treatment of breast cancer.

      In addition, AVAX began funding testing at the University of Illinois to determine whether an animal model can be used to demonstrate the therapeutic potential of DNP-vaccine, such as the Company's AC Vaccine, in experimental tumor models, and the value of adjunctive therapies. In October 1999, the Company extended the term of its Technical Testing Agreement with the University of Illinois, and agreed to provide the University of Illinois funding in the amount of $110,000 each year through October 2001.

Topoisomerase Inhibitors

      In December 1996, AVAX licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey (collectively, "Rutgers"), certain patent applications relating to a series of anticancer agents or compounds (topoisomerase inhibitor compounds), that inhibit topoisomerase I and topoisomerase II activities (the "Rutgers License"). Topoisomerases are key enzymes needed for remolding DNA, a necessary function for cell division and malignant tumor growth. These enzymes are over-produced in tumor cells. Inhibitors of these enzymes have been proven to be clinically-useful anticancer therapies.

      AVAX has filed both U.S. and non-U.S. patents for the Rutgers compounds and their anticancer and anti-infective uses. The Company was issued a number of U.S. patents granting claims to novel compounds that inhibit activity of topoisomerase I. Although these compounds are in an early stage of pre-clinical development for solid tumor, antifungal and parasitic indications, the Company has recently identified a number of promising compounds for further development. AVAX anticipates that the pre-clinical work may lead to identification of a lead compound during 2000, and that the Company might file an IND for that compound with the FDA during 2000.

Novel Anti-Estrogens

      The Company also has licensed from The Texas A&M University System ("Texas A&M") an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors (the "Texas A&M License"). Anti-estrogens have been proven to be clinically-useful anticancer therapies. U.S. patents for both the Texas A&M compounds and their anticancer uses have been filed, as well as a non-U.S. application based on more recent work. The Company expects to pursue additional foreign patent coverage based on the results of ongoing laboratory research. These compounds are in an early stage of pre-clinical development for solid tumor indications. AVAX anticipates that this pre-clinical work may lead to identification of a lead compound during 2000.

      Under AVAX's agreements with Rutgers and Texas A&M, the Company intends to continue to expend substantial resources on the research and development of these compounds. In addition, the Company may look into acquiring and subsequently developing and commercializing other promising immunotherapy, chemotherapy and auxiliary adjuvant technologies.

LICENSE AND RESEARCH AGREEMENTS

The TJU License and Research Agreement

      The TJU License is a royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, the Company paid $10,000 to TJU for the TJU License. The Company also issued to each of TJU and Dr. Berd, 229,121 shares of its common stock, representing 7.5% (15% in the aggregate) of the Company's total outstanding voting securities at that time.

      In addition to the milestone payments the Company has already made to TJU, AVAX is obligated to make future payments to TJU as follows: $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency), and $25,000 upon receipt by AVAX of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology.

      In connection with the TJU License, the Company and TJU also entered into a Clinical Study and Research Agreement (the "TJU Research Agreement"). Under the TJU License and the TJU Research Agreement, the Company has agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. The Company's current funding obligation through February 2001 is approximately $232,000.

      The Company is presently obligated to spend a minimum of $500,000 per year on the development of the AC Vaccine technology until commercialized in the U.S. If AVAX files for FDA approval of a Company-sponsored marketing application for the right to market an AC Vaccine product, the Company may elect to spend less than $500,000 per year on the development of the AC Vaccine technology during the period of time the marketing application is under review by the FDA.

      The Company is also obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology.

The Rutgers License and Research Agreement

      AVAX paid $15,000 to Rutgers for the Rutgers License, and issued to Rutgers warrants to purchase 125,000 shares of its common stock at a price of $8.24 per share. The warrants are exercisable upon the achievement of certain development-related milestones. The first 75,000 warrants will expire in 2006 and the final 50,000 warrants will expire in 2011. The warrants provide for cashless exercise, piggyback registration rights and certain anti-dilution rights. The

Company has also agreed to pay an additional $15,000 license maintenance fee each year, but only in years in which the Company's research funding is less than $100,000.

      In addition to the milestone payments the Company has already made to Rutgers, AVAX is obligated to make future payments to Rutgers as follows:
$25,000 on the earlier of October 31, 2001 or the date of initiation of Phase 2 trials in the U.S. or another major market country, $45,000 on the earlier of October 31, 2005 or the date of first filing of a marketing application with the FDA, or comparable international agency and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA or comparable international agency to market products.

      In connection with the Rutgers License, in May 1997, Rutgers and the Company entered into a three-year Sponsored Research Agreement (the "Rutgers Research Agreement"). Under the Rutgers License and the Rutgers Research Agreement, the Company agreed to provide minimum yearly funding of approximately $130,000 for Rutgers' research, including certain overhead costs.

      The Company is presently obligated to spend an aggregate of not less than $500,000 each year (inclusive of the $130,000 annual research amount) until the first year of commercial marketing of a product derived from the Rutgers compounds, for the research and development, regulatory approval, manufacture, and marketing and selling of a product derived from the Rutgers compounds.

      AVAX is also required to pay royalties on the Company's worldwide net sales revenue derived from the Rutgers compounds and a percentage of all revenues received from sublicenses of products derived from the compounds.

The Texas A&M License and Research Agreement

      Under the Texas A&M License, the Company is obligated to make milestone payments to Texas A&M as follows: $24,000 upon the initiation of a specified toxicity evaluation, $12,000 upon completion of a toxicity evaluation demonstrating acceptable toxicity levels, $12,000 upon the submission of an IND to the FDA or its equivalent in a major market country, $5,000 upon the completion of the first Phase 1 clinical investigations and $15,000 upon the FDA's granting of the first NDA. In addition, AVAX is required to achieve certain milestones toward development of a licensed product within certain specified time frames.

      In connection with the Texas A&M License, in May 1997, Texas A&M and the Company entered into a three-year Sponsored Research Agreement (the "Texas A&M Research Agreement"). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M's research. Texas A&M waived any up front payment by the Company for the Texas A&M License in recognition of the Company's three-year research funding commitment.

      The Company is also obligated to pay royalties on any net sales revenue derived from these compounds and a percentage of net sales revenues received from sublicenses of the compounds.

RESEARCH AND DEVELOPMENT EXPENSE

      In 1998 and 1999, the Company incurred research and development expense of $4,019,143 and $5,175,695, respectively. Research and development expense for the period from inception has been $13,996,123.

MANUFACTURING AND MARKETING

AC Vaccines - General

      The majority of products being developed by AVAX are individualized therapies which will be manufactured by first receiving cells from a patient, treating those cells and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor's office for administration to the patient. AVAX believes that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for most of the Company's products under development is "cells in-product out," where the final product looks like a traditional mass produced drug to the end-user, but is individually made.

Manufacturing M-Vax and O-Vax in the U.S.

      In April 1999, the Company's manufacturing facility in Pennsylvania was completed. The new facility was constructed for the production of AVAX's AC Vaccines and other biological products, and was built to comply with current Good Manufacturing Practice standards.

      The Pennsylvania facility serves as the central U.S. manufacturing center for the production and distribution of M-Vax and O-Vax for the Company's ongoing and planned clinical trials. As part of the final regulatory approval of M-Vax for commercialization, the manufacturing facility will have to be licensed by the FDA. Although the new Pennsylvania facility adequately supports AVAX's ongoing multi-center clinical trials for both M-Vax and O-Vax, the Company may have to expand its manufacturing efforts in the future if any of its products are approved for commercialization in the U.S.

Australian Joint Venture

      On December 1, 1999, the Company entered into a definitive joint venture agreement with Neptunus International Holdings Limited ("NIHL"), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, will manufacture and market M-Vax in Australia, and has similar rights in New Zealand, subject only to licensure of a manufacturing facility by Australia's Therapeutic Goods Administration. The Company is in the final stages of choosing a location for a manufacturing facility in Australia. That facility will be the manufacturing and distribution center for M-Vax in Australia. The Company expects to begin sales of M-Vax in Australia by the middle of this year.

      At December 31, 1999, AVAX Holdings held an 80% interest in the Australian joint venture entities. NIHL has the option, however, to purchase an additional 30% interest in the joint venture entities, thereby reducing AVAX Holdings' interest to 50%. Also, under the terms of the joint venture agreement, the Company has been granted options to purchase common stock equal to 5% of NIHL's fully diluted shares.

Other Foreign Markets

      The Company also announced in 1999 that M-Vax is expected to be made available for commercial use in The Netherlands, Germany and Japan. The commercialization of M-Vax in these countries will be subject only to meeting certain requirements determined by each regulatory agency. In order to expedite the availability of M-Vax to melanoma patients in these countries, the Company is currently exploring a number of strategic options to assist in realizing these opportunities, and hopes to begin marketing M-Vax in The Netherlands and Germany by the end of 2001. AVAX also may pursue a similar regulatory approach for the manufacturing and marketing of its products in other European and Asian countries.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      The Company does not expect to encounter significant difficulties in obtaining raw materials for M-Vax, O-Vax or any other of its AC Vaccine products, because they are primarily composed of a readily available chemical reagent, DNP, and the patient's own tumor cells. In addition the vaccine is administered with a chemical adjuvant, BCG, which assists in stimulating the immune system. Should the supply of DNP or BCG significantly decrease, the Company may encounter problems preparing M-Vax, O-Vax, or any other AC Vaccine products.

COMPETITION

General

      The Company is aware of estimates that more than 300 companies are reported to have more than 1,000 cancer drugs, including chemotherapies and immunotherapies, under development worldwide, many of which are under development in the U.S. A substantial number of these drugs are, or may be in direct competition with M-Vax, O-Vax or any other of the Company's immunotherapies or compounds.

      The Company's competitors include: (i) large established pharmaceutical and biotechnology companies with commitments to oncology or antiviral research, development and marketing, including, Schering Plough Corporation, Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson; (ii) smaller biotechnology companies with similar strategies, including IDEC Pharmaceuticals, Inc. and Biomira Diagnostics; and (iii) many development stage companies licensing or developing oncology therapeutics. In addition, many research institutes, hospitals and universities are working to develop products and processes in the same field of cancer that may in the future be in direct competition with the Company's technologies.

Other Companies Developing Cancer Vaccines

      A number of companies or research institutions are developing cancer vaccines, including Ribi ImmunoChem Research, Inc./Corixa and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in ovarian cancer; Intracel in colorectal cancer; and Antigenics in renal cell and other cancers.

      The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product and (ii) the timing of the entry of the product into the market. Initially, the Company faces competition from these companies for the registration of new patients in existing and planned clinical trials. There are a limited number of persons eligible for participation in any particular clinical trial, and the Company and its research partners compete directly with other pharmaceutical and biotechnology companies, research firms, hospitals and universities for the inclusion of patients in its clinical trials. Enrollment rates for clinical trials are a key determinant in the timelines for bringing products to market.

      Although there is significant competition, to date, the Company believes that none of the competing immunotherapies has demonstrated the increase in survival over the same period of time that the Company's technology has shown in melanoma. Moreover, AVAX believes that M-Vax will be the world's first commercially available cancer immunotherapy.

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

      Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in the U.S. include: (i) pre-clinical laboratory tests, pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to the FDA; and (v) FDA approval of the marketing application prior to any commercial sale or shipment of the drug.

      Pre-clinical studies include laboratory evaluation of the product, mostly conducted under Good Laboratory Practice regulations, and animal studies to assess the pharmacological activity and the potential safety and effectiveness of the drug. The results of the pre-clinical studies are submitted to the FDA in the IND. Unless the FDA objects to an IND, it becomes effective 30 days following submission and the clinical trial described in the IND may then begin.

      Clinical trials begin when a drug is approved for testing on humans. There are usually said to be three main phases of clinical trials that a drug must go through in the U.S. before the drug is approved to be manufactured and marketed to the public. These phases may involve testing of drugs in healthy human volunteers (Phase 1) for assessment of safety, followed by tests of effectiveness and safety in patients with illnesses the drug is designed to treat (Phases 2 and 3). In most instances, Phase 3 studies are the final group of studies that are conducted before a product can be approved by the FDA for commercial use. In the case of life-threatening illness, the study process and phases of clinical trials may be compressed and accelerated. In some cases, Phase 2 trials are deemed sufficient for market approval by the FDA or foreign regulatory authorities. Pivotal registration trials are large-scale Phase 2 or 3 trials, the data obtained from which is intended to be used to provide for the registration of a drug or product for market use.

      Every clinical trial must be conducted under the review and oversight of an institutional review board at each institution participating in the trial. The institutional review board evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

      The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer, however, if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval. In some cases, the FDA may approve a product but require additional clinical tests following approval (i.e., Phase 4).

      In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility must be registered with, and approved by the FDA. Domestic manufacturing facilities are subject to inspections by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the U.S., foreign manufacturing facilities also must comply with Good Manufacturing Practices, and are subject to periodic inspection by the FDA or by comparable foreign regulatory agencies under reciprocal agreements with the FDA.

      If marketing approval of any Company product is granted, the Company must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse experiences and other information. In addition, the Company must comply with federal and state health care antikickback laws and other health care fraud and abuse laws that affect the marketing of pharmaceuticals. Failure to comply with applicable laws and regulations could subject the Company to administrative or judicial enforcement actions, including product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure.

      For clinical investigation and marketing outside the U.S., the Company also is subject to certain foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union ("EU"). Normally, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If any applicable regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition.

EMPLOYEES

      As of December 31, 1999, the Company had 21 full-time employees. The Company's other consultants, scientific advisors and directors devote only a portion of their time to the business of the Company.

RISK FACTORS

      Investing in the Company's securities involves a high degree of risk. Before making a decision about investing in the Company's securities, one should carefully consider the risk factors listed below, as well as the rest of the information contained in this annual report on Form 10-KSB and the Company's other reports filed with the Securities and Exchange Commission.

AVAX will need to raise more money before the end of the third quarter of 2000.

      AVAX will need to raise more money before the end of the third quarter of 2000 to continue research and product development beyond 2000, and to pursue the manufacture and marketing of any products that it may develop. Although AVAX completed a $10.1 million private placement of Series C preferred stock on March 1, 1999, AVAX anticipates that those funds together with other cash resources of the Company only will be sufficient to fund the Company's expected activities through the end of 2000. AVAX has no way of knowing if it will be able to complete any additional financings in the future. Even if AVAX is able to obtain future financings, the terms offered to the Company may significantly limit its financial or operating flexibility, or may not be acceptable. If the Company fails to raise sufficient funds when needed and on reasonable terms, AVAX may have to slow down, modify or cease some or all of its product development programs.

The Company's AC Vaccine technology may not produce safe, effective or commercially viable products.

      The Company's AC Vaccine technology is a new approach to the treatment of cancer. It is a patient specific immunotherapy that utilizes the patient's own tumor cells to stimulate the patient's immune system to recognize, attack and destroy cancer cells. This core technology applies to all types of cancer, but treatment of each type of cancer may require slight modifications in the selection and processing of a patient's cells for production of the appropriate AC Vaccine. Several companies are developing immunotherapy products, but AVAX is not aware of any immunotherapy products developed for the treatment of cancer that have been approved by the FDA for commercial marketing. AVAX has submitted a company-sponsored IND to the FDA, and begun clinical trials for M-Vax and O-Vax. In addition, clinical trials for O-Vax are also being conducted under a physician-sponsored IND. The Company is in various stages of research and development for several other AC Vaccine products. AVAX cannot be certain that any of its AC Vaccine products will be safe and effective for patients. If the AC Vaccine technology fails to generate products that can be successfully developed and commercialized, the Company's business and financial condition will be materially and adversely affected.

The U.S. clinical trial and regulatory approval process for the Company's products will be expensive and time consuming, and the outcome is uncertain.

      Before obtaining regulatory approval for the commercial sale of the Company's products in the U.S., the Company must demonstrate through clinical trials that its products are safe and effective. AVAX will continue to incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials of its products. The results from pre-clinical testing and early clinical trials are not totally predictive of results that may be obtained in later clinical trials. Data obtained from pre-clinical testing and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. The

Company's business and financial condition will be materially and adversely affected by any delays in, or termination of, its clinical trials.

The clinical success of M-Vax and O-Vax is uncertain.

      Although to date the initial clinical trials for M-Vax have supported its safety and effectiveness, the data that have been obtained are still insufficient to support an application for regulatory approval in the U.S. without further clinical trials. In 1999, AVAX began a pivotal registration clinical trial for M-Vax that is planned to involve at least 400 patients at 25 different locations around the country. Although the Company has recently begun a Phase 2 clinical trial of O-Vax and is currently conducting Phase 1/2 clinical trials for O-Vax, to date it has only obtained delayed type hypersensitivity data on O-Vax and preliminary clinical data in patients with ovarian cancer. Moreover, the clinical trials for both M-Vax and O-Vax are being conducted with patients who are in advanced stages of melanoma and ovarian cancer. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to M-Vax or O-Vax. In addition, as M-Vax and O-Vax advance through the several stages of clinical trials, it may be difficult if not impossible to continue to enroll the requisite number of patients (several hundred patient volunteers for a typical Phase 3 clinical trial) who meet the requirements of the study and who are willing to participate. AVAX cannot make assurances that it will be able to complete successfully the clinical trials or gain regulatory approval for M-Vax, O-Vax or any of its other potential AC Vaccine products.

AVAX is a development stage biopharmaceutical company, and it may never develop or successfully market any products.

      Investors must evaluate AVAX in light of the expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company's control. These include unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. The Company's products are at various stages of research and development and may never be successfully developed or marketed. AVAX cannot make assurances that its products, even if successfully developed and approved, will generate sufficient or sustainable revenues to enable it to be profitable.

AVAX may have to expand its manufacturing facilities or depend on third parties to manufacture its products.

      The Company recently completed construction of a manufacturing facility in Pennsylvania. The approval of AVAX's company-sponsored IND for M-Vax and O-Vax allows the Company to produce M-Vax and O-Vax at the new facility for use in its clinical trials. The new facility was constructed for the production of the AC Vaccine and other biological products, and was built to comply with current Good Manufacturing Practice standards. As part of the final regulatory approval of M-Vax for commercialization in the U.S., the manufacturing facility will have to be licensed by the FDA. AVAX does not know if the FDA will license the Company's new facility. Although the new Pennsylvania facility adequately supports AVAX's ongoing and planned clinical trials, the Company will probably have to expand its manufacturing efforts in the future if any of its products are approved for commercialization. AVAX is also in the process of establishing a manufacturing facility in Australia, subject only to the facility's licensure by Australia's Therapeutic Goods Administration. The Company will need substantial additional moneys and qualified personnel if it expands its manufacturing capabilities. If the Company has to contract with third parties to assist in manufacturing its products, AVAX cannot guarantee that a third party will be able to manufacture the Company's products in a timely fashion, or that its customized products will be available from contract manufacturers at acceptable costs. In addition, AVAX must rely on third parties for production and supply of certain materials necessary for its clinical trials and studies for its products.

The Company may have to depend on third parties to market and distribute any of its products approved for commercialization.

      AVAX currently does not have the resources to market or distribute directly M-Vax, O-Vax or any other products it may develop in the future. Moreover, it may be particularly difficult and expensive to distribute the AC vaccine products, because they are custom made for each individual patient. AVAX will need additional financing to hire and train an internal sales force to market and distribute its products. If AVAX is unable to obtain the requisite funding, or if the Company determines that developing an internal sales force is not cost effective, the Company may not be able to contract with third parties for those services on acceptable terms. AVAX may have less control over marketing and distribution activities performed by third parties than if it were performing those functions with its own facilities and employees. This lack of direct control could adversely affect the results of these activities. See "Item 1 Description of Business - Australian Joint Venture," and "Other Foreign Markets" for a discussion of the Company's agreement with a third party for the manufacture and marketing of M-Vax in Australia, and the Company's exploration of similar strategic partnerships for the manufacture and marketing of M-Vax in The Netherlands, Germany and Japan.

AVAX could lose the rights to its products and technologies.

      AVAX is a party to several license and research agreements that place substantial responsibility on its licensors for research and clinical development of the Company's products and technologies. AVAX has financial, development and other obligations under those agreements. The Company's primary responsibility under its license and research agreements is to meet requisite research funding levels. If the Company fails or is delayed in meeting its obligations, AVAX could lose the rights to its products and technologies, or lose the right to have others conduct the Company's research and development.

The Company may not be able to obtain or defend its patents, or operate without infringing upon the rights of others.

      The Company, as well as its current and potential future licensors, may be unable or have difficulty obtaining and defending its patents and maintaining its trade secrets. If so, AVAX could be delayed or prevented from manufacturing, using or selling its products. It is also possible that one of the Company's products or technologies may infringe upon an existing U.S. or foreign patent of a third party, or that other patents could issue in the future that could interfere with the Company's ability to make or sell its products. If AVAX is involved in a patent dispute it may have to pay significant legal costs, license fees or damages, and may have to stop producing and selling its products and technologies. See "Item 3 - Legal Proceedings" for a discussion of litigation filed against the Company alleging that the Company's AC Vaccine technologies infringed a patent held by another company. Although the Company believes this claim is without merit and will be rejected, it has expended substantial management time and legal costs in defending the suit to date.

AVAX is dependent on its small management team.

      In addition to the specialized scientific knowledge provided by outside scientists, consultants and the Company's Scientific Advisory Board, AVAX is dependent upon its small management team to obtain funding for the research and development of the Company's products, to decide which of the Company's products to promote, to shepherd the products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. The Company cannot guarantee that AVAX will be able to retain its existing personnel or that it will be able to attract, retain and motivate any additional qualified employees required for the expansion of the Company's activities. The Company's failure to do these things could disrupt or delay its development programs.

AVAX may not be able to compete with other companies, research institutes, hospitals or universities that are developing and producing cancer treatment products and technologies.

      Many other companies, research institutes, hospitals and universities are working to develop products and technologies in AVAX's specific field of cancer research. Many of these entities have more experience than AVAX does in developing and producing cancer treatment products. Most of these entities also have much greater financial, technical, manufacturing, marketing, distribution and other resources than AVAX possesses. AVAX believes that numerous pharmaceutical companies are engaged in research and development efforts for products that could directly compete with the Company's products under development. In addition, some of AVAX's competitors have already begun testing products and technologies similar to its own. These other entities may succeed in developing products before AVAX or that are better than those that the Company is developing. AVAX expects competition in its specific area of research to intensify.

Marketing the Company's products to the public may expose AVAX to product liability claims.

      Marketing the Company's products to the public may expose AVAX to product liability claims. If a product liability dispute is decided against the Company, AVAX might incur significant money damages that could exceed its financial resources, including the limits of its product liability insurance. Even if AVAX experiences no significant judgments or settlements against it, the costs of defending product liability claims could have a major adverse effect on the management's time and the Company's cash resources. AVAX's primary research and license agreements require the Company to indemnify the universities, their trustees, officers, employees and agents (including Dr. Berd) from certain claims arising out of the clinical study and research programs carried out under each of the license and research agreements. The Company will also likely be required to indemnify any future licensors or persons with whom AVAX establishes a marketing, manufacturing or other collaborative arrangement, against product liability claims incurred as a result of the products it develops.

AVAX has a history of operating losses and the Company's future profitability is uncertain.

      AVAX has had substantial operating losses since its business first began. AVAX lost approximately $7.9 million in calendar year 1999, and, as of December 31, 1999, the Company's accumulated deficit was approximately $21.2 million. AVAX expects to incur significant increasing losses over the next several years as it expands its research and development programs. AVAX expects the increased expenses to come from the Company's efforts to obtain final testing and regulatory approval of M-Vax and O-Vax, and pre-clinical studies and clinical testing for its other products under development.

AVAX will face uncertainty over reimbursement and healthcare reform.

      In both the U.S. and other countries, sales of the Company's products will depend in part upon the availability of reimbursement from third-party payors, which include government health administration authorities, managed care providers, and private health insurers. Third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved health care products. The Company's products may not be considered cost effective. Adequate third-party reimbursement may not be available to enable AVAX to maintain price levels sufficient to realize an appropriate return on its investment in the research and development of its products. The U.S. and other countries continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of the Company's products may change before the products are approved for marketing to the public. Adoption of new legislation and regulations could further limit reimbursement for AVAX's products. If third-party payors fail to provide adequate coverage and reimbursement rates for the Company's products, the market acceptance of the products may be adversely affected. In that case, AVAX's business and financial condition will suffer.

AVAX expects the price of its common stock to be highly volatile.

      The market price of the Company's common stock, like that of many other development-stage pharmaceutical or biotechnology companies, has been highly volatile. For the 12-month period ended December 31, 1999, the price of the Company's common stock has ranged from $2.375 to $7.000. An even wider range in the price of the Company's common stock occurred during the two month period beginning November 15, 1999 through January 15, 2000. During that period, the price of the Company's common stock ranged from $2.657 to $10.750. AVAX expects the price of its common stock to remain volatile. In addition to general market fluctuations, the following are examples of public disclosures by the Company or others that could have a significant impact on the price of AVAX's common stock:

      o     technological innovations or new products

      o     results of pre-clinical or clinical testing of products

      o     adverse reactions to products

      o governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals

      o changes in U.S. or foreign regulatory policy during the period of product development

      o developments in patent or other proprietary rights, including any third party challenges of the Company's intellectual property rights

      o public or regulatory agency concerns regarding the safety or effectiveness of the Company's products

The trading volume of the Company's common stock is low and a more active market may never develop.

      The Company's common stock is listed for quotation on the Nasdaq SmallCap Market. The average daily trading volume in the Company's common stock varies significantly, but is usually low. For the 12-month period beginning January 1, 1999 through December 31, 1999, the average daily trading volume in AVAX's common stock was 65,349 shares and the average number of transactions per day was 57. The average daily trading volume for the year is affected by a few days in which the common stock has traded over 500,000 shares. On many days, the common stock trades less than 10,000 shares. This low average volume and low average number of transactions per day may affect the ability of the Company's stockholders to sell their shares in the public market at prevailing prices. AVAX cannot guarantee that there will be a more active trading market for its common stock in the future. In addition, the Company cannot assure investors that it will be able to continue to adhere to the strict listing criteria for the Nasdaq SmallCap Market. If the common stock were no longer listed on Nasdaq, the liquidity of the Company's common stock could be materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company.

Certain provisions of AVAX's Certificate of Incorporation, have antitakeover effects.

      AVAX's Certificate of Incorporation, as amended, authorizes the Company to issue up to 5,000,000 shares of "blank check" preferred stock, 2,080,000 shares of which remain undesignated. Unlike common stock, the designation, and the rights and preferences of blank check preferred stock are not set out in a company's Certificate of Incorporation. The specific designation, rights and preferences of blank check preferred stock are determined by the Company's board of directors at the time they decide to issue a series of preferred stock. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights that could have a negative effect on the voting power or other rights of common stockholders. The Company's board of directors could issue a new series of preferred stock as a means of discouraging, delaying or preventing a change in control of the Company.

      The Company's board of directors used the blank check preferred stock powers granted to it when AVAX issued its Series B preferred stock in May and June 1996, and its Series C preferred stock in March 1999.

The rights of the Company's preferred stockholders are superior to the rights of the Company's common stockholders.

      The holders of the Company's Series B preferred stock and its Series C preferred stock have certain rights that are superior to the rights of holders of the Company's common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if AVAX ceases to exist by virtue of a merger in which AVAX is not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of the Company's Series B preferred stock will receive $135 per share in cash or securities, and holders of the Company's Series C preferred stock will receive $100 per share in cash or securities, before any distributions are made to the holders of the Company's common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of the Company's common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

Certain sections of Delaware's General Corporation Law, by which AVAX is governed, have antitakeover effects.

      The Company was organized under the laws of the State of Delaware, and therefore is subject to the General Corporation Law of the State of Delaware.
Section 203 of that law, subject to certain exceptions, prohibits a Delaware corporation like AVAX from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by that entity or person. Accordingly, Section 203 could discourage third parties from making tender offers for the Company's shares and, as a consequence, Section 203 could prevent fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts. Section 203 could also be used by the Company to attempt to prevent changes in AVAX's management.

AVAX has never paid a cash dividend and does not expect to pay a cash dividend in the near future.

      AVAX has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 2.     Description of Property

      The Company's executive offices are located at 4520 Main, Suite 930, Kansas City, Missouri 64111. The Company currently leases approximately 7,700 square feet of office space for a monthly lease cost of approximately $13,200.

      In addition, the Company leases a facility at 2000 Hamilton Street, Philadelphia, Pennsylvania 19103, for its clinical manufacturing facility. The facility consists of approximately 11,900 square feet of which approximately 9,300 square feet are utilized for manufacturing development while the remaining 2,600 square feet are used for office space. The Company has options for additional space. Currently, the monthly rental on the facility is approximately $10,400.

      The Company also is in the final stages of choosing a location for a clean room facility in Australia. That facility will be the manufacturing and distribution center for M-Vax in Australia.

      The Company is also seeking to lease suitable research laboratory facilities to support its own research program.

ITEM 3.     Legal Proceedings

      A. The Company's application for a federal trademark registration for the marks AVAX, NVAX and MVAX has been opposed by a third party. Although this opposition proceeding may have an impact on the right of the Company to obtain a federal trademark registration in the United States Patent & Trademark Office for those names, the proceeding will not decide the Company's right to use those marks. Although the Company believes there is a sound basis for denial of the opposition and allowance of its application to register the marks, there can be no assurance that the Company will prevail in this proceeding. The Company does not believe that an adverse outcome in this proceeding will materially affect its business. To date, no litigation has been threatened in connection with this matter.

      B. On September 17, 1999, a complaint was filed in the U.S. District Court for the District of Maryland styled Intracel Corporation vs. AVAX Technologies, Inc. Intracel alleges that it is the owner of U.S. Patent No. 5,484,596 entitled "Active Specific Immunotherapy." Intracel alleges that the Company's autologous cell vaccine technologies infringe this patent and requests monetary damages and an injunction against AVAX. Management of the Company believes that the Intracel claims are meritless and will be rejected. The Company intends to aggressively protect its rights including its right to continue to develop the AC vaccine technology free of any encumbrance by Intracel. On December 14, 1999, the Company moved to dismiss Intracel's claim for lack of jurisdiction. Intracel's response to the motion to dismiss, which is due February 16, 2000, is pending.

      C. On December 6, 1999, the Company received a letter from Paramount Capital, Incorporated ("Paramount"), claiming that Paramount and certain of its affiliates are entitled to the issuance of approximately 431,000 shares of the Company's common stock without further payment or services by Paramount. In 1996, Paramount acted as placement agent for two private placements of securities of the Company. As partial compensation to Paramount, the Company issued to Paramount warrants to purchase 25,820 shares of Series B Preferred Stock. Paramount assigned the placement warrants to certain Paramount employees and to certain third party brokers that assisted Paramount in the private placement.

      In an effort to achieve listing of the Company's common stock on The Nasdaq National Market, the Company requested that each holder of Series B preferred stock agree in 1997 to an amendment of their subscription agreements to lock-up their shares of Series B preferred stock. Under the terms of the amended subscription agreements, in consideration for their agreement to the lock-up, the holders of the locked-up shares of Series B Preferred Stock had the right, as of July 10, 1998 (12 months after the Nasdaq listing), to receive additional shares of common stock in certain circumstances.

      Those holders of the Series B preferred stock who agreed to amend of their subscription agreements became entitled to receive approximately 16.7 additional shares of common stock for each share of Series B Preferred Stock that they owned as of July 10, 1998. As a result of the contractual reset, the Company issued an aggregate of approximately 3,027,000 shares of common stock in July 1998. Paramount is claiming that, when the reset shares were issued by the Company in 1998 to those certain Series B Preferred stockholders, Paramount and its affiliates were entitled to receive the 431,000 additional shares.

      In 1996 when the warrants were issued, Michael S. Weiss, Esq., currently a Director of the Company, was Senior Managing Director and General Counsel of Paramount. In addition, Dr. Lindsay A. Rosenwald a greater than 5% stockholder of the Company, was at that time and currently still is, the Chairman and sole shareholder of Paramount. Paramount has advised the Company that if Paramount prevails in its claim for the approximately 431,000 shares, approximately 29,000 shares will be owed to Mr. Weiss and approximately 205,000 shares will be owed to Dr. Rosenwald.

      By letter dated January 21, 2000, the Company informed Paramount that, based upon a review of all relevant documents and applicable case law, it saw nothing to support Paramount's claim for any reset shares. No litigation has been filed in this matter.

      The Company is not aware of any other pending or threatened legal actions which, in the opinion of management, based on known information, is likely to have a material adverse effect on the Company's business.

ITEM 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                             AVAX TECHNOLOGIES, INC.

                                     PART II

ITEM 5.     Market For Common Equity And Related Stockholder Matters

      The common stock was publicly traded on the OTC Bulletin Board from December 19, 1996 through July 9, 1997. Since July 10, 1997, the common stock has been listed for quotation on the Nasdaq SmallCap Market under the symbol "AVXT". The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by the National Quotation Bureau or Nasdaq, for the quarters presented. Certain of the prices set forth below may represent inter-dealer quotations, without adjustment for markups, markdowns and commissions and may not reflect actual transactions.

--------------------------------------------------------------------------------
                                                   High             Low
                                                   ----             ---

--------------------------------------------------------------------------------
Fiscal year ended December 31, 1999
   First quarter                                   5 1/8           2 3/8
   Second quarter                                    7             3 9/16
   Third quarter                                   4 1/2          2 15/16
   Fourth quarter                                  6 3/4          2 21/32

--------------------------------------------------------------------------------
Fiscal year ended December 31, 1998
   First quarter                                 $4 11/16          $3 5/8
   Second quarter                                  5 3/4           2 7/16
   Third quarter                                  2 29/32          1 7/16
   Fourth quarter                                  2 3/4             1
--------------------------------------------------------------------------------

      The last reported sale price of the common stock on the Nasdaq SmallCap Market on January 31, 2000 was $8.25 per share. At January 31, 2000, there were 11,214,745 shares of common stock outstanding, which were held by approximately 2,200 stockholders of record. The 73,884 shares of Series B and 101,300 shares of Series C preferred stock, outstanding at December 31, 1999, are convertible into 1,927,394 and 3,116,915 shares of common stock, respectively, excluding the effect of any fractional shares.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

GENERAL

      Since its inception, the Company has concentrated its efforts and resources in the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $21,225,840 as of December 31, 1999. The Company expects to incur increasing operating losses over the next several years, primarily due to the expansion of its research and development programs, including clinical trials for M-Vax, O-Vax, and other pre-clinical studies and clinical trials for other products that may arise from the AC Vaccine technology and from the compounds licensed from Rutgers and Texas A&M and other products that it may acquire or develop.

      The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax and O-Vax products do not currently generate revenue, and there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, or any other products that it may develop.

PLAN OF OPERATION

      The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. The Company initially intends to be engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue substantial research and development of the AC Vaccine technology, including, without limitation, pivotal registration clinical trials on M-Vax, the Company's lead AC Vaccine technology for metastatic melanoma. The Company also anticipates that it will expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include ovarian, breast, prostate, lung, renal cell and colorectal cancer and acute myelogenous leukemia (AML). For example, the Company has announced that the FDA has accepted its Corporate IND to begin Phase 2 testing of O-Vax, its AC Vaccine for ovarian cancer. The Company has initiated recruitment of clinical sites and patients for the first of three planned multi-center O-Vax studies that are expected to enroll over 400 patients. It is expected that during the next 12 months, in order to support these clinical trial efforts, the Company will be required to expend substantial resources. See Item 1 "Description of Business - Technology and Product Candidates," "License and Research Agreements" and "Manufacturing and Marketing."

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

      While there can be no assurance, the Company may acquire additional products and technologies during the next 12 months, which may or may not be in the cancer immunotherapy field. Should the Company acquire additional products or technologies, it is anticipated that such additional products or technologies will require substantial resources for research, development and clinical evaluation. Although the Company completed a $10.1 million private placement of preferred stock on March 1, 1999, there can be no assurance that the Company will be able to obtain the additional financing necessary to acquire and develop additional products and technologies. In addition, there can be no assurance that changes in the Company's research and development plans, or other changes which would or could alter the Company's operating expenses, will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail significantly its activities or cease operations.

      During the last 12 months, the Company's research and development expenses increased from $4.0 million to $5.2 million, while general and administrative expenses increased from $2.5 million to $3.4 million. The increases in the research and development expenses relate primarily to an increase in headcount and the inception of operations at the

Company's Philadelphia facility, the progress made in advancing M-Vax into a pivotal registration trial, and also expanding the clinical testing and evaluation of O-Vax. The Company has noted increased costs related to patent and regulatory expenses in its efforts to expand the use of the AC Vaccine technology in Europe, Australia and Japan. General and administrative expenses increased due to increased headcount to support the Company's international initiatives, as well as increased costs related to market research and business development efforts focused on Europe, Japan and Australia. The Company anticipates that, over the next 12 months, research and development expenses will continue to increase substantially, particularly as additional clinical trials are initiated related to the AC Vaccine and additional development expenses are incurred related to the Rutgers and Texas A&M Compounds.

LIQUIDITY AND CAPITAL RESOURCES

      The Company currently anticipates that its current resources should be sufficient to fund operations until approximately the fourth quarter of 2000 based upon the Company's current operating plan. AVAX will need to raise more money before the end of the third quarter of 2000 to continue research and product development beyond 2000, and to pursue the manufacture and marketing of any products that it may develop.

      Because the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations until the fourth quarter of 2000. Because the Company has no committed external sources of capital, and expects no product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of, or eliminate, one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available.

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

      None.

                             AVAX TECHNOLOGIES, INC.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

      Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 10.    Executive Compensation

      Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 12.    Certain Relationships and Related Transactions

      Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

ITEM 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibits are listed on the Index to Exhibits at the end of this Report.

(b)   Reports On Form 8-K

      Two reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

      The first report was filed on October 1, 1999, and related to a press release issued by the Company on September 13, 1999 in which the Company announced that M-Vax is expected to be made available for commercial use in The Netherlands, Germany, and Japan. The commercialization of M-Vax in these countries will be subject only to meeting certain requirements determined by each local regulatory agency.

      The second report was filed on December 16, 1999, announcing the presentation by the Company's Executive Vice President at the 26th Annual Scientific Meeting of the Clinical Oncological Society of Australia in Melbourne, of nine-year follow-up data of stage III melanoma patients from Company-sponsored Phase 2 studies of M-Vax. The report also announced the Company's execution of a definitive joint venture agreement with Neptunus International Holdings Limited in Australia, under which the Company, through its affiliated entities, will manufacture and market M-Vax in Australia, and has similar rights in New Zealand.

                        Consolidated Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)

                     Years ended December 31, 1999 and 1998
                      and the period from January 12, 1990
                      (Incorporation) to December 31, 1999
                       With Report of Independent Auditors

                             AVAX Technologies, Inc.
                          (a development stage company)

                        Consolidated Financial Statements

Years ended December 31, 1999 and 1998 and for the period from January 12, 1990
                      (Incorporation) to December 31, 1999

                                    Contents

Report of Independent Auditors.................................................1

Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 1999.............................2

Consolidated Statements of Operations for the years ended December 31,
  1999 and 1998 and for the period from January 12, 1990 (incorporation)
  to December 31, 1999.........................................................3

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 and for the period from January 12, 1990
  (incorporation) to December 31, 1999.........................................4

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from January 12, 1990 (incorporation) to
  December 31, 1999............................................................7

Notes to Consolidated Financial Statements.....................................9

                    Report of Independent Auditors

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998, and for the period from January 12, 1990 (incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from January 12, 1990 (incorporation) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

Kansas City, Missouri
January 14, 2000

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)
                           Consolidated Balance Sheet

                                                                    December 31,
                                                                       1999
                                                                   ------------
Assets
Current assets:
  Cash and cash equivalents                                        $  3,426,059
  Marketable securities                                               8,868,621
  Prepaid expenses and other current assets                             336,821
                                                                   ------------
Total current assets                                                 12,631,501
Property, plant and equipment, at cost                                2,458,678
  Less accumulated depreciation                                         116,862
                                                                   ------------
Net property, plant and equipment                                     2,341,816
                                                                   ------------
Total assets                                                       $ 14,973,317
                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued liabilities                         $    401,263
Total current liabilities                                               401,263

Minority interest in consolidated subsidiaries                          502,341
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 5,000,000, including Series B -
      300,000 shares and Series C - 120,000 shares
    Series B convertible preferred stock:
      Issued and outstanding shares - 73,884
        (liquidation preference - $9,974,340)                               739
    Series C convertible preferred stock:
      Issued and outstanding shares - 101,300
      (liquidation preference - $10,130,000)                              1,013
  Common stock, $.004 par value:
    Authorized shares - 30,000,000
    Issued and outstanding shares - 11,077,790                           44,311
  Additional paid-in capital                                         35,406,036
  Subscription receivable                                                  (422)
  Deferred compensation                                                (156,124)
  Deficit accumulated during the development stage                  (21,225,840)
                                                                   ------------
Total stockholders' equity                                           14,069,713
                                                                   ------------
Total liabilities and stockholders' equity                         $ 14,973,317
                                                                   ============

See accompanying notes.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

                      Consolidated Statements of Operations

                                                                          Period from
                                                                        January 12, 1990
                                                                         (Incorporation)
                                                Year ended                     to
                                               December 31,                December 31,
                                          1998              1999              1999
                                       -------------------------------------------------
Gain from sale of the Product          $        --       $        --      $  1,951,000

Costs and expenses:
   Research and development              4,019,143         5,175,695        13,996,123
   Marketing and selling                        --                --           543,646
   General and administrative            2,516,215         3,376,278        11,454,637
                                       -------------------------------------------------
Total operating loss                    (6,535,358)       (8,551,973)      (24,043,406)

Other income (expense):
   Interest income                         697,228           661,951         3,295,632
   Interest expense                             --                --          (646,293)
   Minority interest in losses of
     consolidated subsidiaries                  --            22,459            22,459
   Other, net                                   --                --           145,768
                                       -------------------------------------------------
Total other income, net                    697,228           684,410         2,817,566
                                       -------------------------------------------------
Net loss                                (5,838,130)       (7,867,563)      (21,225,840)

Amount payable for liquidation
   preference                                   --                --        (1,870,033)
                                       -------------------------------------------------
Net loss attributable to common
   stockholders                        $(5,838,130)      $(7,867,563)     $(23,095,873)
                                       =================================================

Net loss per common share - basic      $      (.87)      $      (.74)
                                       =============================
Weighted average number of common
   shares outstanding                    6,731,210        10,642,366
                                       =============================

See accompanying notes.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                             Series A                Series B               Series C
                                            Convertible            Convertible            Convertible
                                          Preferred Stock        Preferred Stock        Preferred Stock            Common Stock
                                     -----------------------------------------------------------------------------------------------
                                        Shares       Amount     Shares      Amount    Shares        Amount       Shares     Amount
                                     -----------------------------------------------------------------------------------------------
Issuance of common stock for
  services in January 1990                   --      $   --     $    --      $  --       --        $    --      582,500     $ 2,330
Net loss                                     --          --          --         --       --             --           --          --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1990                 --          --          --         --       --             --      582,500       2,330
  Issuance of common stock for
    services in August 1991                  --          --          --         --       --             --      230,000         920
  Net loss                                   --          --          --         --       --             --           --          --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1991                 --          --          --         --       --             --      812,500       3,250
  Conversion of note payable to
    related party to common stock
    in June 1992                             --          --          --         --       --             --       22,913          92
  Issuance of common stock for
    services in May and June 1992            --          --          --         --       --             --      264,185       1,056
  Issuance of Series A convertible
    preferred stock, net of
    issuance cost in June, July
    and September 1992                1,287,500      12,875          --         --       --             --           --          --
  Net loss                                   --          --          --         --       --             --           --          --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1992          1,287,500      12,875          --         --       --             --    1,099,598       4,398
  Issuance of common stock for
    services in July and November
    1993                                     --          --          --         --       --             --        8,717          35

  Net loss                                   --          --          --         --       --             --           --          --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1993          1,287,500      12,875          --         --       --             --    1,108,315       4,433
  Issuance of common stock for
    services in July 1994                    --          --          --         --       --             --        3,750          15
  Net loss                                   --          --          --         --       --             --           --          --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1994          1,287,500      12,875          --         --       --             --    1,112,065       4,448
  Common stock returned and
    canceled in April and May 1995           --          --          --         --       --             --     (307,948)     (1,232)
  Shares issued in September and
    November 1995                            --          --          --         --       --             --    1,777,218       7,109
  Amount payable for liquidation
    preference                               --          --          --         --       --             --           --          --
  Net income                                 --          --          --         --       --             --           --          --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1995          1,287,500      12,875          --         --       --             --    2,581,335      10,325

                                                                                                   Deficit
                                                                                   Unrealized    Accumulated         Total
                                          Additional                                 Loss on      During the      Stockholders'
                                           Paid-In     Subscription    Deferred     Marketable    Development        Equity
                                           Capital      Receivable   Compensation   Securities       Stage          (Deficit)
                                     ------------------------------------------------------------------------------------------
Issuance of common stock for
  services in January 1990                $      920      $    --       $    --       $    --      $       --       $    3,250
Net loss                                          --           --            --            --            (889)            (889)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1990                     920           --            --            --            (889)           2,361
  Issuance of common stock for
    services in August 1991                    5,830           --            --            --              --            6,750
  Net loss                                        --           --            --            --         (97,804)         (97,804)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1991                   6,750           --            --            --         (98,693)         (88,693)
  Conversion of note payable to
    related party to common stock
    in June 1992                             160,465           --            --            --              --          160,557
  Issuance of common stock for
    services in May and June 1992              6,444           --            --            --              --            7,500
  Issuance of Series A convertible
    preferred stock, net of
    issuance cost in June, July
    and September 1992                     2,258,837           --            --            --              --        2,271,712
  Net loss                                        --           --            --            --        (607,683)        (607,683)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1992               2,432,496           --            --            --        (706,376)       1,743,393
  Issuance of common stock for
    services in July and November
    1993                                      24,965           --            --            --              --           25,000
  Net loss                                        --           --            --            --      (1,610,154)      (1,610,154)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1993               2,457,461           --            --            --      (2,316,530)         158,239
  Issuance of common stock for
    services in July 1994                      4,485           --            --            --              --            4,500
  Net loss                                        --           --            --            --        (781,221)        (781,221)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1994               2,461,946           --            --            --      (3,097,751)        (618,482)
  Common stock returned and
    canceled in April and May 1995                --           --            --            --              --           (1,232)
  Shares issued in September and
    November 1995                                 --       (7,109)           --            --              --               --
  Amount payable for liquidation
    preference                              (738,289)          --            --            --              --         (738,289)
  Net income                                      --           --            --            --       1,380,571        1,380,571
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1995               1,723,657       (7,109)           --            --      (1,717,180)          22,568

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)


                                            Series A                  Series B             Series C
                                           Convertible               Convertible          Convertible
                                         Preferred Stock           Preferred Stock      Preferred Stock           Common Stock
                                     -----------------------------------------------------------------------------------------------
                                       Shares        Amount       Shares      Amount    Shares    Amount      Shares       Amount
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1995          1,287,500     $ 12,875           --     $   --      --      $   --     2,581,335   $   10,325
  Repurchase of common stock
    in March 1996                            --           --           --         --      --          --       (77,901)        (312)
  Payment of subscription
    receivable                               --           --           --         --      --          --            --           --
  Conversion of Series A
    preferred stock in June 1996     (1,287,500)     (12,875)          --         --      --          --       321,875        1,288
  Issuance of common stock and
    Series B preferred stock in a
    private placement in May and
    June 1996                                --           --      258,198      2,582      --          --       129,099          516
  Issuance of common stock
    and Series B preferred
    stock for services in
    June 1996                                --           --        1,000         10      --          --           500            2
  Exercise of warrants in June and
    July 1996                                --           --           --         --      --          --       156,250          626
  Amount payable for liquidation             --           --           --         --      --          --            --           --
    preference
  Compensation related to stock
    options granted in May and
    September 1996                           --           --           --         --      --          --            --           --
  Amortization of deferred
    compensation                             --           --           --         --      --          --            --           --
  Unrealized loss on marketable
    securities                               --           --           --         --      --          --            --           --
  Net loss                                   --           --           --         --      --          --            --           --
                                     -----------------------------------------------------------------------------------------------
Balance at December  31, 1996                --           --      259,198      2,592      --          --     3,111,158       12,445
  Payment of subscription
    receivable                               --           --           --         --      --          --            --           --
  Write-off of subscription
    receivable                               --           --           --         --      --          --            --           --
  Exercise of warrants in
    April and June 1997                      --           --           --         --      --          --        49,770          199
  Conversion of preferred to
    common stock                             --           --      (55,039)      (551)     --          --     1,421,403        5,685
  Repurchase of fractional shares            --           --           --         --      --          --           (26)          --
  Realization of loss on marketable
    securities                               --           --           --         --      --          --            --           --
  Amortization of deferred
    compensation                             --           --           --         --      --          --            --           --
  Net loss                                   --           --           --         --      --          --            --           --
                                     -----------------------------------------------------------------------------------------------
Balance at December  31, 1997                --           --      204,159     $2,041      --          --     4,582,305       18,329
  Conversion of preferred to
    common stock                             --           --      (91,470)      (914)     --          --     2,386,174        9,544
  Payment of subscription
    receivable                               --           --           --         --      --          --            --           --
  Issue shares based upon reset
    provisions                               --           --           --         --                  --     3,029,339       12,117
  Issue compensatory shares to
    officer                                  --           --           --         --      --          --         9,301           38
  Amortization of deferred
    compensation                             --           --           --         --      --          --            --           --
  Net loss                                   --           --           --         --      --          --            --           --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1998                 --           --      112,689      1,127      --          --    10,007,119       40,028
                                     -----------------------------------------------------------------------------------------------

                                                                                                         Deficit
                                                                                          Unrealized    Accumulated        Total
                                       Additional                                          Loss on      During the     Stockholders'
                                        Paid-In        Subscription        Deferred       Marketable    Development       Equity
                                        Capital         Receivable       Compensation     Securities      Stage          (Deficit)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1995         $  1,723,657     $     (7,109)      $       --        $   --     $ (1,717,180)    $     22,568
  Repurchase of common stock
    in March 1996                              --              312               --            --               --               --
  Payment of subscription
    receivable                                 --            2,771               --            --               --            2,771
  Conversion of Series A
    preferred stock in June 1996           11,587               --               --            --               --               --
  Issuance of common stock and
    Series B preferred stock in a
    private placement in May and
    June 1996                          22,217,397               --               --            --               --       22,220,495
  Issuance of common stock
    and Series B preferred
    stock for services in
    June 1996                              99,988               --               --            --               --          100,000
  Exercise of warrants in June and
    July 1996                               5,624               --               --            --               --            6,250
  Amount payable for liquidation
    preference                         (1,131,744)              --               --            --               --       (1,131,744)
  Compensation related to stock
    options granted in May and
    September 1996                      1,076,373               --       (1,076,373)           --               --               --
  Amortization of deferred
    compensation                               --               --          112,949            --               --          112,949
  Unrealized loss on marketable
    securities                                 --               --               --        (2,037)              --           (2,037)
  Net loss                                     --               --               --            --       (1,536,842)      (1,536,842)
                                     -----------------------------------------------------------------------------------------------
Balance at December  31, 1996          24,002,882           (4,026)        (963,424)       (2,037)      (3,254,022)      19,794,410
  Payment of subscription
    receivable                                 --            1,761               --            --               --            1,761
  Write-off of subscription
    receivable                             (1,833)           1,833               --            --               --               --
  Exercise of warrants in
    April and June 1997                      (199)              --               --            --               --               --
  Conversion of preferred to
    common stock                           (5,134)              --               --            --               --               --
  Repurchase of fractional shares             (76)              --               --            --               --              (76)
  Realization of loss on marketable
    securities                                 --               --               --         2,037               --            2,037
  Amortization of deferred
    compensation                               --               --          269,100            --               --          269,100
  Net loss                                     --               --               --            --       (4,266,125)      (4,266,125)
                                     -----------------------------------------------------------------------------------------------
Balance at December  31, 1997          23,995,640             (432)        (694,324)           --       (7,520,147)      15,801,107
  Conversion of preferred to
    common stock                           (8,630)              --               --            --               --               --
  Payment of subscription
    receivable                                 --               10               --            --               --               10
  Issue shares based upon reset
    provisions                            (12,117)              --               --            --               --               --
  Issue compensatory shares to
    officer                                24,962               --               --            --               --           25,000
  Amortization of deferred
    compensation                               --               --          269,100            --               --          269,100
  Net loss                                     --               --               --            --       (5,838,130)      (5,838,130)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1998           23,999,855             (422)        (425,224)           --      (13,358,277)      10,257,087
                                     -----------------------------------------------------------------------------------------------

                     AVAX Technologies, Inc.and Subsidiaries
                          (a development stage company)
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)


                                       Series A              Series B                 Series C
                                      Convertible           Convertible              Convertible
                                    Preferred Stock       Preferred Stock          Preferred Stock          Common Stock
                                  --------------------------------------------------------------------------------------------
                                    Shares    Amount     Shares      Amount      Shares       Amount     Shares       Amount
                                  --------------------------------------------------------------------------------------------
Balance at December  31, 1998         --      $   --     112,689     $ 1,127          --      $   --    10,007,119    $40,028
  Conversion of preferred to
    common stock                      --          --     (38,805)       (388)         --          --     1,012,286      4,049
  Issue shares based upon reset
    provisions                        --          --          --          --          --          --        20,885         84
  Issuance of Series C preferred
    stock in a private placement
    in March 1999                     --          --          --          --     101,300       1,013            --         --
  Exercise of Warrants pursuant to
    cashless exercise provisions      --          --          --          --          --          --        37,500        150
  Capital contribution through
    sale of 20% interest in
    consolidated subsidiaries to
    unrelated third party             --          --          --          --          --          --            --         --
  Amortization of deferred
    compensation                      --          --          --          --          --          --            --         --
  Net loss                            --          --          --          --          --          --            --         --
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1999          --      $   --      73,884     $   739     101,300      $1,013    11,077,790    $44,311
                                  ============================================================================================

                                                                                               Deficit
                                                                              Unrealized     Accumulated           Total
                                   Additional                                   Loss on       During the        Stockholders'
                                    Paid-In       Subscription   Deferred      Marketable     Development          Equity
                                    Capital        Receivable  Compensation    Securities        Stage            (Deficit)
                                  --------------------------------------------------------------------------------------------
Balance at December  31, 1998     $ 23,999,855       $(422)      $(425,224)      $   --      $(13,358,277)      $ 10,257,087
  Conversion of preferred to
    common stock                        (3,661)         --              --           --                --                 --
  Issue shares based upon reset
    provisions                             (84)         --              --           --                --                 --
  Issuance of Series C preferred
    stock in a private placement
    in March 1999                    9,283,726          --              --           --                --          9,284,739
  Exercise of Warrants pursuant to
    cashless exercise provisions        27,000          --              --           --                --             27,150
  Capital contribution through
    sale of 20% interest in
    consolidated subsidiaries to
    unrelated third party            2,099,200          --              --           --                --          2,099,200
  Amortization of deferred
    compensation                            --          --         269,100           --                --            269,100
  Net loss                                  --          --              --           --        (7,867,563)        (7,867,563)
                                  --------------------------------------------------------------------------------------------
Balance at December 31, 1999      $ 35,406,039       $(422)      $(156,124)      $   --      $(21,225,840)      $ 14,069,713
                                  ============================================================================================

See accompanying notes.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

                      Consolidated Statements of Cash Flows

                                                                                                            Period from
                                                                                                         January 12, 1990
                                                                                                          (Incorporation)
                                                                         Year ended December 31           to December 31,
                                                                         1998               1999               1999
                                                                     ---------------------------------------------------
Operating activities
Net loss                                                             $  (5,838,130)     $  (7,867,563)     $ (21,225,840)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                          289,610            350,485          1,152,416
    Minority interest in net loss                                               --            (22,459)           (22,459)
    Compensatory stock issue                                                25,000                 --             25,000
    Gain on sale of the Product                                                 --                 --         (1,951,000)
    Gain on sale of intellectual property                                       --                 --               (787)
    Accretion of interest on common stock receivable                            --                 --           (449,000)
    Accretion of interest on amount payable to preferred
      stockholders and Former Officer                                           --                 --            449,000
    Loss on sale or abandonment of furniture and equipment                      --                 --             37,387
    Issuance of common stock or warrants for services                           --             27,150            174,150
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                            (75,772)          (106,120)          (336,821)
      Accounts payable and accrued liabilities                             532,920           (485,383)           401,263
      Amount payable to Former Officer                                          --                 --             80,522
                                                                     ---------------------------------------------------
Net cash used in operating activities                                   (5,066,372)        (8,103,890)       (21,666,169)

Investing activities
Purchases of  marketable securities                                    (81,958,707)       (87,395,943)      (185,573,150)
Proceeds from sale of marketable securities                             81,683,057         87,905,000        169,588,057
Proceeds from sale of short-term investments                                    --                 --          7,116,472
Purchases of furniture and equipment                                    (1,133,932)        (1,232,787)        (2,524,612)
Proceeds from sale of furniture and equipment                                   --                 --              4,600
Organization costs incurred                                                     --                 --             (1,358)
                                                                     ---------------------------------------------------
Net cash used in investing activities                                   (1,409,582)          (723,730)       (11,389,991)

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

                Consolidated Statements of Cash Flows (continued)

                                                                                           Period from January
                                                                                                12, 1990
                                                                                             (Incorporation)
                                                                Year ended December 31        to December 31,
                                                                1998              1999             1999
                                                            --------------------------------------------------
Financing activities
Proceeds from issuance of notes payable
  to related party                                          $         --      $         --     $    957,557
Principal payments on notes payable to related party                  --                --         (797,000)
Proceeds from loans payable                                           --                --        1,389,000
Principal payments on loans payable                                   --                --       (1,389,000)
Payments for fractional shares from reverse splits and
  preferred stock conversions                                         --                --              (76)
Financing costs incurred                                              --                --          (90,000)
Payments received on subscription receivable                          10                --            4,542
Proceeds received from exercise of stock warrants                     --                --            6,250
Capital contribution through sale of interest in
  consolidated subsidiaries                                           --         2,624,000        2,624,000
Net proceeds received from issuance of preferred and
  common stock                                                        --         9,284,739       33,776,946
                                                            -----------------------------------------------
Net cash provided by financing activities                             10        11,908,739       36,482,219
                                                            -----------------------------------------------

Net increase (decrease) in cash and cash equivalents          (6,475,944)        3,081,119        3,426,060
Cash and cash equivalents at beginning
  of period                                                    6,820,884           344,940               --
                                                            -----------------------------------------------
Cash and cash equivalents at end of period                  $    344,940      $  3,426,059     $  3,426,060
                                                            ===============================================

Supplemental disclosure of cash flow information
Interest paid                                               $         --      $         --     $    197,072
                                                            ===============================================

See accompanying notes.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

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

In February 1998, the Company entered into a license agreement with Texas A&M to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the Texas A&M Compounds) (see Note 3).

In November 1999, the Company, through its subsidiary AVAX Australia Holdings Pty Limited, entered into a joint venture with Neptunus International Holdings Limited (NIHL), in connection with its subsidiaries Eastpac Inc. and Jetona Pty Ltd, of New South Wales, Australia, for the development and commercialization of the Company's AC Vaccine(TM) Technology in Australia and New Zealand. Due to the Company's 80% controlling interest in the two related joint venture entities, the financial position and results of operations of the joint venture are consolidated in the Company's financial statements (see Note 4)

The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval, and competition with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., its wholly owned subsidiaries and its 80% owned and controlled subsidiaries AVAX Australia Pty., LTD and AVAX Australia Manufacturing Pty., LTD, which are described in Note 4. None of the subsidiaries have begun planned principle operations as of December 31, 1999. All significant intercompany balances and transactions have been eliminated. The minority interest in consolidated subsidiary represents the 20% owned by NIHL in the net equity of the consolidated joint venture entities (See Note 4).

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

1. Description of Business and Significant Accounting Policies (continued)

Foreign Currency Translation

AVAX Australia Pty., LTD and AVAX Australia Manufacturing Pty., LTD, both utilize the Australian dollar as their functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these two 80%-owned subsidiaries have been translated into United States dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation at rates prevailing during the period since formation (November 25, 1999) for expenses incurred and at December 31, 1999 rates for all assets and liabilities. The resulting translation adjustment was immaterial. In addition, there were no material foreign currency translation gains or losses in 1999 or 1998.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999, all cash and cash equivalents were held at one financial institution.

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities classified as held-to-maturity are included in interest income. The Company's debt securities all mature in 2000. The following is a summary of marketable securities:

                                                                                Unrealized     Estimated
                     Description of Securities                    Cost          Gain/(Loss)    Fair Value
      ---------------------------------------------------------------------------------------------------
      December 31, 1998
      Held-to-maturity debt securities:
        Commercial paper                                       $8,845,322       $      --      $8,845,322
        U.S. Treasury securities                                  532,356              --         532,356
                                                               ------------------------------------------
                                                               $9,377,678       $      --      $9,377,678
                                                               ==========================================
      December 31, 1999
      Held-to-maturity debt securities:
        Commercial paper                                       $8,390,417       $      --      $8,390,417
        U.S. Treasury securities                                  478,204              --         478,204
                                                               ------------------------------------------
                                                               $8,868,621       $      --      $8,868,621
                                                               ==========================================

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

1. Description of Business and Significant Accounting Policies (continued)

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the furniture and equipment, which range from three to ten years. Depreciation for the Company's manufacturing facility and related equipment are computed using the straight-line method over estimated useful lives of 5 to 10 years. Leasehold improvements related to the building are being amortized using the straight-line method over the actual life of the lease.

Research and Development Costs

Research and development costs, including payments related to patents and license agreements, are expensed when incurred.

Deferred Compensation

Certain compensation costs are deferred and amortized over the vesting period of such compensation.

Share Information

On May 15, 1996 (see Note 5), prior to the first closing of a private placement, the Company effected a 1-for-2 reverse stock split of the Company's common stock. Pursuant to an amendment to the Company's Certificate of Incorporation dated May 7, 1997, a second 1-for-2 reverse split of the Company's common stock was effected as of the close of business on May 13, 1997. All outstanding share and per share amounts included in the accompanying financial statements have been adjusted to reflect both 1-for-2 reverse stock splits.

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods, adjusted to reflect the reverse stock splits. The following table sets forth the computation of the Company's basic earnings per share information. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be antidilutive for the periods presented.

                                                                December 31,
                                                           1998             1999
                                                        ----------------------------
      Numerator (basic):
      Loss available to common stockholders             $(5,838,130)     $(7,867,563)
                                                        ============================

      Denominator (basic):
        Weighted average common shares outstanding        6,731,210       10,642,366
                                                        ============================

      Net loss per share - basic                        $      (.87)     $      (.74)
                                                        ============================

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

1. Description of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25. See Note 5 for the pro forma effects of applying SFAS No. 123.

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

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

2. Sale of the Product (continued)

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

Under the terms of the license agreement the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (FDA) or comparable international agency, $10,000 upon the first filing of a New Drug Application (NDA) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the Study) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. The Company has satisfied all of its obligations under this agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sublicensees of the Invention.

The research agreement with TJU mentioned above will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $279,690 and $230,602 for the years ended December 31, 1999 and 1998, respectively. This level of funding satisfies the Company's obligation under the agreement.

In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds. In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has committed to the issuance of warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011. These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of one hundred thousand dollars

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

3. License and Research Agreements (continued)

($100,000) per year for three years. In addition, the Company is obligated to spend an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000. Expenses incurred related to research funding for Rutgers were $133,750 and $97,500 for the years ended December 31, 1999 and 1998, respectively. This level of funding satisfies the Company's obligation under the agreement.

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

In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $100,000 in the first year of commercial marketing, $200,000 in the second year, $250,000 in the third year, $300,000 in the fourth year, and $350,000 in the fifth and all following years.

In February 1997, the Company entered into an agreement with Texas A&M for the exclusive worldwide license to develop, manufacture and sell products embodying the Texas A&M Compounds. Under the terms of the license agreement, the Company has agreed to fund research in the amount of approximately $108,000 per year for the first three years. The Company is also obligated to pay certain milestone payments as follows: $24,000 upon initiation of certain toxicity evaluations; $12,000 upon completion of toxicity evaluations demonstrating certain acceptable toxicity levels; $12,000 upon the submission of an IND to the FDA, or comparable international agency; $5,000 upon completion of the first Phase I clinical investigation; and $15,000 upon receipt by the Company of NDA approval from the FDA to market products.

In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. Expenses incurred related to research funding for Texas A&M was $108,750 for each of the years ended December 31, 1999 and 1998. This level of funding satisfies the Company's obligation under the agreement.

4. Joint Venture Agreement

In November 1999, the Company's subsidiary AVAX Australia Holdings, Pty. Limited entered into a joint venture agreement with NIHL (and its subsidiaries) related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

4. Joint Venture Agreement (continued)

During 1999, NIHL, through a subsidiary contributed $4,000,000 Australian Dollars for a 20% equity interest in the voting stock of both operating companies. NIHL will have the option to make two additional equity investments of $3,000,000 each on March 31, 2000 and June 30, 2000. Upon making each equity investment, NIHL will receive an additional 15% interest in the voting stock of each operating Company which would bring their total ownership interest in the voting common stock to 50%. If NIHL executes both option purchases, the Company will have the right to purchase additional non-voting common stock in each operating Company, bringing it's cumulative equity interest in the entities financial results above 50%. Based on these and other factors as described in the joint venture agreement, management believes the Company has a controlling interest in these operating entities.

5. Equity Transactions

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

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

Pursuant to a private placement in May and June 1996, the Company issued 258,198 shares of Series B convertible preferred stock. The preferred stockholders also received 129,099 shares of common stock. The total consideration was $25,819,800. The per share price allocated to common stock and Series B convertible preferred stock was $1 and $99, respectively. In connection with the private placement, the Company paid $3,357,000 in commissions and nonaccountable expenses to the Paramount Capital (Paramount), a related party, and issued 500 shares of common stock and 1,000 shares of Series B convertible preferred stock as consideration for legal services valued at $100,000. In addition, the placement agent received warrants to purchase 25,819.8 shares of Series B convertible preferred stock at an exercise price of $110 per share. Such warrants are exercisable until June 11, 2006, contain certain antidilution provisions and may be exercised pursuant to a cashless exercise feature. Other share issuance expenses amounted to $142,000.

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

On March 1, 1999, the Company authorized and consummated an offering of Series C Convertible Preferred Stock (the "Series C Offering") pursuant to which the Company raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Company sold an aggregate of 101,300 shares of Series C Preferred Stock combined with Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants are exercisable until March 1, 2004.

The Series C preferred stockholders are entitled to voting rights equivalent to the number of common shares into which their preferred shares are convertible. The Series C preferred stockholders are also entitled to receive, in preference to the holders of common stock, an amount per preferred share of $100 plus any declared but unpaid dividends.

Pursuant to the terms of the private placement, each share of Series C preferred stock was convertible at any time, in whole or in part, at the discretion of the holders, into common stock at $3.25 per share.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

In connection with the private placement, the Company paid $845,261 in finders fees and non-accountable expenses. Of this amount $709,100 was paid to Paramount, a related party, in the form of a finders fee. In addition, Paramount was issued an option to acquire 187,015 shares of Common Stock at an exercise price of $3.58, exercisable until March 1, 2004. Upon exercise of the option granted to it in connection with the Series C Offering, Paramount would be issued warrants to purchase 37,402 shares of Common Stock of which 18,701 will be exercisable at $4.00 and the remaining 18,701 will be exercisable at $4.50, all for an aggregate exercise price of $828,472. The warrants are exercisable until March 1, 2004.

In September 1999, a vendor of the Company's exercised warrants pursuant to the cashless exercise provision of the warrant. This resulted in the Company issuing an additional 37,500 shares of Common Stock. Expense related to this transaction of $27,150 was recorded during the year which represented the fair value of the services on the date of issuance.

The 73,884 shares of Series B and 101,300 shares of Series C preferred stock, outstanding at December 31, 1999, are convertible into 1,927,394 and 3,116,915 shares of common stock, respectively, excluding the effect of any fractional shares.

Conversion Reset

In accordance with the terms of the Series B placement, the Initial Conversion Price was to be adjusted and reset effective as of the Reset Date if the average closing bid price for the 30 consecutive trading days immediately preceding the Reset Date (the 12-Month Trading Price) was less than 135% of the Initial Conversion Price or $5.40. If such was the case, the Initial Conversion Price would be reduced to be equal to the greater of the 12-Month Trading Price divided by 1.35 or 50% of the Initial Conversion Price.

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

Staggered Lock-up

Pursuant to the terms of the Series B placement, 25% of each holder's shares of common stock issuable upon conversion of the Series B preferred shares (the Conversion Shares) were not subject to any restriction on resale (Lock-up). The remaining 75% of each holder's Conversion Shares were subject to a staggered Lock-up, whereby 25% of the Conversion Shares were released from the Lock-up every three months after the final closing, through and including March 11, 1997.

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

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

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

Stock Options - Stock Option Plan

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

The following summarizes activity in the Plan:

                                                                      Options
                                                                    ----------

            Balance at December 31, 1994                               276,375
              Canceled                                                (246,375)
                                                                    ----------
            Balance at December 31, 1995, 1996 and 1997                 30,000
              Granted                                                  600,000
                                                                    ----------
            Balance at December 31, 1998                               630,000
              Granted                                                  955,397
              Expired                                                 (240,000)
                                                                    ----------
            Balance at December 31, 1999                             1,345,397
                                                                    ==========

Stock Options - Other

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

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

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

In December 1998, four directors each received grants to purchase 8,101 shares of common stock each at $2.47 per share. In March 1999, one director received a grant to purchase 4,938 shares of common stock at $3.38 per share. In August 1999, two directors each received grants to purchase 2,222 shares of common stock each at $3.00 per share. All options vested as of December 31, 1999 based upon the issuance date, and are exercisable for a period of seven years.

In December 1998, the Company issued options to purchase 21,000 shares of common stock to a consultant of the Company, exercisable for seven years at an exercise price of $2.25 per share. Such options vest in equal increments annually over three years.

In November 1999, two directors each received grants to purchase 10,000 shares of common stock each at $2.94 per share. Such options vest in equal increments annually over one year, and are exercisable for a period of seven years.

Warrants

In May 1993, the Company has issued warrants to purchase 7,750 shares of the Company's common stock at a price of $11.00 per share. These warrants expired in May of 1998 unexercised.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

In January and February of 1996, the Company issued warrants to purchase 97,500 shares of the Company's common stock at a price of $.04 per share, of which 66,250 warrants were exercised in 1996. The remaining warrants are exercisable at any time and expire in 2007.

In October 1996, the Company issued warrants to purchase 50,000 shares of common stock at $6 per share, 25,000 of which were subsequently canceled in April of 1997 (see Note 7). These warrants are exercisable and expire in 2001.

In December 1996, the Company committed to the future issuance of warrants to purchase 125,000 shares of the Company's common stock at a price of $8.24 per share (see Note 3).

In February 1997, the Company issued warrants to three outside consultants to purchase a total of 25,500 shares of common stock at $6.00 per share. These warrants vested immediately upon issuance and expire in 2004.

In April 1997, the Company issued warrants to purchase 50,000 shares of common stock at $8.00 per share (see Note 7). Such warrants expire in July 2002.

In July 1997, warrants were issued to a consultant to purchase 45,000 shares of common stock at $4.50 per share. Such warrants were to vest upon the occurrence of certain milestones and were exercisable for a period of five years. In December 1997, these warrants were canceled and new warrants to purchase 115,000 shares of common stock at $3.50 per share were issued to the consultant. Such warrants vest upon the occurrence of certain milestones and are exercisable for a period of five years. During 1999, 64,346 of these warrants became exercisable.

In December 1997, warrants were issued to a consultant to purchase 200,000 shares of common stock at $3.75 per share. Such warrants vest upon the achievement of certain performance-based milestones and are exercisable for a period of five years. During 1999, 64,346 of these warrants became vested.

In May 1998, warrants were issued to a financial consultant to purchase 80,000 shares of common stock at $4.03 per share. The agreement was terminated during the year resulting in only 40,000 shares vesting as of December 31, 1998. These warrants expire in May 2003.

In October 1998, warrants were issued to a financial consultant to purchase 75,000 shares of common stock at $1.625 per share. These options became fully vested in 1999 and the consultant exercised the option, utilizing the cashless exercise provisions of the warrant, resulting in the issuance of 37,500 shares of common stock.

In December 1999, warrants were issued to a financial consultant to purchase 150,000 shares of common stock at $5.09 per share. Such options vest over a three-month period and expire in December 2004.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

Authorized but unissued shares of common stock were reserved for issuance at December 31, 1999 as follows:

                                                                    December 31,
                                                                       1999
                                                                    ----------

            Series B convertible preferred stock                     1,927,394
            Series C convertible preferred stock                     3,116,915
            Stock option plan                                        1,500,000
            Non Plan options                                         1,284,802
            Warrants to purchase common stock                          761,750
            Warrants to purchase Series B convertible preferred
              stock                                                    673,564
            Warrants to purchase Series C convertible preferred
              stock                                                    847,801
                                                                    ----------
                                                                    10,112,226
                                                                    ==========

SFAS No. 123 Disclosures

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, including a risk free interest rate of 5.5%, a volatility factor of the expected market price of the Company's common stock of 1.015 and a weighted-average remaining contractual life of the option or warrant of 48 months.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                                 1998              1999
                                                              -----------------------------
            Pro forma net loss attributable to common
              stockholders                                    $(6,246,238)     $(10,535,114)

            Pro forma net loss per share                             (.93)             (.99)

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

5. Equity Transactions (continued)

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 1998 and 1999 is as follows:

                                                    1998                       1999
                                          -----------------------    -------------------------
                                                         Weighted                     Weighted
                                                          Average                      Average
                                          Options and    Exercise    Options and      Exercise
                                            Warrants       Price       Warrants        Price
                                          -----------------------    -------------------------
      Outstanding at beginning of year      2,435,080      $ 3.70      3,213,330      $ 3.27
      Granted                                 786,000        2.00      2,014,984        3.73
      Exercised                                    --          --         75,000        1.63
      Forfeited                                 7,750       11.00        240,000        1.81
                                            ---------                  ---------
      Outstanding at end of year            3,213,330        3.27      4,913,314        3.58
                                            =========                  =========
      Exercisable at end of year            1,603,222      $ 3.64      3,106,972      $ 3.71
                                            =========                  =========

The weighted-average fair value of options and warrants granted during 1999 and 1998 was $2.42 and $1.20, respectively. Exercise prices for options and warrants outstanding range from $.04 to $8.24. The option contracts expire at various times through October of 2011.

6. Income Taxes

At December 31, 1999, the Company has net operating loss carryforwards of approximately $20,390,000 for federal income tax purposes that expire in varying amounts between 2005 and 2014, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows:

                                                              December 31,
                                                                 1999
                                                              -----------
      Deferred tax assets:
         Net operating losses                                 $ 7,830,000
         Deferred compensation                                    353,000
         Other                                                      2,000
                                                              -----------
      Total deferred tax assets                                 8,185,000
      Deferred tax liabilities:
         Depreciation expense                                     (18,000)
                                                              -----------
                                                                8,167,000
      Valuation allowance                                      (8,167,000)
                                                              -----------
      Net deferred tax assets                                 $        --
                                                              ===========

The valuation allowance at December 31, 1998 was $5,119,000.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

6. Income Taxes (continued)

Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

The following summary reconciles the federal statutory rate with the actual income tax provision (benefit):

                                              December 31,
                                         1998              1999
                                      -----------------------------

      Income taxes (benefit) at
        statutory rate                $(1,985,000)      $(2,675,000)
      State income taxes, net of
        federal benefit                  (270,000)         (363,000)
      Change in the valuation
        allowance                       2,236,000         3,048,000
      Other                                19,000           (10,000)
                                      -----------------------------
      Provision for income taxes
        (benefit)                     $        --       $        --
                                      =============================

7. Commitments

Leases

In May of 1999, the Company entered into a five-year lease agreement for its current office space which amended the Company's previous lease agreement. The Company provided the landlord with an irrevocable letter of credit in the amount of $7,595 as security related to the lease. Monthly lease payments escalate each year of the lease beginning at approximately $13,170 per month and increasing to $14,450 per month throughout the lease.

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

Rent expense under these agreements was approximately $252,000 and $176,000 for the years ended December 31, 1999 and 1998, respectively.

                    AVAX Technologies, Inc. and Subsidiaries
                          (a development stage company)

7. Commitments (continued)

Future minimum lease payments under the noncancellable operating leases, assuming the termination payment is made in 2002 on the manufacturing facility lease, consisted of the following at December 31, 1999:

                      Year ending
                      December 31,
                      ------------

                          2000                  $300,200
                          2001                  $321,666
                          2002                  $550,985
                          2003                  $179,678
                          2004                  $ 60,631

Consulting Agreements

Effective in June 1996, the Company entered into consulting agreements with the Scientist and a Director of the Company. These agreements are for an initial term of three years through June 1999. The agreement with the Scientist was extended through May 2002. The agreement with the Director, who was paid approximately $10,400 during 1999, expired in 1999 and was not renewed. Annual consulting fees payable pursuant to the agreement with the Scientist are $48,000.

In April, May and July 1997, the Company entered into agreements with four members of the Scientific Advisory Board. These agreements are for initial terms of two years and require compensation of $2,000 per person per meeting of the Scientific Advisory Board. In July 1997, the Company entered into a consulting agreement with a member of its Scientific Advisory Board. The agreement calls for annual compensation of $20,000 plus options to acquire 30,000 shares of common stock at $4.50 per share (see Note 5). In December 1998, the Company entered into a three year consulting agreement with a second member of its Scientific Advisory Board for additional consulting services. The agreement calls for annual compensation of $20,000 plus options to acquire 21,000 shares of common stock at $2.25 per share (see Note 5). The options vest annually in arrears.

In August 1998, the Company entered into a consulting agreement with a contract research organization to assist the Company in performance of its clinical trials. The agreement has an expected term of in excess of seven years and requires fixed payments of $120,000 per quarter over the first two years.

In September 1998, the Company entered into an agreement with a financial advisor, pursuant to which the advisor would, at the Company's request, perform certain financial advisory services for the Company. The agreement had an initial term of one year. In connection with this agreement, the advisor was granted warrants to purchase 75,000 shares of common stock at $1.625 per share. This agreement was terminated during 1999 resulting in the Company accruing $50,000 as of December 31, 1999.

In November 1999, the Company extended a Technical Testing Agreement with a Consultant. The agreement, which is for a period of two years, calls for annual payments of $110,000 annually in advance.

                    AVAX Technologies, Inc. and Subsidiaries
                          (development stage company)

8. Property, Plant and Equipment

The Company completed construction of its GMP (Good Manufacturing Practices) compliant clinical manufacturing facility during 1999. Costs incurred related to the planning and construction of the facility have been capitalized and are included in property, plant and equipment.

The following shows the composition of the assets included in property, plant and equipment at December 31, 1999:

                                                           Accumulated
                                                  Cost     Depreciation     Net
                                               ----------  ------------  ----------
Office furniture and equipment                 $  228,045   $   70,573   $  157,472

Manufacturing facility and related equipment    2,230,633       46,289    2,184,344
                                               ----------   ----------   ----------
Total                                          $2,458,678   $  116,862   $2,341,816
                                               ==========   ==========   ==========

Depreciation expense was $81,385 and $20,510 for the years ended December 31, 1999 and 1998, respectively.

9. Employee Benefit Plan

During 1996, the Company established a 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company made a $4,000 contribution in 1998 and a $12,250 contribution in 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AVAX TECHNOLOGIES, INC.

Date: February 15, 2000                   By: /s/ Jeffrey M. Jonas, M.D.
                                              --------------------------

                                          Jeffrey M. Jonas, M.D.
                                          Chief Executive Officer, President and
                                          Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                     Name & Title                               Date
      ---------                                     ------------                               ----

/s/ Jeffrey M. Jonas, M.D.                 Jeffrey M. Jonas, M.D.                        February 15, 2000
--------------------------                 Chief Executive Officer, President
                                           and Director

/s/ David L. Tousley                       David L. Tousley                              February 15, 2000
--------------------                       Chief Financial Officer and Secretary
                                           (Principal Financial Officer)

/s/ Edson D. de Castro                     Edson D. de Castro                            February 15, 2000
----------------------                     Director

/s/ John K. A. Prendergast, Ph.D.          John K. A. Prendergast, Ph.D.                 February 15, 2000
---------------------------------          Director

/s/ Carl Spana, Ph.D.                      Carl Spana, Ph.D.                             February 15, 2000
---------------------                      Director

/s/ James Currie                           James Currie                                  February 15, 2000
----------------                           Director

/s/ Michael S. Weiss                       Michael S. Weiss                              February 15, 2000
--------------------                       Director

/s/ Andrew W. Dahl, Sc.D.                  Andrew W. Dahl, Sc.D.                         February 15, 2000
-------------------------                  Director

/s/ Gary S. Lazar, M.D., F.A.C.P.          Gary S. Lazar, M.D., F.A.C.P.                 February 15, 2000
---------------------------------          Director

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------

    3.1 Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).*

    3.2     By-Laws.(1)

    4.1     Reference is made to Exhibits 3.1 and 3.2.

    4.2     Specimen of Common Stock certificate.(1)

    4.3     Specimen of Series B Convertible Preferred Stock certificate.(1)

    4.4     Certificate of Designations of Series B Convertible Preferred
            Stock.(3)

    4.5 Amended Certificate of Designations of Series B Convertible Preferred Stock.(3)

    4.6 Form of Subscription Agreement, by and between the Company and certain purchasers of Series B Preferred Stock and Common Stock.(5)

    4.7 Investors' Rights Agreement Dated November 20, 1995, by and between the Company and certain investors.(1)

    4.8 Form of Placement Warrant Relating to Offering of Series B Placement Warrants.(6)

    4.9     Certificate of Designations of Series C Convertible Preferred
            Stock.(2)

    4.10    Series C Convertible Preferred Stock Warrant Purchase Agreement.(2)

    4.11 Form of Class A and Class B Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.(2)

    10.1 Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(7)

    10.2 License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(7)

    10.3 Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(2)

    10.4 Consulting Agreement dated May 9, 1996, between the Company and Dr. David Berd.(1)

    10.5 Letter of Employment dated September 13, 1996, between the Company and David L. Tousley.(4)

    10.6 Letter of Employment dated September 13, 1996, between the Company and Ernest W. Yankee, Ph.D.(4)

    10.7 License Agreement dated December 10, 1996, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(7)

    10.8 License Agreement dated February 17, 1997, by and between the Company and The Texas A&M University System.(7)

    10.9 Sponsored Research Agreement dated May 2, 1997, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(8)

    10.10 Sponsored Research Agreement Dated May 12, 1997, by and between the Company and The Texas A&M University System.(8)

    10.11 Lease Agreement dated December 1, 1997 for Kansas City Facility, as amended.(9)

    10.12   Lease Agreement dated December 1, 1997 for Philadelphia Facility.(9)

    10.13   The Company's Amended and Restated 1992 Stock Option Plan.(10)

    10.14 Employment Agreement dated October 15, 1999, between the Company and Dr. Jeffrey M. Jonas.*

    10.15 Shareholders Agreement dated November 25, 1999, among AVAX Australia Holdings Pty Limited, Eastpac Inc., Jetona Pty Ltd and Neptunus International Holdings Limited.(11)

    11.1    Statement Concerning Computation of Per Share Earnings.*

    21.1    Subsidiaries of the Company.*

    23.1    Consent of Ernst & Young LLP, Independent Auditors.*

    27.1    Financial Data Schedule.*

----------

*     Filed herewith.

(1) Incorporated by reference and previously filed as an exhibit to the registration statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-09349) on August 1, 1996.

(2) Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

(3) Incorporated by reference and previously filed as part of the amended Certificate of Incorporation, filed as an exhibit to Amendment No. 6 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on May 7, 1997.

(4) Incorporated by reference and previously filed as an exhibit to Amendment No. 6 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on May 7, 1997.

(5) Incorporated by reference and previously filed as an exhibit to Amendment No. 1 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on September 23, 1996.

(6) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 6 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on August 17, 1998.

(7) Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on July 3, 1997.

(8) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 1 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on August 14, 1997.

(9) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 3 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on March 16, 1998.

(10) Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998.

(11) Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 1999.