Form 10QSB
period 2000-03-31
AVAX TECHNOLOGIES INC
filed 2000-05-12
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                        Commission file number 333-09349
                                               ---------

                             AVAX TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                13-3575874
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                               No.)

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

                     Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of April 21, 2000 15,516,229 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: |_| Yes      |X| No

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements
               Consolidated BALANCE SHEETS -- As of December 31,
               1999 and March 31, 2000 (Unaudited)....................... Page 3
               Consolidated STATEMENTS OF OPERATIONS
                 (Unaudited) -- For the Three Months Ended March 31,
                 1999 and March 31, 2000; and for the Period from
                 January 12, 1990 (Incorporation) through
                 March 31, 2000.......................................... Page 4
               Consolidated STATEMENTS OF CASH FLOWS
                 (Unaudited) -- For the Three Months Ended March 31,
                 1999 and March 31, 2000 and for the Period from
                 January 12, 1990 (Incorporation) through
                 March 31, 2000.......................................... Page 5
               Notes to Consolidated Financial Statements................ Page 7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................... Page 9

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................Page 11
      Item 2.  Change in Securities......................................Page 11
      Item 6.  Exhibits and Reports on Form 8-K..........................Page 12

      Signatures.........................................................Page 12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets


                                                              December 31,          March 31,
                                                                   1999               2000
                                                              -------------------------------
Assets                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                   $  3,426,059       $ 19,165,582
  Marketable securities                                          8,868,621         17,118,953
  Prepaid expenses and other current assets                        336,821            222,195
  Other                                                                 --            118,384
                                                              ------------       ------------
Total current assets                                            12,631,501         36,625,114
Property, plant and equipment at cost                            2,458,678          2,562,179
  Less accumulated depreciation                                    116,862            199,849
                                                              ------------       ------------
Net furniture and equipment                                      2,341,816          2,362,330
                                                              ------------       ------------
Total assets                                                  $ 14,973,317       $ 38,987,444
                                                              ============       ============
Liabilities and stockholders' equity
Current liabilities:

  Accounts payable and accrued liabilities                    $    401,263       $    740,599
                                                              ------------       ------------
Total current liabilities                                          401,263            740,599

Minority interest in consolidated subsidiaries                     502,341          1,455,019
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value:
   Authorized shares - 5,000,000, including
     Series B - 300,000 shares and Series
     C - 120,000 shares
    Series B convertible preferred stock:
     Issued and outstanding shares - 73,884 at December
      31, 1999 (liquidation preference - $9,974,340 at
      December 31, 1999)                                               739                 --
    Series C convertible preferred stock:
     Issued and outstanding shares - 101,300 and 93,550
      at December 31, 1999 and March 31, 2000,
      respectively (liquidation preference - $10,130,000
      and $9,350,000 at December 31, 1999 and March
      31, 2000, respectively)                                        1,013                936
  Common stock, $.004 par value:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 11,077,790 and
      15,516,229 at December 31, 1999 and March 31,
      2000, respectively                                            44,311             62,065
  Additional paid-in capital                                    35,406,036         60,498,015
  Subscription receivable                                             (422)              (422)
  Deferred compensation                                           (156,124)           (88,849)
  Translation adjustment                                                --           (187,228)
  Deficit accumulated during the development stage             (21,225,840)       (23,492,691)
                                                              ------------       ------------
Total stockholders' equity                                      14,069,713         36,791,826
                                                              ------------       ------------
Total liabilities and stockholders' equity                    $ 14,973,317       $ 38,987,444
                                                              ============       ============

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Period from
                                                                       January 12,
                                                                           1990
                                                                     (Incorporation)
                                              Three months ended         Through
                                                  March 31,             March 31,
                                              1999          2000          2000
                                          ------------------------------------------
Gain from sale of the Product             $        --   $        --    $ 1,951,000

Costs and expenses:
  Research and development                  1,059,038     1,500,495     15,496,618
  Marketing and selling                            --            --        543,646
  General and administrative                  723,944     1,047,884     12,502,521
                                          ----------------------------------------
Total operating loss                       (1,782,982)   (2,548,379)   (26,591,785)
Other income (expense):
  Interest income                             143,071       232,491      3,528,123
  Interest expense                                 --            --       (646,293)
  Minority interest in loss of
   consolidated subsidiary                         --        49,037         71,496
  Other, net                                       --            --        145,768
                                          ----------------------------------------
Total other income (expense)                  143,071       281,528      3,099,094
                                          ----------------------------------------
Net loss                                   (1,639,911)   (2,266,851)   (23,492,691)

Amount payable for liquidation preference          --            --     (1,870,033)
                                          ----------------------------------------

Net loss attributable to common
  stockholders                            $ (1,639,911) $(2,266,851)  $(25,362,724)
                                          ========================================
Net loss per common share                 $       (.16) $      (.17)
                                          =========================

Weighted average number of shares
outstanding                                 10,157,730   13,297,010
                                          =========================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Period from
                                                                             January 12,
                                                                                 1990
                                       Three months ended March 31,         (Incorporation)
                                                                              To March 31,
                                            1999               2000              2000
                                       ---------------------------------------------------
Operating activities
Net loss                               $(1,6,39,911)      $ (2,266,851)      $(23,492,691)
Adjustments to reconcile net
   loss to net cash used in
   operating activities:
      Depreciation and amortization          73,033            150,262          1,302,678
      Compensatory stock issue                   --                 --             25,000
      Minority interest in net loss              --            (49,037)           (71,496)
      Gain from sale of the Product              --                 --         (1,951,000)
      Gain on sale of intellectual
        property                                 --                 --               (787)
      Accretion of interest on common
        stock receivable                         --                 --           (449,000)
      Accretion of interest on amount
        payable to preferred
        stockholders and Former Officer          --                 --            449,000
      Loss on sale or abandonment of
        furniture and equipment                  --                 --             37,387
      Issuance of common stock for
        services                                 --                 --            174,150
      Changes in operating assets and
        liabilities:
        Prepaid expenses and other
         current assets                      27,068            114,626           (222,195)
        Accounts payable and accrued
         liabilities                         65,874            339,336            740,599
        Amount payable to Former Officer         --                 --             80,522
                                       ---------------------------------------------------
Net cash used in operating activities    (1,473,936)        (1,711,664)       (23,377,833)

Investing activities
Purchase of marketable securities and
  short-term investments                (20,391,730)       (24,083,984)      (209,657,134)
Proceeds from sale of marketable
  securities                             15,354,078         15,833,652        185,421,709
Proceeds from sale of short-term
  investments                                    --                 --          7,116,472
Purchases of furniture and equipment       (988,447)          (103,501)        (2,628,113)
Proceeds from sale of furniture and
  equipment                                      --                 --              4,600
Organization costs incurred                      --                 --             (1,358)
Other                                      (118,384)          (118,384)
                                       ---------------------------------------------------
Net cash used in investing activities    (6,026,099)        (8,472,217)       (19,862,208)

                             AVAX Technologies, Inc.
                          (a development stage company)
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                 Period from
                                                                               January 12, 1990
                                              Three months ended March 31,     (Incorporation)
                                                                                  to March 31,
                                                  1999             2000               2000
                                             -------------------------------------------------
Financing activities
Proceeds from issuance of notes
  payable to related party                   $         --      $         --       $    957,557
Principal payments on notes payable
  to related party                                     --                --           (797,000)
Proceeds from loans payable                            --                --          1,389,000
Principal payments on loans payable                    --                --         (1,389,000)
Payments for fractional shares from
  reverse splits and preferred stock
  conversions                                          --                --                (76)
Financing costs incurred                               --                --            (90,000)
Payments received on subscription
  receivable                                           --                --              4,542
Shareholder capital contribution                       --            93,637             93,637
Proceeds received from exercise of
  stock warrants                                       --                --              6,250
Capital contribution through sale
  of interest in consolidated
  subsidiaries                                         --         1,821,300          4,445,300
Net proceeds received from issuance
  of preferred and common stock                 9,291,685        24,195,695         57,972,641
                                             -------------------------------------------------
Net cash provided by financing
  activities                                    9,291,685        26,110,632         62,592,851
                                             -------------------------------------------------
Effect of exchange rate changes on cash                --          (187,228)          (187,228)
                                             -------------------------------------------------
Net increase in cash and cash
  equivalents                                   1,791,650        15,739,523         19,165,582
Cash and cash equivalents at
  beginning of period                             344,940         3,426,059                 --
                                             -------------------------------------------------
Cash and cash equivalents at end of
  period                                     $  2,136,590      $ 19,165,582       $ 19,165,582
                                             =================================================

Supplemental disclosure of cash flow
  information
Interest paid                                $         --      $         --       $    197,072
                                             =================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                    Notes to Financial Statements (Unaudited)
               For the Three Months ended March 31, 1999 and 2000

1.  Description of Business

AVAX(TM)Technologies, Inc. (the Company) is a development stage biopharmaceutical company.

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

On December 1, 1999, the Company entered into a definitive joint venture agreement with Neptunus International Holdings Limited ("NIHL"), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, will manufacture and market M-Vax in Australia, and has similar rights in New Zealand. Due to the Company's controlling interest in the two related joint venture entities, the financial position and results of operations of the joint venture are consolidated in the Company's financial statements.

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

2. Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three month periods ended March 31, 1999 and 2000 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 2000.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and 1998 included in the Company's annual report on Form 10-KSB.

3. Private placement of equity securities

On March 10, 2000, the Company completed an approximately $25,137,000 private placement of its common stock, $.004 par value, and related warrants with institutional investors. The Company sold an aggregate of 2,259,494 newly issued shares of common stock, and issued warrants to purchase an additional 225,952 shares of common stock at an exercise price of $12.79 per share, all for an aggregate warrant exercise price of $2,890,817. The warrants are exercisable until March 10, 2005.

In connection with services rendered in connection with the financing the Company paid Gruntal & Co., L.L.C., who acted as the placement agent, a cash fee of approximately $747,000 and issued warrants to purchase 83,927 shares of common stock at an exercise price of $11.125. The warrants are exercisable until March 10, 2005. In addition the Company issued to Sagres Group Ltd. warrants to purchase 124,045 shares of common stock at an exercise price of $11.125 per share as a finder's fee in connection with the private placement. The Warrants are exercisable until March 10, 2005.

Pursuant to a prior agreement with Paramount Capital Inc. ("Paramount), Paramount was paid a fee due to the participation in the private placement of certain investors previously introduced to the Company by Paramount. As a result of this agreement, the Company paid Paramount a cash fee of approximately $140,000 and issued to Paramount warrants to purchase 10,787 shares of common stock of the Company at an exercise price of $11.125 per share. The warrants are exercisable until March 10, 2005.

4. Additional Investment by Joint Venture Partner

Pursuant to the joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited) AVT made an additional equity investment of $3,000,000AUD in the two joint venture operating companies. The investment gives AVT an additional 15% of the voting stock in the joint venture operating companies, raising AVT's total ownership percentages in the operating companies to 35%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, particularly under the headings "Risk Factors," and including risks relating to the ability to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, to market products in a profitable manner and to obtain substantial additional Funds, as well as other risks detailed from time to time in the Company's public disclosure filings with the Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company is engaged primarily in the development and commercialization of the AC Vaccine(TM) technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue to conduct substantial research and development of the AC Vaccine technology, including multi-center pivotal registration clinical trials on M-Vax(TM), the Company's lead AC Vaccine technology for metastatic melanoma. In addition, the Company has initiated a multi-center Phase 2 trial on O-Vax(TM), the Company's application of the AC Vaccine technology for ovarian cancer. The Company also anticipates that it will continue to expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include breast, prostate, lung and colorectal cancer and acute myelogenous leukemia (AML). The Company also plans to evaluate the AC Vaccine(TM) in other cancers and to initiate similar Phase 1/2 clinical trials where appropriate. In order to support these clinical trial efforts, the Company completed construction of a new facility for the manufacture of its products in April, 1999.

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

In 1999 the Company entered into a joint venture with Australia Vaccine Technologies Limited ("AVT", formerly Neptunus International Holdings Limited) for the commercialization of M-Vax(TM) in Australia. As a result, the Company is in the process of establishing manufacturing capabilities in Australia and has begun hiring employees for manufacturing, marketing and administration of the Australian operations. The Company anticipates that it will expend substantial resources in commercializing M-Vax in Australia during the current year.

In 1999, the Company also announced that M-Vax is expected to be made available for commercial use in The Netherlands, Germany and Japan. The commercialization of M-Vax in these countries will be subject only to meeting certain requirements determined by each regulatory agency. In order to expedite the availability of M-Vax to melanoma patients in these countries, the Company is currently exploring a number of strategic options to assist in realizing these opportunities, and hopes to begin marketing M-Vax in The Netherlands and Germany by the end of 2001. AVAX also may pursue a similar regulatory approach for the manufacturing and marketing of its products in other European and Asian countries. The cost to commercialize M-Vax in any of these countries will require a significant investment by the Company and commercial success is subject to market uncertainty.

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

The Company's research and development expenses have increased approximately 41.7% from $1,059,038 in the three months ended March 31, 1999 to $1,500,495 in the three months ended March 31, 2000. The increase relates to increased charges for depreciation related to the new manufacturing facility, which is being used to produce product for clinical trials, increased salary costs due primarily to the addition of new employees, increased costs related to the pivotal registration trial for M-Vax and costs associated with the inception of the O-Vax Phase 2 trials. The Company's general and administrative expenses have increased approximately 44.7% from $723,944 in the three months ended March 31, 1999 to $1,047,884 in the three months ended March 31, 2000. The increase relates to the additional salary for the new Vice President of Marketing and increased costs incurred in Australia related to building the joint venture infrastructure in anticipation of commercializing M-Vax. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as the Australian subsidiaries begin ramping up for the commercialization and sale of M-Vax in Australia. In addition, research costs are expected to increase as development proceeds with the AC Vaccine technology, the Rutgers compounds, and the Texas A&M compounds.

As of March 31, 2000 the consolidated Companies employ 24 people, 21 of whom are located in the United States and three of whom are located in Australia. It is anticipated that the Company will hire additional employees, particularly in connection with the commercialization of M-Vax in Australia.

LIQUIDITY AND CAPITAL RESOURCES

On March 10, 2000, the Company completed a private offering of common stock and related warrants, from which the Company received net proceeds of approximately $24,200,000. The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 24-36 months based upon the Company's current operating plan. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, depending upon its anticipated future needs, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms may be obtained. The Company's working capital requirements will depend upon numerous factors, including, the progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 24-36 months, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Since the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Previously, the Company disclosed that on September 17, 1999, a complaint was filed in the U.S. District Court for the District of Maryland styled Intracel Corporation vs. AVAX Technologies, Inc. Intracel alleged that it is the owner of U.S. Patent No. 5,484,596 entitled "Active Specific Immunotherapy." Intracel alleged that the Company's autologous cell vaccine technologies infringe this patent and requested monetary damages and an injunction against AVAX. On December 14, 1999, the Company moved to dismiss Intracel's claim for lack of jurisdiction. On April 20, 2000, the U.S. District Court for the District of Maryland, at the request of Intracel, dismissed Intracel's claim without prejudice. The Company intends to aggressively protect its right to continue to develop the AC Vaccine Technology free of any encumbrance.

The Company is not aware of any other pending or threatened legal actions which, in the opinion of management, based on known information, is likely to have a material adverse effect on the Company's business.

Item 2. Changes in Securities

(a) On March 10, 2000, the Company completed an approximately $25,137,000 private placement of its common stock, $.004 par value, and related warrants with institutional investors. The Company sold an aggregate of 2,259,494 newly issued shares of common stock, and warrants to purchase an additional 225,952 shares of common stock at an exercise price of $12.79 per share, all for an aggregate warrant exercise price of $2,890,817. The warrants are exercisable until March 10, 2005. Additional warrants to purchase an aggregate of 218,759 shares of common stock were issued to Gruntal & Co., L.L.C., Paramount Capital Inc. and Sagres Group, LTD in consideration for services related to the private placement. The warrants are exercisable until March 10, 2005 at an exercise price of $11.125 per share, for an aggregate exercise price of $2,798,802.

(b) On January 1, 2000 the Company issued options to an employee as compensation for their services for the upcoming year. The employee received options to purchase 42,000 shares of common stock at an exercise price of $6.59 per share. The options vest over four calendar quarters, commencing April 1, 2000. The options expire January 1, 2007.

(c) Effective March 21, 2000 the Company elected to convert all of the then outstanding shares of Series B convertible preferred stock into fully paid and nonassessable shares of common stock, $.004 par value. As of the conversion date 66,093 shares of outstanding Series B Convertible preferred stock were converted into 1,724,152 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

11.1 Statement Concerning Computation of Per Share Earnings

27.1 Financial Data Schedule


(b) Reports on Form 8-K:
The Company filed one report on Form 8-K during the three months ended March 31, 2000:

The report was filed on March 23, 2000, announcing the completion of a private placement of common stock on March 10, 2000.

      Signatures

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AVAX Technologies, Inc.
                                          (Registrant)

Date: May 12, 2000
                                     /s/ Jeffrey M. Jonas, M.D.
                                     -----------------------------
                                     Jeffrey M. Jonas, M.D.
                                     President and Chief Executive
                                     Officer


Date: May 12, 2000
                                      /s/ David L. Tousley
                                      ----------------------------
                                      David L. Tousley
                                      Chief Financial Officer and
                                      Secretary
                                      (Principal Financial and
                                      Accounting Officer)