Form 10QSB
period 2000-06-30
AVAX TECHNOLOGIES INC
filed 2000-08-14
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of July 19, 2000, 15,522,297 shares of the Registrant's common stock par value $.004 per share, were outstanding.

                             AVAX TECHNOLOGIES, INC.

                                Table of Contents

                                                                                               Page
                                                                                               ----

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

               CONSOLIDATED BALANCE SHEETS -- As of December 31, 1999
                  and June 30, 2000 (Unaudited) ..........................................   Page 3
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) --
                  For the Three months and Six Months Ended June 30, 1999 and June
                  30, 2000; and for the Period from January 12, 1990 (Incorporation)
                  through June 30, 2000 ..................................................   Page 4
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) --
                  For the Six Months Ended June 30, 1999 and June 30, 2000 and for
                  the Period from January 12, 1990 (Incorporation) through June 30,
                  2000 ...................................................................   Page 5
               Notes to Consolidated Financial Statements ................................   Page 7

      Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations .....................................................   Page 9

PART II - OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders. .......................  Page 11
      Item 6. Exhibits and Reports on Form 8-K ...........................................  Page 12

      Signatures .........................................................................  Page 13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             AVAX Technologies, Inc.
                          (a development stage company)
                           Consolidated Balance Sheets

                                                                                        December 31,        June 30,
                                                                                            1999              2000
                                                                                        ------------------------------
Assets                                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $  3,426,059      $  8,031,145
   Marketable securities                                                                   8,868,621        25,236,815
   Prepaid expenses and other current assets                                                 336,821           350,094
                                                                                        ------------------------------
Total current assets                                                                      12,631,501        33,618,054
Property, plant and equipment at cost                                                      2,458,678         2,776,841
   Less accumulated depreciation                                                             116,862           293,823
                                                                                        ------------------------------
Net furniture and equipment                                                                2,341,816         2,483,018
Deferred acquisition costs                                                                        --           449,911
                                                                                        ------------------------------
Total assets                                                                            $ 14,973,317      $ 36,550,983
                                                                                        ==============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued liabilities                                             $    401,263      $    798,835
                                                                                        ------------------------------
Total current liabilities                                                                    401,263           798,835

Minority interest in consolidated subsidiaries                                               502,341         1,345,073
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B - 300,000 shares and
       Series C - 120,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 73,884 at December 31, 1999 (liquidation
         preference - $9,974,340 at December 31, 1999)                                           739                --
     Series C convertible preferred stock:
       Issued and outstanding shares - 101,300 and 93,550 at December 31, 1999 and March 31, 2000, respectively (liquidation preference - $10,130,000 and
         $9,355,000 at December 31, 1999 and March 31, 2000, respectively)                     1,013               936
   Common stock, $.004 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 11,077,790 and 15,522,297 at December 31, 1999
        and March 31, 2000, respectively                                                      44,311            62,089
   Additional paid-in capital                                                             35,406,036        60,508,452
   Subscription receivable                                                                      (422)             (422)
   Deferred compensation                                                                    (156,124)          (31,535)
   Translation adjustment                                                                         --          (252,786)
   Deficit accumulated during the development stage                                      (21,225,840)      (25,879,659)
                                                                                        ------------------------------
Total stockholders' equity                                                                14,069,713        34,407,075
                                                                                        ------------------------------
Total liabilities and stockholders' equity                                              $ 14,973,317      $ 36,550,983
                                                                                        ==============================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                              Period from
                                                                                                            January 12, 1990
                                                                                                            (Incorporation)
                                             Three months ended                 Six months ended                Through
                                                  June 30,                           June 30,                   June 30,
                                          1999              2000              1999              2000              2000
                                      ------------------------------------------------------------------------------------

Gain from sale of the Product         $         --      $         --      $         --      $         --      $  1,951,000

Costs and expenses:
   Research and development              1,272,463         1,740,343         2,331,501         3,240,838        17,236,961
   Marketing and selling                        --                --                --                --           543,646
   General and administrative              813,641         1,274,196         1,537,585         2,322,080        13,776,717
                                      ------------------------------------------------------------------------------------
Total operating loss                    (2,086,104)       (3,014,539)       (3,869,086)       (5,562,918)      (29,606,324)
Other income (expense):
   Interest income                         183,207           517,625           326,278           750,116         4,045,748
   Interest expense                             --                --                --                --          (646,293)
   Minority interest in loss of
     consolidated subsidiary                    --           109,946                --           158,983           181,442
   Other, net                                   --                --                --                --           145,768
                                      ------------------------------------------------------------------------------------

Total other income (expense)               183,207           627,571           326,278           909,099         3,726,665
                                      ------------------------------------------------------------------------------------
Net loss                                (1,902,897)       (2,386,968)       (3,542,808)       (4,653,819)      (25,879,659)
Amount payable for liquidation
   preference                                   --                --                --                --        (1,870,033)
                                      ------------------------------------------------------------------------------------
Net loss attributable to common
   stockholders                       $ (1,902,897)     $ (2,386,968)     $ (3,542,808)     $ (4,653,819)     $(27,749,692)
                                      ====================================================================================
Net loss per common share             $       (.18)     $       (.15)     $       (.34)     $       (.32)
                                      ==================================================================
Weighted average number of shares
   outstanding                          10,531,964        15,517,089        10,344,847        14,408,136
                                      ==================================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Period from January
                                                                                                   12, 1990
                                                                                               (Incorporation)
                                                              Six months ended June 30,          To June 30,
                                                               1999               2000               2000
                                                          ------------------------------------------------------
Operating activities
Net loss                                                  $  (3,542,808)     $  (4,653,819)     $ (25,879,659)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                              147,360            301,550          1,453,966
     Compensatory stock issue                                        --                 --             25,000
     Minority interest in net loss                                   --           (158,983)          (181,442)
     Gain from sale of the Product                                   --                 --         (1,951,000)
     Gain on sale of intellectual property                           --                 --               (787)
     Accretion of interest on common stock receivable                --                 --           (449,000)
     Accretion of interest on amount payable to
       preferred stockholders and Former Officer                     --                 --            449,000
     Loss on sale or abandonment of furniture and
       equipment                                                     --                 --             37,387
     Issuance of common stock for services                           --                 --            174,150
     Changes in operating assets and liabilities:                                       --
       Prepaid expenses and other current assets                 66,520            (13,273)          (350,094)
       Accounts payable and accrued liabilities                (303,951)           397,572            798,835
       Amount payable to Former Officer                              --                 --             80,522
                                                          ------------------------------------------------------
Net cash used in operating activities                        (3,632,879)        (4,126,953)       (25,793,122)

Investing activities
Purchase of marketable securities and short-term
   investments                                              (59,736,218)       (61,353,194)      (246,926,344)
Proceeds from sale of marketable securities                  55,692,880         44,985,000        214,573,057
Proceeds from sale of short-term investments                         --                 --          7,116,472
Purchases of furniture and equipment                         (1,187,830)          (318,163)        (2,842,775)
Proceeds from sale of furniture and equipment                        --                 --              4,600
Organization costs incurred                                          --                 --             (1,358)
Costs incurred in connection with acquisitions                                    (449,911)          (449,911)
Other                                                                                   --           (118,384)
                                                          ------------------------------------------------------
Net cash used in investing activities                        (5,231,168)       (17,136,268)       (28,526,259)

                             AVAX Technologies, Inc.
                          (a development stage company)
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                            Period from January
                                                                                                  12, 1990
                                                                                              (Incorporation)
                                                             Six months ended June 30,          to June 30,
                                                               1999             2000                2000
                                                           -----------------------------------------------------
Financing activities
Proceeds from issuance of notes payable to related
   party                                                   $         --     $         --      $    957,557
Principal payments on notes payable to related party                 --               --          (797,000)
Proceeds from loans payable                                          --               --         1,389,000
Principal payments on loans payable                                  --               --        (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                       --               --               (76)
Financing costs incurred                                             --               --           (90,000)
Payments received on subscription receivable                         --               --             4,542
Shareholder capital contribution                                     --           93,637            93,637
Proceeds received from exercise of stock warrants                    --           10,461            16,711
Capital contribution through sale of interest in
   consolidated subsidiaries                                         --        1,821,300         4,445,300
Net proceeds received from issuance of preferred
   and common stock                                           9,284,739       24,195,695        57,972,641
                                                           -----------------------------------------------------
Net cash provided by financing activities                     9,284,739       26,121,093        62,603,312
                                                           -----------------------------------------------------

Effect of exchange rate changes on cash                              --         (252,786)         (252,786)
                                                           -----------------------------------------------------

Net increase in cash and cash equivalents                       420,692        4,605,086         8,031,145

Cash and cash equivalents at beginning of period                344,940        3,426,059                --
                                                           -----------------------------------------------------
Cash and cash equivalents at end of period                 $    765,632     $  8,031,145      $  8,031,145
                                                           =====================================================

Supplemental disclosure of cash flow information
Interest paid                                              $         --     $         --      $    197,072
                                                           =====================================================

See accompanying notes.

                             AVAX Technologies, Inc.
                          (a development stage company)
             Notes to Consolidated Financial Statements (Unaudited)
                 For the Six Months ended June 30, 1999 and 2000

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

On December 1, 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, is manufacturing and marketing M-Vax in Australia, and has similar rights in New Zealand. Due to the Company's controlling interest in the two related joint venture entities, the financial position and results of operations of the joint venture are consolidated in the Company's financial statements.

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

2. Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, in accordance with Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six month periods ended June 30, 2000 and 1999 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 2000.

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

For services rendered in connection with the financing the Company paid Gruntal & Co., L.L.C., who acted as the placement agent, a cash fee of approximately $747,000 and issued warrants to purchase 83,927 shares of common stock at an exercise price of $11.125. The warrants are exercisable until March 10, 2005. In addition the Company issued to Sagres Group Ltd. warrants to purchase 124,045 shares of common stock at an exercise price of $11.125 per share as a finder's fee in connection with the private placement. The Warrants are exercisable until March 10, 2005.

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

4. Additional Investment by Joint Venture Partner

Pursuant to the joint venture agreement with AVT, AVT made an additional equity investment of $3,000,000AUD in the two joint venture operating companies. The investment gives AVT an additional 15% of the voting stock in the joint venture operating companies, raising AVT's total ownership percentages in the operating companies to 35%.

5. Deferred Acquisition Costs

During July, 2000, the Company announced the signing of a Stock Contribution Agreement through which Genopoietic S.A. and its corporate affiliates, based in Paris, France, will become wholly owned subsidiaries of the Company. Certain costs related to diligence procedures and legal fees associated with the preparation of agreements related to the transaction have been capitalized as Deferred Acquisition Costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, particularly under the headings "Risk Factors," and including risks relating to the ability to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, to obtain substantial additional funds, to close the Genopoietic transaction on substantially the terms agreed to, to integrate the Genopoietic product candidates and technologies, to raise additional capital sooner than would otherwise have been required prior to the Genopoietic transaction, and to market products in a profitable manner, as well as other risks detailed from time to time in the Company's public disclosure filings with the Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine(TM) technology pursuant to the TJU License. The Company is engaged primarily in the development and commercialization of the AC Vaccine technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue to conduct substantial research and development of the AC Vaccine technology, including the multi-center pivotal registration clinical trial of M-Vax(TM), the Company's lead AC Vaccine for metastatic melanoma. In addition, the Company has initiated a multi-center Phase 2 trial on O-Vax(TM), the Company's application of the AC Vaccine technology for ovarian cancer, a Phase 1/2 equivalent trial in breast cancer with The University of Tokyo, and a Phase 1/2 trial on L-Vax(TM), the Company's application of the AC Vaccine technology for acute myelogenous leukemia (AML), at the MD Anderson Cancer Center. The Company also anticipates that it will continue to expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include prostate, lung and colorectal cancer. The Company also plans to evaluate the AC Vaccine technology in other cancers and to initiate similar Phase 1/2 clinical trials where appropriate. The Company's manufacturing facility in Philadelphia supports these clinical trial efforts.

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

In 1999 the Company entered into a joint venture with AVT for the commercialization of M-Vax in Australia. In July 2000, the Company announced that M-Vax is now commercially available in Australia. M-Vax is produced in Australia through a contract manufacturing agreement with Bioenterprises Pty. Limited. The Company anticipates that it will expend substantial resources on the marketing and sales of M-Vax in Australia during the current year.

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

In July, 2000, the Company also announced that it had signed a Stock Contribution Agreement through which Genopoietic S.A. and its corporate affiliates, based in Paris, France, will become wholly owned subsidiaries of the Company. The transaction is subject to certain closing conditions, which the parties anticipate will be completed by the end of the summer. Under the terms of the Stock Contribution Agreement, the Company will be required to fund research and development activities of Genopoetic's primary products that include therapies for joint repair, bone marrow transplantation, autoimmune diseases and organ transplantation. In addition, the Company will acquire Genopoietic's existing cGMP manufacturing facility, which the Company intends to prepare for manufacturing of the AC Vaccines and distributing them throughout the region.

During the next 12 months, the Company will integrate the Genopoietic product candidates and technologies into the Company's product pipeline. As stated above, the Company is required to fund research and development of Genopoietic's primary product candidates. Accordingly, the Company will have to raise additional capital sooner than would otherwise have been required prior to the Genopoietic transaction. The Company may also acquire additional products and technologies, which may or may not be in the cancer immunotherapy field. It is anticipated that any additions would also require substantial resources for research, development and clinical evaluation.

There can be no assurance, however, that the Company will be able to close the Genopoietic transaction on substantially the terms agreed to, acquire any additional products, or obtain the additional financing necessary to acquire and develop any additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In that event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. If the Company fails to raise the funds it requires, the Company may have difficulty meeting its funding obligations under the Stock Contribution Agreement, meeting obligations and required milestones under its license agreements and it may be necessary for the Company to curtail significantly its activities or cease operations.

The Company's research and development expenses have increased 39.00% from $2,331,501 in the six months ended June 30, 1999 to $3,240,838 in the six months ended June 30, 2000. The increase is due to the ongoing efforts in supporting the pivotal registration trial for M-Vax, which included increased payroll costs related to additional manufacturing employees, costs associated in beginning the expanded Phase 2 trials for O-Vax and increased costs related to the topoisomearse and anti-estorgen technologies. In addition, during the period the Company leased a laboratory research facility in Troy, New York for advancing research on the AC Vaccine technology. The Company's general and administrative expenses have increased approximately 51.02% from $1,537,585 in the six months ended June 30, 1999 to $2,322,080 in the six months ended June 30, 2000. The increase relates primarily to the preparation of the commercial launch of M-Vax in Australia. The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccines, the commercialization of M-Vax in Australia, and the Rutgers and Texas A&M compounds.

During the past 12 months, the Company hired 14 new employees bringing the total headcount as of June 30, 2000 to 32 persons of which 28 are located in the United States and four are located in Australia. It is anticipated that the Company will hire additional new employees, particularly in connection with the commercialization of M-Vax in Australia.

LIQUIDITY AND CAPITAL RESOURCES

On March 10, 2000, the Company completed a private offering of common stock and related warrants, from which the Company received net proceeds of approximately $24,200,000. The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 19-31 months based upon the Company's current operating plan, including the minimum funding required to be provided to Genopoietic pursuant to the terms of the Stock Contribution Agreement. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms can be obtained. The Company's working capital requirements will depend upon numerous factors, including, the potential acquisition of Genopoietic, the progress of the Company's research and development programs, preclinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 19-31 months, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Since the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders of the Company, held on June 7, 2000 (the "Annual Meeting"), the following matters were voted on by the stockholders:
(i) the election of seven directors, (ii) a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 50,000,000 shares, (iii) a proposal to increase the number of shares of common stock available for the grant of options under the Company's Stock Option Plan to 2,500,000 shares, and (iv) the ratification of the selection of Ernst & Young, LLP, as auditors for the fiscal year ending on December 31, 2000. The following tables set forth the total votes on each of these matters, with the Company's common stock and Series C convertible preferred stock voting as a single class:

(i)      Election of Directors

                                         Affirmative Votes      Negative Votes      Abstentions
                                         -----------------      --------------      -----------
      Jeffrey M. Jonas, M.D.                 11,819,674               0               71,000
      James L. Currie                        11,879,074               0               11,600
      Edson D. de Castro                     11,879,274               0               11,400
      Andrew W. Dahl                         11,870,774               0               19,900
      Gary S. Lazar                          11,870,774               0               19,900
      John K. A. Prendergast, Ph.D.          11,878,574               0               12,100
      Carl Spana, Ph.D.                      11,878,774               0               11,900

                                                                                                   Broker
                                                                                                   ------
                                        Affirmative Votes     Negative Votes     Abstentions     Non-Votes
                                        -----------------     --------------     -----------     ---------
(ii)  Amend Certificate of
      Incorporation                         11,542,964           323,155            24,555               0

(iii) Increase Stock Option Plan
      Shares available                       5,152,432           520,658                 0       6,185,028

(iv) Ratification of selection of
     Ernst & Young, LLP                     11,872,061             8,535            10,078               0

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

11.1    Statement Concerning Computation of Per Share Earnings

27.1    Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   Signatures

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AVAX Technologies, Inc.
                                              (Registrant)


Date: August 14, 2000
                                            /s/ Jeffrey M. Jonas, M.D.
                                      --------------------------------
                                      Jeffrey M. Jonas, M.D.
                                      President and Chief Executive Officer


Date: August 14, 2000
                                            /s/ David L. Tousley
                                      --------------------------
                                      David L. Tousley
                                      Chief Financial Officer and Secretary
                                      (Principal Financial and
                                      Accounting Officer)