Form 10QSB
period 2000-09-30
AVAX TECHNOLOGIES INC
filed 2000-11-14
CIK 1015441

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-09349

AVAX TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3575874 (I.R.S. Employer Identification No.)
4520 Main Street, Suite 930
Kansas City, Missouri (Address of principal executive offices)	64111 (Zip Code)

Registrant's telephone number, including area code: (816) 960-1333

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 7, 2000, 16,541,621 shares of the Registrant's common stock par value $.004 per share, were outstanding.

AVAX TECHNOLOGIES, INC.
Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	CONSOLIDATED BALANCE SHEETS—As of December 31, 1999 and September 30, 2000 (Unaudited)	Page 3
	CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)—For the Three months and Nine Months Ended September 30, 1999 and September 30, 2000; and for the Period from January 12, 1990 (Incorporation) through September 30, 2000	Page 4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)—For the Nine Months Ended September 30, 1999 and September 30, 2000 and for the Period from January 12, 1990 (Incorporation) through September 30, 2000	Page 5
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 11
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	Page 13
Signatures		Page 14

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 1999	September 30, 2000
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,426,059	$7,203,396
Marketable securities	8,868,621	24,243,148
Accounts receivable	—	38,408
Inventory	—	43,548
Prepaid expenses and other current assets	336,821	458,201

Total current assets	12,631,501	31,986,701
Property, plant and equipment at cost	2,458,678	3,241,347
Less accumulated depreciation	116,862	614,847

Net furniture and equipment	2,341,816	2,626,500
Acquired intellectual property	—	6,469,431
Research and development tax credit receivable	—	274,814

Total assets	$14,973,317	$41,357,446

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$401,263	$2,038,531

Total current liabilities	401,263	2,038,531
Long term debt	—	247,752
Minority interest in consolidated subsidiaries	502,341	2,575,248
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—73,884 at December 31, 1999	739	—
Series C convertible preferred stock:
Issued and outstanding shares—101,300 and 86,750 at December 31, 1999 and September 30, 2000, respectively (liquidation preference—$8,675,000 at September 30, 2000.)	1,013	867
Common stock, $.004 par value:
Authorized shares—30,000,000. Issued and outstanding shares—11,077,790 and 16,541,621 at December 31, 1999 and September 30, 2000, respectively	44,311	66,167
Additional paid-in capital	35,406,036	68,360,016
Subscription receivable	(422)	(422)
Deferred compensation	(156,124)	—
Accumulated other comprehensive loss	—	(593,686)
Deficit accumulated during the development stage	(21,225,840)	(31,337,027)

Total stockholders' equity	14,069,713	36,495,915

Total liabilities and stockholders' equity	$14,973,317	$41,357,446

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period from January 12, 1990 (Incorporation) Through September 30, 2000
	Three months ended September 30,		Nine months ended September 30,
	1999	2000	1999	2000
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	—	248,003	—	248,003	248,003

Total revenue	—	248,003	—	248,003	2,199,003
Costs and expenses:
Cost of sales	—	123,569	—	123,569	123,569
Research and development	1,251,571	2,682,904	3,583,072	5,923,742	19,919,865
Acquired in-process research and development	—	2,271,743	—	2,271,743	2,271,743
Selling, general and administrative	892,111	1,260,086	2,429,696	3,582,166	14,792,633

Total operating expenses	2,143,682	6,338,302	6,012,768	11,901,220	37,895,626

Total operating loss	(2,143,682)	(6,090,299)	(6,012,768)	(11,653,217)	(35,696,623)
Other income (expense):
Interest income	170,332	497,209	496,610	1,247,325	4,542,957
Interest expense	—	—	—	—	(646,293)
Minority interest in loss of consolidated subsidiary	—	135,722	—	294,705	317,164
Other, net	—	—	—	—	145,768

Total other income (expense)	170,332	632,931	496,610	1,542,030	4,359,596

Net loss	(1,973,350)	(5,457,368)	(5,516,158)	(10,111,187)	(31,337,027)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(1,973,350)	$(5,457,368)	$(5,516,158)	$(10,111,187)	$(33,207,060)

Net loss per common share	$(.18)	$(.34)	$(.52)	$(.68)

Weighted average number of shares outstanding	10,892,499	16,031,959	10,552,406	14,949,410

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from January 12, 1990 (Incorporation) to September 30, 2000
	Nine months ended September 30,
	1999	2000
Operating activities
Net loss	$(5,516,158)	$(10,111,187)	$(31,337,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,262	443,821	1,596,237
Compensatory stock issue	—	—	25,000
Non-cash research and development charge	—	2,271,743	2,271,743
Minority interest in net loss	—	(294,705)	(317,164)
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common or warrants stock for services	27,150	—	174,150
Changes in operating assets and liabilities:
Accounts receivable	—	80,956	80,956
Inventory	—	917	917
Prepaid expenses and other current assets	39,960	114,657	(222,164)
Accounts payable and accrued liabilities	(344,242)	469,820	871,083
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(5,570,028)	(7,023,978)	(28,690,147)
Investing activities
Purchase of marketable securities and short-term investments	(77,403,429)	(121,894,220)	(307,467,370)
Proceeds from sale of marketable securities	75,420,000	106,519,693	276,107,750
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(1,225,428)	(351,638)	(2,876,250)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(1,358)
Costs incurred in connection with acquisitions of G.P.H. S.A. and Genopoietic S.A.		(621,397)	(621,397)

Net cash used in investing activities	(3,208,857)	(16,347,562)	(27,737,553)

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(797,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	93,637	93,637
Proceeds received from exercise of stock warrants	—	22,251	28,501
Capital contribution through sale of interest in consolidated subsidiaries	—	3,430,980	6,054,980
Net proceeds received from issuance of preferred and common stock	9,284,739	24,195,695	57,972,641

Net cash provided by financing activities	9,284,739	27,742,563	64,224,782

Effect of exchange rate changes on cash	—	(593,686)	(593,686)

Net increase in cash and cash equivalents	505,854	3,777,337	7,203,396
Cash and cash equivalents at beginning of period	344,940	3,426,059	—

Cash and cash equivalents at end of period	$850,794	$7,203,396	$7,203,396

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

Supplemental schedule of non-cash investing and financing activities
Common stock and amounts payable in connection with G.P.H. S.A. and Genopoietic acquisitions		$7,605,000	$7,605,000

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months ended September 30, 1999 and 2000

     1. Organization and Summary of Significant Accounting Policies

    AVAX™ Technologies, Inc. (the Company) is a development stage biopharmaceutical company.

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

    In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, is manufacturing and marketing M-Vax in Australia, and has similar rights in New Zealand.

    On August 24, 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic") each a French societe anonyme based in Paris, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company currently performs contract manufacturing and research activities at its facilities located in Lyon, France and through its collaborations with the Pierre and Marie Curie University and the University of Nantes.

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

Basis of Presentation

    The accompanying financial statements have been prepared by the Company without audit, in accordance with Generally Accepted Accounting Principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain

information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine month periods ended September 30, 2000 and 1999 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 2000.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The minority interest in consolidated subsidiary represents the interest owned by AVT in AVAX Australia Pty, LTD and AVAX Australia Manufacturing Pty, LTD.

    The acquisition of Holdings and Genopoietic was accounted for as a purchase. The assets and liabilities of both companies have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations from August 24, 2000, the effective date of the acquisition.

Revenue

    The Company generates contract service revenue related to revenue for the production of goods or provision of services. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenue represents sales of the Company's M-Vax product (currently marketed in Australia). Product revenue is recognized in increments as product is shipped to customers. Costs related to contract service revenue and product sales are accrued and matched against revenue in the periods incurred.

    The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and 1998 included in the Company's annual report on Form 10-KSB.

2. Private placement of equity securities

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

3. Additional Investment by Joint Venture Partner

    Pursuant to the joint venture agreement with AVT, AVT made two additional equity investments of $3,000,000AUD each in the two joint venture operating companies. The investment gives AVT an additional 15% of the voting stock in the joint venture operating companies, raising AVT's total ownership percentages in the operating companies to 49.95%. Based upon these and other factors as described in the joint venture agreement, management believes the Company has a controlling interest in these operating entities.

4. Acquisition of G.P.H. and Genopoietic

    On August 24, 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic"), each a French societe anonyme based in Paris, France. In this transaction, 100% of the outstanding shares of both Holdings, which is the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares (fair market value of $7,600,000 as of August 24, 2000) of the Company's common stock and $5,000 in cash consideration, included in accrued liabilities at September 30, 2000. In addition the Company incurred $621,397 in acquisition costs, which were capitalized as part of the acquisition.

    Simultaneously, upon the closing of the transaction, the Company entered into the Rights Agreements dated as of August 24, 2000 between AVAX Technologies, Inc and each of Professors Klatzmann and Salzmann (the two primary shareholders of Holdings), pursuant to which each of Professors Klatzmann and Salzmann also have the right to acquire up to an additional 1,100,000 shares of the Company's common stock, upon the successful and timely achievement of development and commercialization milestones by Genopoietic. These contingent shares have not been recorded as part of the purchase price allocation of Holdings.

    Aggregate consideration for the acquisition was $8,226,397. The purchase price was allocated, based on estimated fair values on the acquisition date (which are preliminary pending a formal valuation of the technologies acquired), as follows:

Acquired in-process research and development	$2,200,000
Acquired intellectual property	6,541,174
Assets acquired	895,423
Liabilities assumed	(1,410,200)

Total purchase price	$8,226,397

    As indicated above the allocations of purchase price are contingent upon formal valuations to be performed on the acquired technologies. For purposes of these financial statements acquired intellectual property has been capitalized and is being amortized on a straight-line basis over seven years, which represents the average remaining useful life of the patents protecting the acquired intellectual property.

    All estimates and projections were based upon assumptions the Company believed to be reasonable at the time of acquisition, but which are inherently uncertain and unpredictable. If these projects are not successfully developed, the business, operating results and financial condition of the Company may be adversely affected. As of the date of the acquisition, the Company concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that such in-process technology has no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives and uniqueness of developments to these objectives. If the projects fail, the economic contribution expected to be made by the acquired in-process research and development will not materialize.

    The following table reflects unaudited consolidated pro forma results of operations of the Company and Holdings on the basis that the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the respective periods. The following pro forma information does not include the one-time charges for purchased in-process research and development relating to the acquisition of Holdings. Included are amortization charges of capitalized intellectual property, which are amortized on a straight-line basis over a seven-year period. Holdings' reporting currency is the French Franc. Its results were translated using the average exchange rate for each period.

	Nine months ended September 30, 2000
	1999	2000
Revenue	$854,991	$444,045
Net loss	(6,276,568)	(9,200,078)
Basic and diluted net loss per share	(.55)	(.53)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

    Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934, particularly under the headings "Risk Factors," and including risks relating to the ability to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, to obtain substantial additional funds, to integrate the Genopoietic product candidates and technologies, to raise additional capital sooner than would otherwise have been required prior to the Genopoietic transaction, and to market products in a profitable manner, as well as other risks detailed from time to time in the Company's public disclosure filings with the Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new events, future information or otherwise.

    The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company is engaged primarily in the development and commercialization of the AC Vaccine™ technology, as well as the potential anti-cancer and anti-infective technology licensed pursuant to the Rutgers License and the potential anti-cancer technology licensed pursuant to the Texas A&M License. The Company anticipates that during the next 12 months it will continue to conduct substantial research and development of the AC Vaccine technology, including the multi-center pivotal registration clinical trial of M-Vax™, the Company's lead AC Vaccine for metastatic melanoma. In addition, the Company has initiated a multi-center Phase 2 trial of O-Vax™, the Company's application of the AC Vaccine technology for ovarian cancer, a Phase 1/2 equivalent trial in breast cancer with The University of Tokyo, and a Phase 1/2 trial of L-Vax™, the Company's application of the AC Vaccine technology for acute myelogenous leukemia (AML), at the MD Anderson Cancer Center. The Company also anticipates that it will continue to expend substantial resources on the research and development of that same technology for the treatment of other cancers, which may include prostate, lung and colorectal cancer. The Company also plans to evaluate the AC Vaccine technology in other cancers and to initiate similar Phase 1/2 clinical trials where appropriate. The Company's manufacturing facility in Philadelphia supports these clinical trial efforts.

    In addition, pursuant to the Rutgers License, the Texas A&M License, and the related sponsored research agreements with each of Rutgers and Texas A&M, the Company expects to continue to expend substantial resources on the research and development of these compounds.

    In July 2000, the Company announced that M-Vax is now commercially available in Australia. M-Vax is produced in Australia through a contract manufacturing agreement with Bioenterprises Pty. Limited. The Company anticipates that it will expend substantial resources on the marketing and sales of M-Vax in Australia during the current year.

    In 1999, the Company also announced that M-Vax is expected to be made available for commercial use in The Netherlands and Germany. The commercialization of M-Vax in these countries will be subject only to meeting certain requirements determined by each regulatory agency. In order to expedite the availability of M-Vax to melanoma patients in these countries, the Company is currently exploring a number of strategic options to assist in realizing these opportunities, and hopes to begin marketing M-Vax in The Netherlands and Germany by the end of 2001. AVAX also may pursue a similar regulatory approach for the manufacturing and marketing of its products in other European and Asian countries. The cost to commercialize M-Vax in any of these countries will require a significant investment by the Company and commercial success is subject to market uncertainty.

    In connection with the Genopoietic acquisitions, the Company will be required to fund research and development activities of Genopoetic's primary products that include therapies for joint repair, bone marrow transplantation, autoimmune diseases and organ transplantation. In addition, the Company acquired Genopoietic's existing cGMP manufacturing facility, which the Company intends to prepare for manufacturing of the AC Vaccines and distributing them throughout the region.

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

    There can be no assurance, however, that the Company will be able to acquire any additional products, or obtain the additional financing necessary to acquire and develop any additional products and technologies. In addition, there can be no assurance, that changes in the Company's research and development plans or other changes which could alter the Company's operating expenses will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. In that event, the Company may need additional financing. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. If the Company fails to raise the funds it requires, the Company may have difficulty meeting its research funding obligations, meeting obligations and required milestones under its license agreements and it may be necessary for the Company to curtail significantly its activities or cease operations.

    For the nine and three months ended September 30, 2000 the Company recognized sales of $248,004. These revenues relate to ongoing contract manufacturing projects at Genopoietic and sales of M-Vax in Australia.

    The Company's research and development expenses have increased approximately 65% from $3,583,072 in the nine months ended September 30, 1999 to $5,923,742 in the nine months ended September 30, 2000. The increase is due to the ongoing efforts in supporting the pivotal registration trial for M-Vax, which included increased payroll costs related to additional manufacturing employees, costs associated in beginning the expanded Phase 2 trials for O-Vax and new costs associated with Genopoietic's operations. The acquired in process research and development expense of $2,271,743 represents a non-cash charge which relates to the acquisition of Genopoietic and its existing technologies.

    The Company's selling, general and administrative expenses have increased approximately 47% from $2,429,696 in the nine months ended September 30, 1999 to $3,582,166 in the nine months ended September 30, 2000. The increase relates primarily to the preparation of the commercial launch of M-Vax in Australia and to market research activities in Europe and the United States.

    The Company anticipates that, over the next 12 months, expenses will continue to increase, particularly as development proceeds with the AC Vaccines, the continued sales of M-Vax in Australia and the development of Genopoietic's product candidates and the Rutgers and Texas A&M compounds.

    As of September 30, 2000, the Company had 52 employees, including 29 employees in the United States, five in Australia and 18 in France. It is anticipated that the Company will hire additional employees, particularly in connection with the continued sales of M-Vax in Australia.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 17-27 months based upon the Company's current operating plan, including the minimum funding required to be provided to Genopoietic. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms can be obtained. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 17-27 months, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Since the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

11.1
Statement Concerning Computation of Per Share Earnings

27.1
Financial Data Schedule

(b) Reports on Form 8-K:

    During the three months ended September 30, 2000 the Company filed three reports on Form 8-K as follows:

  The Company filed two reports dated as of July 26, 2000, one of which reported that the Company had issued two press releases announcing that M-Vax was commercially available in Australia and that the Company had signed an agreement to acquire Holdings and Genopoietic, respectively. The other reported that the Company had issued six different press releases announcing the presentation of various clinical data, the Company's receipt of an additional $3.0 million AUD investment from AVT and the initiation of a Phase 1/2 study of L-Vax. The third report announced that the Company had completed the acquisition of Holdings and Genopoietic.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC. (Registrant)
Date: November 14, 2000	By:	/s/ JEFFREY M. JONAS, M.D. Jeffrey M. Jonas, M.D. President and Chief Executive Officer
Date: November 14, 2000	By:	/s/ DAVID L. TOUSLEY David L. Tousley Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

AVAX TECHNOLOGIES, INC. Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AVAX Technologies, Inc. (a development stage company) Consolidated Balance Sheets
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Operations (Unaudited)
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Cash Flows (Unaudited)
AVAX Technologies, Inc. (a development stage company) Notes to Consolidated Financial Statements (Unaudited) For the Nine Months ended September 30, 1999 and 2000
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PLAN OF OPERATION
  LIQUIDITY AND CAPITAL RESOURCES
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
Signatures