Form 10KSB
period 2000-12-31
AVAX TECHNOLOGIES INC
filed 2001-04-02
CIK 1015441

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. / /

The issuer's revenues for the period ended December 31, 2000 were $112,459.

As of March 27, 2001, 19,210,843 shares of the registrant's common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the reported closing price of the common stock on the Nasdaq Stock Market, on March 27, 2001, was $16,779,908. Shares of common stock, beneficially owned by each executive officer and director and each person who beneficially owns 10% or more of the outstanding shares of common stock, have been excluded, in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily conclusive.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:  Yes / /    No /X/

                             AVAX TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB


                                     PART I

Item 1.    Description of Business................................................................................1
Item 2.    Description of Property...............................................................................21
Item 3.    Legal Proceedings.....................................................................................21
Item 4.    Submission of Matters to a Vote of Security Holders...................................................21

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..............................................22
Item 6.    Management's Discussion and Analysis of Financial Condition and Plan of Operation.....................23
Item 7.    Financial Statements..................................................................................25
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................25

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.....................................................26
Item 10.   Executive Compensation................................................................................26
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................26
Item 12.   Certain Relationships and Related Transactions........................................................26
Item 13.   Exhibits and Reports on Form 8-K......................................................................26

Signatures.......................................................................................................27

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

         Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors might include:

         o AVAX's history of operating losses, its increasing cash requirements, its need to raise more money during calendar year 2002, and the uncertainty of the Company's future profitability.

         o Uncertainty about whether the Company's AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company's AC Vaccine products will be commercially accepted and profitable.

         o Uncertainty about whether the Company's products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S., including the increased uncertainties created by the FDA hold on the M-Vax and O-Vax clinical trials recently disclosed.

         o The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company's control.

         o The Company's need to expand its manufacturing facilities or increase its dependence on third parties to manufacture and distribute its products.

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

         o    Each of the other  factors  discussed in this Report under
              Item 1 - "Description of Business - Risk Factors."

                             AVAX TECHNOLOGIES, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         AVAX is a development stage biotechnology company with international operations, specializing in the development and commercialization of individualized therapies and other novel products and technologies for the treatment of cancer and other life-threatening diseases. The Company's lead development program is a patented autologous cell technology (AC Vaccine) that attempts to stimulate a patients own immune system to recognize, contain and eliminate cancer cells. AVAX is based in Kansas City, Missouri, with operations in Philadelphia, Pennsylvania, Rennselaer, New York, Paris and Lyon, France and Melbourne, Australia.

         In 1995, AVAX identified research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University in Philadelphia, and licensed the rights to Dr. Berd's research. Since then, the Company has licensed other medical technologies (products and processes) developed elsewhere, just as it did with Dr. Berd's research. In April 2000 the Company began leasing research laboratory facilities in Rennselaer, New York and initiated its own research to supplement that being done through research agreements with several universities.

         In August 2000, the Company acquired Genopoietic S.A. and its corporate affiliate ("Genopoietic"), based in Paris, France, which develops cell and gene-based therapies in collaboration with Pierre et Marie Curie University
(UPMC) and Centre National de la Recherche Scientifique (CNRS). Through this acquisition, AVAX is developing a gene therapy technology based on the thymidine kinase (TK) gene to induce bone marrow and solid organ transplantation tolerance, for the treatment of cancer and other indications; and autologous chondrocytes for the repair of damaged cartilage.

         AVAX is a typical development stage biotech company in that it is not currently generating any material revenue from its proposed products, and has not yet made a profit.

         The Company is primarily focusing its efforts on the development of immunotherapies for the treatment of cancer. Although, many different types of drugs are used to treat a variety of cancers, no one drug has been found to be a cure for the disease. Given the need for new effective treatments for cancer, a drug that effectively treats cancer could have a large market potential. Surgery, in many cases is the first treatment performed on cancer patients, and, if a treatment following surgery were to prove broadly applicable and safe, its market potential could be significant. In addition, such a treatment would enable the health care system to realize significant overall cost savings due to a reduction in the number of cases of recurrent disease requiring hospitalization and ongoing clinical and home care.

         Historically, chemotherapies have been the only accepted post-surgical treatment for cancer. Chemotherapy is the prevention or treatment of disease by administering chemical agents. Alternatively, immunotherapy, which is a rapidly expanding segment of cancer therapy research, is the treatment of disease or infection by stimulating the body's immune system through a process of immunization. When a person is immunized for a particular disease or infection, that person is injected with portions of or all of the disease agent itself, which stimulates the body's immune system to recognize and fight the foreign agent. In this way, he or she builds up an immunity to the disease or infection. Immunotherapies that are being developed to treat cancer are intended to act in the same way.

         A cancer cell, in the most simple terms, is an abnormal cell that the body itself produces. Cancer is characterized by the uncontrolled growth and spread of these abnormal cells that escape from the control of the body's immune system. Because your body itself produces these abnormal cells, your immune system does not recognize the cancer cells as foreign, and therefore, scientists believe, does not respond by attacking and destroying the abnormal cells. Cancer cells that escape an immune system attack can then spread throughout the body by a variety of means. Consequently, the cancer cells invade and destroy healthy tissue, which can ultimately lead to a person's death if untreated.

         Cancers, composed of either solid tumors or blood-borne cancerous cells, tend to spread over time to other tissues and organs in the body. Cancer may be diagnosed at any stage of the disease, from very early (best prognosis) to very late (worst prognosis). When cancer is detected early and has not yet spread to other organs and tissues, surgical removal of the tumor is often effective. While this treatment is effective in many types of cancers, in cases in which removal of the tumor is incomplete or in which the cancer has spread, the patient's prognosis is poor. Moreover, if the cancer is not discovered until cancer cells from the primary tumor have already entered the blood or lymphatic system and established new tumors at distant sites, the cells and the tumors they form are difficult to treat with current technology. Chemotherapy and radiation therapy have traditionally been the accepted methods of treatment in these cases. Current chemotherapy and radiation therapy are, however, rather crude treatments because they kill cells indiscriminately, destroying normal as well as cancerous cells, which leads to toxic side effects and thereby limits the usefulness of these therapies. Through its research agreements and in conjunction with its wholly-owned subsidiary, Genopoietic, AVAX is developing a range of treatments for cancer, particularly through the development of a novel immunotherapy.

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

TECHNOLOGY AND PRODUCT CANDIDATES AND SERVICES

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

M-VAX

         The Company's leading AC Vaccine is M-Vax, which is designed as an immunotherapy for the post-surgical treatment of stage 3 melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the U.S., Australia, northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to UV radiation in sunlight appears to be the most significant factor behind this increase. The National Cancer Institute estimates that the incidence of melanoma is growing at a rate of approximately 4% annually.

         Melanoma patients may be categorized according to the following staging system:

         o Stage 1--lesion less than 1.5mm thickness and no apparent spreading from primary cancer site (metastasis);

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

         The Company believes that M-Vax is the first immunotherapy to suggest a substantial increase in the survival rate for patients with stage 3 melanoma. In earlier Phase 2 clinical trials, over 400 melanoma patients have been treated post-surgically on an outpatient basis with M-Vax by TJU or the Company. M-Vax was administered to patients with stage 3 melanoma, who had already had their lymph nodes and lesions removed. In 62 patients with stage 3 melanoma in cases in which there has been sufficient time for long-term follow-up, the five-year survival rate was 55%. This compares with the historical post-surgical survival rate of approximately 22%, and the published post-surgical survival rate for treatment with high dose alpha interferon of approximately 32% in patients whom the Company believes are comparable to those treated with M-Vax. In the over 400 patients treated by TJU or the Company in the Phase 2 clinical trials, the Company believes that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

         The FDA approved a Company-sponsored Investigational New Drug Application ("IND") for M-Vax in 1998. The approval of the Company-sponsored IND allowed the Company to proceed with a pivotal registration clinical trial which is planned to involve at least 400 patients at 25 or more different investigator locations around the country. The Company also will conduct a second registration trial as required by the FDA. AVAX intends to use the results of the two multi-center clinical trials, along with the results of the initial clinical trials conducted at Thomas Jefferson University, as the basis for filing an application for FDA approval to market M-Vax in the U.S.

         In November 1999, the Company presented nine-year follow-up data on stage 3 melanoma patients from the Phase 2 studies of M-Vax. The data was obtained from an ongoing study of a group of 71 patients with advanced skin cancer who were cancer-free two years following treatment with M-Vax, and then monitored for up to an additional 7.8 years. The median follow-up time as of November, 1999 was 5.3 years. Dr. Berd began studies of M-Vax in 1989. At the time M-Vax was administered, 39 of the 71 patients were deemed to have little chance of long-term survival because their cancer had spread to more than one lymph node. Of those 71 patients, 49 survived 5 years or more, of which 44 (or approximately 89%) were still alive at November 1999. The other 22 patients had been monitored for less than 5 years as of November 1999. On the basis of Kaplan-Meier estimates, the projected overall 9-year survival rate for the entire group is approximately 85%. No serious or long-term toxic effects of M-Vax were observed in any of these patients.

O-VAX

         The Company is also currently treating post-surgical stage 3 and advanced patients in Phase 1/2 clinical trials of O-Vax, which is designed as an immunotherapy for the treatment of ovarian cancer. Ovarian cancer is the fifth most common cancer among women and the leading cause of death from gynecological malignancy in the U.S. It is estimated that 1 in 55 women will develop ovarian cancer in her lifetime. Moreover, although up to 80% of women initially respond to standard chemotherapy, the majority of these women will subsequently develop recurrent disease. Currently, there are no therapies available for patients who initially respond to chemotherapy, but are at high risk of having their cancer return.

         The Phase 1/2 clinical trials for O-Vax are being conducted at Thomas Jefferson University under the direction of Dr. Berd. These initial Phase 1/2 clinical trials showed a positive immune response to unmodified tumor cells in the first eight of nine adjuvant patients treated, as measured by a delayed type hypersensitivity test. A delayed type hypersensitivity test measures the activity of T-lymphocytes, which are cells that are crucial in triggering the body's immune system. Similar results have also been obtained in comparable numbers of patients with advanced or stage 4 ovarian cancer. The Company believes these results in both patient groups are promising, considering that, unlike the patients treated with M-Vax, the patients administered with O-Vax initially received chemotherapy.

         The Company used these initial results to support the submission of a Company-sponsored IND for O-Vax, which the FDA approved in January 2000. The FDA also authorized AVAX to begin Phase 2 clinical trials of O-Vax. The Company is currently recruiting patients with stage 3 and stage 4 ovarian cancer for three planned multi-center, national Phase 2 clinical trials of O-Vax and is recruiting approximately 30 clinical sites for each protocol. These multi-center Phase 2 trials will be in addition to the ongoing testing at Thomas Jefferson University.

RECENT DEVELOPMENTS AFFECTING M-VAX AND O-VAX

         On March 23, 2001, the Company announced that it had received oral communication from the FDA that clinical activities for both the Company's M-Vax and O-Vax vaccines have been placed on clinical hold pending further review by the agency. The Company provided additional information regarding the clinical hold in its current report on Form 8-K filed on March 30, 2001.

OTHER AC VACCINE PRODUCT CANDIDATES

         The Company believes that the technology used to develop M-Vax and O-Vax may have applications in the treatment of other cancers, including breast, kidney, lung and colorectal cancers, as well as acute myelogenous leukemia. AVAX presently does not intend to fund the pre-clinical or initial clinical development of this technology for any of these indications, beyond its limited current contractual obligations to TJU and the University of Illinois.

TK SUICIDE GENE TECHNOLOGY

         TK suicide gene therapy is a technology based on the thymidine kinase
(TK) gene developed to prevent graft-versus-host disease (GVHD) following allogeneic (or foreign donor) bone marrow transplantation and to induce transplantation tolerance after allogeneic organ transplantation.

         In December 2000, animal data from pre-clinical studies relating to the Company's TK suicide gene program for GVHD were published in the peer-reviewed journal, HUMAN GENE THERAPY. In the pre-clinical studies, mice were transplanted with foreign bone marrow treated with TK gene therapy to prevent the grafted bone marrow from immunologically attacking the host mouse. This reaction, called graft-versus-host disease, often occurs after allogeneic bone marrow transplants and limits the use of the procedure. The data from the study showed that treatment with the Company's TK system resulted in control of GVHD and resulted in enhanced survival of the animal. In addition, the study tested the ability of the animal's immune system to respond to a viral infection and found that, even though GVHD was controlled, the animal could still mount an immune response against the virus. These findings suggest this approach may be effective in human allogeneic bone marrow grafts in specifically suppressing GVHD without altering other, beneficial immune function.

         In humans, allogeneic bone marrow transplants may be used in the treatment of cancer but are limited by GVHD, which may be life threatening. Allogeneic bone marrow transplantation remains the treatment of choice for many hematological cancers. Under the current protocol, attempts to control GVHD with medication require immunosuppression. Accordingly, grafted patients experience severe immune deficiency for several months after transplantation and remain susceptible to life threatening infections because the therapy they receive suppresses the body's ability to fight infection, the graft-versus-infection
(GVI) effect.

         The Company's TK suicide gene program is similarly applicable to solid organ transplantation. A major challenge with solid organ transplantation is the rejection of the transplanted organ by the patient's immune system, because the patient's immune system sees the transplanted organ as foreign. Overall survival rates for transplanted organs are below 50% at 10 years. The goal of AVAX's TK gene therapy technology is to prevent the immune system from recognizing the transplanted organ as foreign and rejecting it, while at the same time not interfering with other immune system functions. For this reason, one of the major goals of transplantation immunology is to induce selective immune tolerance, which would alleviate the need for immunosuppression and decrease late allograft failure. The technique involves inducing immune tolerance to a foreign organ using a suicide gene allowing selective elimination of dividing T cells expressing HERPES SIMPLEX virus type 1 TK upon ganciclovir (GCV) administration, thereby selectively killing T cells that may be attacking the transplanted organ. The process involves: (1) extracting and purifying T cells from the patient, (2) infecting the T cells with the viral preparation (HSV1),
(3) administering those infected T cells to the patient, and (4) administering GCV to the patient in order to kill the now infected T cells. GCV upon administration is not toxic. The chemical structure of GCV, however, is changed as it is metabolized by the patient's body, and thereby transformed into a toxic compound only in cells expressing HSV1-TK gene.

         AVAX has completed initial Phase 1 testing of its TK suicide gene technology in 20 patients with glioblastoma, a malignant brain tumor, and 11 patient with late stage melanoma. Data indicate that there were no serious side effects associated with the therapy. The Company intends to use the TK gene technology as a platform not only for inducing transplantation tolerance, but also for the treatment of cancer and other life threatening diseases. The Company expects to initiate Phase 1/2 clinical studies in France and to file an IND in France utilizing the technology in indications such as liver metastasis and GVHD/leukemia by the third quarter of 2001.

         In February 2001, AVAX received a contract from the French army to prepare a clinical trial of the Company's TK suicide gene program for the prevention of GVHD following foreign bone marrow transplantation for patients who have been exposed accidentally to acute irradiation. The contract will allow the Company to apply its gene therapy technology to a new indication in its GVHD program.

AUTOLOGOUS CHONDROCYTES

         Autologous chondrocytes are cultured, patient-specific cartilage cells that are re-injected into a patient and help repair damaged joint cartilage. The process involves taking grafts of the patient's cartilage and culturing the cells to grow new cartilage for replacement in the patient. The technology developed by AVAX consists of: (1) taking a small biopsy of healthy cartilage of the patient under arthroscopy, (2) separating out the mature cartilage cells (chondrocytes) and culturing those cells in the GMP central facility, (3) sending back the cultured chondrocytes to the surgeon; and (4) re-implanting the cells on the defective cartilage by a surgical procedure in order to repair the injury. The Company is currently evaluating ways to begin commercializing chondrocytes in select European countries by the end of 2001. AVAX is currently working to prepare its Lyon, France manufacturing facility for GMP manufacture of both chondrocytes and M-Vax.

NOVEL ANTI-ESTROGENS

         The Company also has licensed from The Texas A&M University System ("Texas A&M") an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors (the "Texas A&M License"). Anti-estrogens have been proven to be clinically-useful anticancer therapies. U.S. patents for both the Texas A&M compounds and their anticancer uses have been filed by Texas A&M, as well as a non-U.S. application based on more recent work. The Company expects to pursue additional foreign patent coverage based on the results of ongoing laboratory research. One of these compounds has been selected for further development, and is in an early stage of pre-clinical development for solid tumor indications. Under AVAX's agreements with Texas A&M, the Company intends to continue to expend resources on the research and development of these compounds. As the pre-clinical development progresses, the Company may explore strategic opportunities to license its rights to further develop these compounds to another company.

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

         Both U.S. and non-U.S. patents for the Rutgers compounds and their anticancer and anti-infective uses have been filed. The Company holds license to a number of U.S. patents granting claims to novel compounds that inhibit activity of topoisomerase I. Although these compounds are in an early stage of pre-clinical development for solid tumor, antifungal and parasitic indications, the Company has identified a number of promising compounds for further development.

TUMOR CELL BANKING

         In October 2000, the Company announced that it had begun to provide the commercial service of collecting and storing patients' own tumor cells for potential therapeutic use. In March 2001, the Company determined not to continue to promote actively tumor cell banking. The Company will continue to collect and store tumor cells for melanoma and ovarian cancer patients who seek that service from the Company.

         The tumor cell banking process begins with patients choosing to store tumor cells at one of the Company's facilities after their tumors have been surgically removed. Many patients who undergo surgery to treat their cancer and discard their tumor may be missing out on potential therapeutic and diagnostic options. Too often patients are unaware of alternatives until after their tumor has been removed. Storing tumor cells in viable form at a single location may allow patients, with physician guidance, to utilize their stored tumor cells for treatments already on the market and to take advantage of ongoing or even future clinical studies. Patients may also have the cells sent elsewhere to utilize the services of companies that study tumor cells to help predict response to chemotherapy.

         The cost of the service is approximately $1,000 per patient, which includes storage for three years and all necessary handling procedures. This cost will be waived if the patient enters an AVAX clinical trial.

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

         In connection with the TJU License, the Company and TJU also entered into a Clinical Study and Research Agreement (the "TJU Research Agreement"). Under the TJU License and the TJU Research Agreement, the Company has agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. The Company expects to renew this agreement in 2001 through February 2002.

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

GENOPOIETIC RESEARCH FUNDING AGREEMENT

         In connection with the Company's acquisition of Genopoietic and its corporate affiliates, AVAX entered into the Research Funding Agreement dated as of August 24, 2000 with Genopoietic (the "Genopoietic Research Funding Agreement") to provide funding to its wholly-owned subsidiary for direct costs of basic scientific research in areas of mutual interest to the Company and Genopoietic. Subject to the fulfillment of certain funding conditions, AVAX agreed to provide up to an aggregate of $8,000,000 to Genopoietic for the period ending July 31, 2005. At the Company's option, the funds will be provided as additional contributions to the capital of Genopoietic, as payment of indebtedness owed by Genopoietic to third parties or as a long-term loan to Genopoietic.

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

         In connection with the Texas A&M License, in May 1997, Texas A&M and the Company entered into a three-year Sponsored Research Agreement (the "Texas A&M Research Agreement"). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M's research. Texas A&M waived any up front payment by the Company for the Texas A&M License in recognition of the Company's three-year research funding commitment. The Texas A&M Research Agreement was extended to January 2002.

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

         In connection with the Rutgers License, in May 1997, Rutgers and the Company entered into a three-year Sponsored Research Agreement (the "Rutgers Research Agreement"). Under the Rutgers License and the Rutgers Research Agreement, the Company initially agreed to provide minimum yearly funding of approximately $130,000 for Rutgers' research, including certain overhead costs. Upon its expiration, the Rutgers Research Agreement was extended for another year, and has been further extended through February 2003.

         The Company is presently obligated to spend an aggregate of not less than $500,000 each year until the first year of commercial marketing of a product derived from the Rutgers compounds, for the research and development, regulatory approval, manufacture, and marketing and selling of a product derived from the Rutgers compounds.

         AVAX is also required to pay royalties on the Company's worldwide net sales revenue derived from the Rutgers compounds and a percentage of all revenues received from sublicenses of products derived from the compounds.

RESEARCH AND DEVELOPMENT EXPENSE

         In 1999, the Company incurred research and development expense of $5,175,695. In 2000, the Company incurred research and development expense, and certain costs associated with the Company's manufacturing facility in Lyon, France of $9,405,318. Research and development expense, including the costs associated with the Company's manufacturing facility in Lyon, France incurred in 2000, for the period from inception through December 31, 2000, has been $23,401,441.

MANUFACTURING AND MARKETING

AC VACCINES - GENERAL

         The AC Vaccine products being developed by AVAX are individualized therapies which are manufactured by first receiving cells from a patient, treating those cells and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor's office for administration to the patient. AVAX believes that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for most of the Company's products under development is "cells in-product out," where the final product looks like a traditional mass produced drug to the end-user, but is individually made.

MANUFACTURING M-VAX AND O-VAX IN THE U.S.

         The Company's manufacturing facility in Pennsylvania serves as the central U.S. manufacturing center for the production and distribution of M-Vax and O-Vax for the Company's ongoing and planned clinical trials. The Pennsylvania facility was built to comply with current Good Manufacturing Practice standards, however, as part of any final regulatory approval of M-Vax for commercialization, the manufacturing facility will have to be licensed by the FDA. Although the Pennsylvania facility adequately supports AVAX's ongoing multi-center clinical trials for both M-Vax and O-Vax, the Company may have to expand its manufacturing capacity in the future if any of its clinical programs are expanded substantially or if its products are approved for commercialization in the U.S.

OTHER CELL AND GENE THERAPIES

         Pursuant to the Company's acquisition of Genopoietic, AVAX now leases a GMP quality manufacturing facility in Lyon, France. The facility is currently being used to produce the Company's TK suicide gene products and autologous chondrocytes for the ongoing pre-clinical studies of those technologies and other retroviral vectors and monoclonal antibodies as a contract manufacturer for other companies and research institutions. From a production perspective, the Company expects the Lyon facility also to be ready to produce M-Vax for the European market by the middle of 2001.

MARKETING M-VAX IN AUSTRALIA

         On December 1, 1999, the Company entered into a definitive joint venture agreement with Neptunus International Holdings Limited, a pharmaceutical group in Australia which has been subsequently renamed Australian Vaccine Technologies Ltd. ("AVT"), under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, holds the rights to manufacture and market M-Vax in Australia, and has similar rights in New Zealand.

         In July 2000, AVAX began marketing M-Vax in Australia. AVAX is the first company to commercialize a centrally produced cancer vaccine for melanoma, custom-made from a patient's own tumor cells. The joint venture manufactures M-Vax in Australia through a contract manufacturing agreement with Bioenterprises Pty. Ltd.

         At December 31, 2000, AVAX Holdings held a 50% interest in the Australian joint venture entities. In August 2000, AVT made a final $3 million
(AUD) payment in a series of investments totaling $10 million (AUD) for a 50% interest in the joint venture entities, thereby reducing AVAX Holdings' interest to 50%.

OTHER FOREIGN MARKETS FOR M-VAX

         The Company hopes to begin marketing M-Vax for commercial use in select countries in Europe by the end of 2001. The commercialization of M-Vax in one or more European countries will be subject only to meeting certain requirements determined by each applicable regulatory agency. In order to expedite the availability of M-Vax to melanoma patients in Europe, the Company is currently exploring a number of strategic options to assist in realizing these opportunities. AVAX also may pursue a similar regulatory approach for the manufacturing and marketing of its products in certain other countries.

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

         The Company currently utilizes bovine serum in the cell culturing process for autologous chondrocytes. While bovine serum is readily available and is approved for use in France, the Company cannot guarantee that the serum's use will not be prohibited in the future. Should the use of bovine serum be prohibited, the Company may encounter problems culturing autologous chondrocytes.

COMPETITION

CANCER DRUGS - GENERAL

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

OTHER COMPANIES DEVELOPING CANCER VACCINES

         A number of companies or research institutions are developing cancer vaccines, including Ribi ImmunoChem Research, Inc./Corixa, Cancer Vax, and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in ovarian cancer; Intracel in colorectal cancer; and Antigenics in renal cell and other cancers.

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

         Although there is significant competition, to date, the Company believes that none of the competing immunotherapies has demonstrated the increase in survival suggested by the Company's technology in melanoma. Moreover, AVAX believes that M-Vax is the world's first commercially available cancer immunotherapy.

GENE THERAPIES

         The field of gene therapy drug development is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. The Company expects to experience intense competition both from other companies in the gene therapy field and from companies that have other forms of treatment for the diseases currently being targeted. The Company is aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, that are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include companies making protein therapies for hemophilia, Gaucher's disease, and anemia such as Amgen Inc., Aventis S.A., Bayer Corporation, Baxter Healthcare Corporation, Genzyme Corporation, Johnson & Johnson and Wyeth-Ayerst Laboratories. In addition, companies directly engaged in gene therapy product development include: Cell Genesys, Inc., Chiron Corporation, Targeted Genetics Corporation, Transkaryotic Therapies, Inc. and Urogen Corp. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working.

AUTOLOGOUS CHONDROCYTES

         If the Company begins to commercialize chondrocytes in Europe in 2001, it will compete directly with certain European universities and U.S. and European companies that have developed similar products, including Codon, Verigen, Isotis and Genzyme Biosurgery. Genzyme Biosurgery has been granted a BLA for chondrocytes in the U.S. The Company's autologous chondrocytes product also competes indirectly with alternative therapies for repairing damaged joint cartilage, including medicinal type treatments that are administered by injection and various surgical treatments.

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

         Clinical trials begin when a drug is approved for testing on humans. There are usually said to be three main phases of clinical trials that a drug must go through in the U.S. before the drug is approved to be manufactured and marketed to the public. These phases may involve testing of drugs in healthy human volunteers (Phase 1) for assessment of safety, followed by tests of effectiveness and safety in patients with illnesses the drug is designed to treat (Phases 2 and 3). In most instances, Phase 3 studies are the final group of studies that are conducted before a product can be approved by the FDA for commercial use. In the case of life-threatening illness, the study process and phases of clinical trials may be compressed and accelerated. In some cases, Phase 2 trials are deemed sufficient for market approval by the FDA or foreign regulatory authorities. Pivotal registration trials are large-scale Phase 2 or 3 trials, the data obtained from which are intended to be used to provide for the registration of a drug or product for market use.

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

EMPLOYEES

         As of December 31, 2000, the Company had a total of 54 full-time employees, including 22 full-time employees at the Company's subsidiary in France (17 of which work at the manufacturing facility in Lyon, France and five of which perform research in Paris, France) and 5 full-time employees at the joint venture operation in Australia. The Company's other consultants, scientific advisors and directors devote only a portion of their time to the business of the Company.

RISK FACTORS

         INVESTING IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK. BEFORE MAKING A DECISION ABOUT INVESTING IN THE COMPANY'S SECURITIES, ONE SHOULD CAREFULLY CONSIDER THE RISK FACTORS LISTED BELOW, AS WELL AS THE REST OF THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB AND THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

AVAX WILL NEED TO RAISE MORE MONEY DURING CALENDAR YEAR 2002.

         AVAX will need to raise more money some time during calendar year 2002 to continue research and product development throughout 2002, and to pursue the manufacture and marketing of any products that it may develop. AVAX completed a $25.1 million private placement of common stock on March 10, 2000, which funds, together with other cash resources of the Company, will be sufficient to fund the Company's expected activities through the first half of 2002. Although AVAX expects its current cash resources to be sufficient to fund its operations through the first half of calendar year 2002, the period of operations that can be funded by the current cash resources of the Company will be affected by numerous factors, including the rate of cash expenditures on product development programs. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations" in this report and any quarterly reports on Form 10-QSB hereafter filed by the Company for a discussion of the current cash resources of the Company.

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

EVEN IF THE AC VACCINE IS SAFE AND EFFECTIVE, COMMERCIAL ACCEPTANCE AND PROFITABILITY IS NOT GUARANTEED.

         The Company believes that M-Vax is safe and effective, but that does not guarantee commercial acceptance. Because the AC Vaccine technology is a new approach to the treatment of cancer, it must be accepted by both patients and physicians before it can be successfully commercialized. The Company is using its experience in Australia and in its U.S. clinical trials to develop ways to increase acceptance of the AC Vaccine technology among the leading oncologists in a particular market. The marketplace of ideas, technologies and information is crowded, and AVAX must develop the means to reach leading specialist physicians in each market with the AC Vaccine story. Although the Company believes it has bridged this gap with leading specialists in Australia (where M-Vax is now commercially available), as discussed below, the availability of governmental and insurance reimbursements of the costs of the vaccine is critical to ultimate physician and patient acceptance of the AC Vaccine technology.

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

         On March 23, 2001, the Company announced that it had received oral communication from the FDA that clinical activities for both the Company's M-Vax and O-Vax vaccines have been placed on clinical hold pending further review by the agency. The Company provided additional information regarding the clinical hold in its current report on Form 8-K filed on March 30, 2001.

THE CLINICAL SUCCESS OF M-VAX, O-VAX AND THE COMPANY'S OTHER PRODUCTS IS UNCERTAIN.

         Although to date the initial clinical trials for M-Vax have supported its safety and effectiveness, the data that have been obtained are still insufficient to support an application for regulatory approval in the U.S. without further clinical trials. In 1999, AVAX began a pivotal registration clinical trial for M-Vax that is planned to involve at least 400 patients at 25 or more different locations around the country. Although the Company has recently begun a Phase 2 clinical trial of O-Vax and is currently conducting Phase 1/2 clinical trials for O-Vax, to date it has only obtained delayed type hypersensitivity data on O-Vax and preliminary clinical data in patients with ovarian cancer. Moreover, the clinical trials for both M-Vax and O-Vax are being conducted with patients who are in advanced stages of melanoma and ovarian cancer. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to M-Vax or O-Vax. In addition, as M-Vax and O-Vax advance through the several stages of clinical trials, it may be difficult if not impossible to continue to enroll the requisite number of patients (several hundred patient volunteers for a typical Phase 3 clinical trial) who meet the requirements of the study and who are willing to participate. AVAX cannot make assurances that it will be able to complete successfully the clinical trials or gain regulatory approval for M-Vax, O-Vax or any of its other potential AC Vaccine products.

         Each of the Company's other products and technologies will have similar uncertainties even if initial laboratory or clinical results are promising.

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

AVAX MAY HAVE TO EXPAND ITS MANUFACTURING FACILITIES OR INCREASE ITS DEPENDENCE ON THIRD PARTIES TO MANUFACTURE ITS PRODUCTS.

         The Company completed construction of a manufacturing facility in Pennsylvania in 1999. As part of any final regulatory approval of M-Vax for commercialization in the U.S., the Philadelphia manufacturing facility will have to be licensed by the FDA, and there can be no assurance the FDA will license this facility. Although the Pennsylvania facility adequately supports AVAX's current ongoing clinical trials, the Company will probably have to expand its manufacturing capabilities in the U.S. in the future if any of its clinical programs are expanded substantially or if its products are approved for commercialization in the U.S.

         AVAX also has a manufacturing facility in Lyon, France, which it acquired as part of the Genopoietic acquisition. This facility is not presently equipped to produce M-Vax or other AC Vaccines for sale in Europe. The Company anticipates that it will upgrade this facility in 2001 in conjunction with the planned commercialization of M-Vax in Europe.

         In 2000, the Company's Australian joint venture entered into a contract manufacturing arrangement with a third party to manufacture M-Vax in Australia. If sales of M-Vax increase in Australia in 2001, the capacity of this facility will likely need to be expanded. The reliance on a third party to manufacture M-Vax or any other product, in Australia or elsewhere, creates additional risks for the Company, including its inability to guarantee that the third party will be able to manufacture the Company's products in a timely fashion, or that the Company's customized products will be available from contract manufacturers at acceptable costs. The Company will need substantial additional moneys and qualified personnel if it expands its manufacturing capabilities in Philadelphia or Lyon in 2001, and may, directly or indirectly, be required to pay the costs of expanding the third-party contractor facility in Australia. In addition, AVAX must rely on third parties for production and supply of certain materials necessary for its clinical trials and studies for its products.

THE COMPANY MAY HAVE TO DEPEND ON THIRD PARTIES TO MARKET AND DISTRIBUTE ANY OF ITS PRODUCTS APPROVED FOR COMMERCIALIZATION.

         AVAX currently does not have the resources to market or distribute directly M-Vax, O-Vax or any other products it may develop in the future. Moreover, it may be particularly difficult and expensive to distribute the AC vaccine products, because they are custom made for each individual patient. AVAX will need additional financing to hire and train an internal sales force to market and distribute its products. If AVAX is unable to obtain the requisite funding, or if the Company determines that developing an internal sales force is not cost effective, the Company may not be able to contract with third parties for those services on acceptable terms. AVAX may have less control over marketing and distribution activities performed by third parties than if it were performing those functions with its own facilities and employees. This lack of direct control could adversely affect the results of these activities. See "ITEM 1 DESCRIPTION OF BUSINESS - MARKETING M-VAX IN AUSTRALIA," AND "OTHER FOREIGN MARKETS FOR M-VAX" for a discussion of the Company's agreement with a third party for the manufacture and marketing of M-Vax in Australia, and the Company's exploration of similar strategic partnerships for the manufacture and marketing of M-Vax in The Netherlands, Germany and Japan.

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

AVAX IS DEPENDENT ON ITS SMALL MANAGEMENT TEAM.

         AVAX is dependent upon its small management team to obtain funding for the research and development of the Company's products, to decide which of the Company's products to promote, to shepherd the products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. The Company cannot guarantee that AVAX will be able to retain its existing personnel or that it will be able to attract, retain and motivate any additional qualified employees required for the expansion of the Company's activities. The Company's failure to do these things could disrupt or delay its development programs. The Company also relies on the specialized scientific knowledge provided by outside scientists, consultants and the Company's Scientific Advisory Board, but without the benefit of the full-time attention of these individuals if they were employees of the Company.

         In February 2001, the Chief Executive Officer of the Company resigned as an employee and director of the Company. The Company is presently seeking a new CEO. There is a disruption to the management of the Company as a result of the resignation of the former CEO, which disruption is likely to continue until a new CEO is hired. Additionally, any new CEO will require a certain amount of time to become familiar with AVAX's products and technologies and to develop independent opinions regarding the best strategic plans for the Company. There can be no assurance that AVAX will be able to attract a new CEO with the desired skills or that the search will not take a substantial period of time.

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

AVAX ALSO COMPETES WITH OTHER CLINICAL PROGRAMS AND OTHER TREATMENTS FOR PATIENTS FOR ITS CLINICAL TRIALS.

         AVAX also competes with numerous clinical trials and other treatment regimens for patients for the Company's clinical trials. Companies with clinical trials, including AVAX, provide information and other incentives to oncologists and other specialists as an inducement to put their patients in particular clinical trials. The Company has experienced intense competition for patients for its M-Vax pivotal registration clinical trial to date, and anticipates that competition will continue.

         The Company spent substantially more money on its M-Vax clinical trials in 2000 than it did in 1999, particularly in the last two quarters of 2000. It is too early to determine whether those substantial expenditures in the second half of 2000 (which rate of spending is continuing in 2001) will accelerate the rate of enrollment in the M-Vax pivotal registration clinical trial.

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

AVAX HAS A HISTORY OF OPERATING LOSSES AND THE COMPANY'S FUTURE PROFITABILITY IS UNCERTAIN.

         AVAX has had substantial operating losses since its business first began. AVAX lost approximately $16.3 million in calendar year 2000 (of which approximately $10.4 million represented net cash used in operating activities), and, as of December 31, 2000, the Company's accumulated deficit was approximately $37.5 million. AVAX expects to incur significant operating losses over the next several years as it continues its research and development programs.

AVAX WILL FACE UNCERTAINTY OVER REIMBURSEMENT AND HEALTHCARE REFORM.

         In both the U.S. and other countries, sales of the Company's products will depend in part upon the availability of reimbursement from third-party payors, which include government health administration authorities, managed care providers, and private health insurers. In Australia, the AVAX joint venture has not obtained reimbursement approvals for M-Vax from the leading governmental authority and private insurers. The absence of reimbursement for M-Vax in Australia has, in management's opinion, directly affected the rate of commercialization of M-Vax in Australia. The Company anticipates that all documentation required for submissions for reimbursement for M-Vax in Australia will be completed and submitted by the middle of 2001. After submission is completed, however, it is expected that the evaluation period of the submission may be lengthy and the results of the submission for reimbursement cannot be guaranteed. AVAX will face similar reimbursement timelines and obstacles as it attempts to commercialize M-Vax in European countries.

         In addition, third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and the Company's products may not be considered cost effective by a particular governmental authority or insurer. Adequate third-party reimbursement may not be available to enable AVAX to maintain price levels sufficient to realize an appropriate return on its investment in the research and development of its products.

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

AVAX EXPECTS THE PRICE OF ITS COMMON STOCK TO BE HIGHLY VOLATILE.

         The market price of the Company's common stock, like that of many other development-stage pharmaceutical or biotechnology companies, has been highly volatile. For the 12-month period ended December 31, 2000, the price of the Company's common stock has ranged from $2.66 to $16.00. AVAX expects the price of its common stock to remain volatile. In addition to general market fluctuations, the following are examples of public disclosures by the Company or others that could have a significant impact on the price of AVAX's common stock:

         o technological innovations or new products

         o results of pre-clinical or clinical testing of products

         o adverse reactions to products;

         o governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals;

         o receipt or denial of applications for reimbursement of the costs of M-Vax and other AC Vaccines in Australia or other countries in which those products have been commercialized or are near commercialization;

         o changes in U.S. or foreign regulatory policy during the period of product development;

         o developments in patent or other proprietary rights, including any third party challenges of the Company's intellectual property rights;

         o public or regulatory agency concerns regarding the safety or effectiveness of the Company's products;

THE TRADING VOLUME OF THE COMPANY'S COMMON STOCK IS RELATIVELY LOW AND A MORE ACTIVE MARKET MAY NEVER DEVELOP.

         The Company's common stock is listed for quotation on the Nasdaq National Market (effective October 9, 2000). The average daily trading volume in the Company's common stock varies significantly, but is usually low. For the 12-month period ended December 31, 2000, the average daily trading volume in AVAX's common stock was 159,860 shares and the average number of transactions per day was 213. The average daily trading volume for the year is affected by two days in which the common stock traded over 1,000,000 shares and one day when the stock traded over 3,000,000 shares. On many days, the common stock trades less than 50,000 shares. This low average volume and low average number of transactions per day may affect the ability of the Company's stockholders to sell their shares in the public market at prevailing prices. AVAX cannot guarantee that there will be a more active trading market for its common stock in the future. In addition, the Company cannot assure investors that it will be able to continue to adhere to the strict listing criteria for the Nasdaq National Market. On March 26, 2001, the Company's common stock traded below $1.00 per share for the first time. A minimum share price of $1.00 is a requirement for continued listing on the Nasdaq National Market and the Nasdaq SmallCap Market. If the Company's common stock does not trade above $1.00 per share on a consistent basis, it is possible that the Nasdaq may notify the Company of its intent to delist the Company's common stock. If the common stock were no longer listed on the Nasdaq National Market, the liquidity of the Company's common stock could be materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company. If the common stock were not listed on the Nasdaq SmallCap Market, the liquidity of the Company's common stock could be further materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company.

CERTAIN PROVISIONS OF AVAX'S CERTIFICATE OF INCORPORATION HAVE ANTITAKEOVER EFFECTS.

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

         The Company's board of directors used the blank check preferred stock powers granted to it when AVAX issued its Series B preferred stock in May and June 1996, and its Series C preferred stock in March 1999. The Series B preferred stock was converted into common stock in 2000.

THE RIGHTS OF THE COMPANY'S PREFERRED STOCKHOLDERS ARE SUPERIOR TO THE RIGHTS OF THE COMPANY'S COMMON STOCKHOLDERS.

         The holders of the Company's Series C preferred stock have certain rights that are superior to the rights of holders of the Company's common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if AVAX ceases to exist by virtue of a merger in which AVAX is not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of the Company's Series C preferred stock will receive $100 per share in cash or securities, before any distributions are made to the holders of the Company's common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of the Company's common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

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

         The Company also leases a facility at One University Place, Rennselaer, New York 12144-3456. The facility consists of 1,325 square feet of laboratory facilities located within the laboratory facility owned and operated by the University of Albany Foundation. Currently the monthly rental for this facility is approximately $1,700.

         In connection with the Company's acquisition of Genopoietic, AVAX now leases a manufacturing facility in Lyon, France. The facility consists of approximately 9,000 square feet of which approximately 7,000 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms, while the remaining 2,000 square feet are used for office space. Currently, the monthly rental on the facility is approximately $11,500. The lease is for a 9-year period and is extendable for another 9-year period. The lease may be cancelled by the Company after three years.

         The Company also leases approximately 700 square feet of office space in Paris, France, pursuant to a lease agreement entered into in 1995. The lease is cancelable upon 90 days' written notice, and the monthly rent under the agreement is approximately $1,200.

ITEM 3.  LEGAL PROCEEDINGS

         The Company's application for a federal trademark registration for the marks AVAX, NVAX and MVAX has been opposed by a third party. The parties have reached an agreement in principal and are finalizing their agreement. As a result of the settlement agreement, which will globally resolve all of the disputes between the Company and the third party, the third party opposition to those applications will be withdrawn and the third party will not object to the Company's use of the marks AVAX, NVAX and MVAX. Once the settlement is finalized, registrations for those marks should issue from the United States Patent & Trademark Office in due course.

         The Company is not aware of any other pending or threatened legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                             AVAX TECHNOLOGIES, INC.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. The common stock was listed for quotation on the Nasdaq SmallCap Market under the symbol "AVXT" from July 10, 1997 to October 8, 2000. Effective October 9, 2000, the Company's common stock began trading on the Nasdaq National Market under the symbol "AVXT". The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by Nasdaq, for the quarters presented. Certain of the prices set forth below may represent inter-dealer quotations, without adjustment for markups, markdowns and commissions and may not reflect actual transactions.

                        ---------------------------------------------- -------------- -----------------
                                                                           HIGH             LOW
                        ---------------------------------------------- -------------- -----------------
                        Fiscal year ended December 31, 2000
                           First quarter                                    16            6 1/16
                           Second quarter                                 12 1/8           6 1/4
                           Third quarter                                  13 1/2           7 1/8
                           Fourth quarter                                  8 1/4           2 7/8


                        ---------------------------------------------- -------------- -----------------
                        Fiscal year ended December 31, 1999
                           First quarter                                   5 1/8            2 3/8
                           Second quarter                                    7             3 9/16
                           Third quarter                                   4 1/2          2 15/16
                           Fourth quarter                                  6 3/4          2 21/32
                        ---------------------------------------------- -------------- -----------------


         The last reported sale price of the common stock on the Nasdaq National Market on March 27, 2001 was $1.00 per share. At March 27, 2001, there were 16,541,621 shares of common stock outstanding, which were held by approximately 4,800 stockholders of record. The 86,750 shares of Series C preferred stock outstanding at December 31, 2000, are convertible into 2,669,225 shares of common stock excluding the effect of any fractional shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

GENERAL

         Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $37,502,589 as of December 31, 2000. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs, including clinical trials for M-Vax and O-Vax, pre-clinical studies for the Company's other products and compounds, and for the research and development efforts undertaken at the Company's subsidiary in France.

         The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax and O-Vax products do not currently generate revenue (other than limited M-Vax revenue through the Australian joint venture), and there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, or any other products that it may develop.

PLAN OF OPERATION

         The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. The Company intends to continue to be engaged primarily in the development and commercialization of its AC Vaccine products, other Company products and compounds, and the products and technologies acquired in the Genopoietic acquisition. The Company anticipates that during the next 12 months it will continue substantial research and development, including (i) pivotal registration clinical trials for M-Vax, the Company's lead AC Vaccine technology for metastatic melanoma, (ii) multi-center Phase 2 clinical trials for O-Vax, its AC Vaccine for ovarian cancer, (iii) development of the Genopoietic products and technologies, and (iv) development of certain other Company compounds and products. The Company has undertaken in the last 90 days a review of all products, compounds and initiatives (which review is ongoing) in an effort to reassess the leading opportunities for the Company. The Company expects to continue to focus its research and development resources primarily on the AC Vaccine technology and the TK suicide gene therapy. See ITEM 1 "DESCRIPTION OF BUSINESS - TECHNOLOGY AND PRODUCT CANDIDATES AND SERVICES," "LICENSE AND RESEARCH AGREEMENTS" and "MANUFACTURING AND MARKETING."

         Although the Company completed a $25.1 million private placement of common stock on March 10, 2000, there can be no assurance that the Company will be able to obtain the additional financing necessary to continue to develop current products and technologies or any future additional products or technologies. In addition, there can be no assurance that changes in the Company's research and development plans, or other changes which would or could alter the Company's operating expenses, will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail significantly its activities or cease operations.

         During the last 12 months, the Company's manufacturing, research and development expenses increased from $5.2 million to $9.4 million, while selling, general and administrative expenses increased from $3.4 million to $4.0 million. The increases in research and development expenses relate primarily to an increase in activity at the Company's manufacturing facility related to processing tumors and vaccines for the clinical trials, increased expenses associated with the M-Vax pivotal registration trial, the initiation of Phase 2 trials for O-Vax, increased spending related to the anti-estrogen and topoisomerase compounds in pre-clinical development and approximately $700,000 in new spending at the Company's French subsidiary acquired in August 2000. In 2000, the Company also had increased costs related to patent, trademark and regulatory expenses in its efforts to expand the use of the AC Vaccine technology in Europe and Australia. In addition, the Company incurred a charge of $4.7 million related to acquired in process research and development obtained in the acquisition of Genopoietic. Selling, general and administrative expenses increased due to the establishment of a marketing and business development function in the U.S. to oversee commercialization and business development activities worldwide.

         The Company anticipates that, over the next 12 months, research and development expenses, exclusive of the 2000 charge for acquired in process research and development discussed above, will increase over 2000 expenses, due in part to the funding obligations to support the early clinical development programs in France. In addition the Company anticipates that selling, general and administration expenses will increase due to the increased efforts to support and penetrate the Australian and European markets for the AC Vaccine technology.

LIQUIDITY AND CAPITAL RESOURCES

         The Company presently anticipates that its current resources should be sufficient to fund operations through the first half of 2002 based upon the Company's current operating plan. AVAX will need to raise more money during the first half of 2002 to continue research and product development through the end of 2002, and to pursue the manufacture and marketing of any products that it may develop.

         Because the Company's working capital requirements will depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the first half of 2002. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of, or eliminate, one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available.

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

         None.

                             AVAX TECHNOLOGIES, INC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibits are listed on the Index to Exhibits at the end of this Report.

(b)      REPORTS ON FORM 8-K

         An amendment to the Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 8, 2000, was filed with the Securities and Exchange Commission on November 7, 2000 for the purpose of filing the requisite exhibits and financial schedules pursuant to Item 7, in connection with the Company's acquisition of GPH, S.A. and Genopoietic S.A.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AVAX TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                      AND THE PERIOD FROM JANUARY 12, 1990
                      (INCORPORATION) TO DECEMBER 31, 2000
                       WITH REPORT OF INDEPENDENT AUDITORS

                             AVAX Technologies, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                        Consolidated Financial Statements



Years Ended December 31, 2000 and 1999 and for the period From January 12, 1990
                      (Incorporation) to December 31, 2000




                                    CONTENTS

Report of Independent Auditors ........................................ F-1

Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 2000 .................... F-2
Consolidated Statements of Operations for the years ended
        December 31, 2000 and 1999 and for the period from
        January 12, 1990 (incorporation) to December 31, 2000 ......... F-3
Consolidated Statements of Equity (Deficit) for the years
        ended December 31, 2000 and 1999 and for the period
        from January 12, 1990 (incorporation) to
        December 31, 2000 ............................................. F-4
Consolidated Statements of Cash Flows for the years ended
        December 31, 2000 and 1999 and for the period from
        January 12, 1990 (incorporation) to December 31, 2000 ......... F-7
Notes to Consolidated Financial Statements ............................ F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and for the period from January 12, 1990 (incorporation) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from January 12, 1990 (incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.





                                                           /s/ Ernst & Young LLP


Kansas City, Missouri
February 23, 2001

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                                                                                        DECEMBER 31,
                                                                                                            2000
                                                                                                    ----------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                        $        3,694,424
   Marketable securities                                                                                    19,239,189
   Accounts receivable                                                                                         133,140
   Inventory                                                                                                    55,187
   Prepaid expenses and other current assets                                                                 1,019,400
                                                                                                    ----------------------
Total current assets                                                                                        24,141,340
Property, plant and equipment, at cost                                                                       3,133,204
   Less accumulated depreciation                                                                               704,397
                                                                                                    ----------------------
Net property, plant and equipment                                                                            2,428,807
Equity investment in joint venture                                                                              47,753
Acquired intellectual property and other intangibles                                                         4,081,726
                                                                                                    ----------------------
Total assets                                                                                        $       30,699,626
                                                                                                    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                                         $        2,296,641
   Deferred revenue                                                                                             64,614
                                                                                                    ----------------------
Total current liabilities                                                                                    2,361,255
Long-term debt                                                                                                 247,752
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B -
        300,000 shares and Series C - 120,000 shares
     Series B convertible preferred stock:
        Issued and outstanding shares - 0                                                                            -
     Series C convertible preferred stock:
       Issued and outstanding shares - 86,750
       (liquidation preference - $8,675,000)                                                                       867
   Common stock, $.004 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 16,541,621                                                                 66,167
   Additional paid-in capital                                                                               65,446,587
   Subscription receivable                                                                                        (422)
   Accumulated other comprehensive loss                                                                         80,009
   Deficit accumulated during the development stage                                                        (37,502,589)
                                                                                                    ----------------------
Total stockholders' equity                                                                                  28,090,619
                                                                                                    ----------------------
Total liabilities and stockholders' equity                                                          $       30,699,626
                                                                                                    ======================




SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations

                                                                                                                  PERIOD FROM
                                                                                                                JANUARY 12, 1990
                                                                                                                (INCORPORATION)
                                                                                    YEAR ENDED                         TO
                                                                                   DECEMBER 31,                   DECEMBER 31,
                                                                             1999               2000                 2000
                                                                      -------------------------------------------------------------

Revenue:
   Gain from sale of the Product                                      $              -  $             -     $       1,951,000
   Product and contract service revenue                                              -           112,459              112,459
                                                                      -------------------------------------------------------------
Total revenue                                                                        -           112,459            2,063,459

Costs and expenses:
   Manufacturing, research and development                                   5,175,695         9,405,318           23,401,441
   Acquired in process research and development                                      -         4,659,448            4,659,448
   Selling, general and administrative                                       3,376,278         4,000,730           15,999,013
                                                                      -------------------------------------------------------------
Total operating loss                                                        (8,551,973)      (17,953,037)         (41,996,443)

Other income (expense):
   Interest income                                                             661,951         1,538,695            4,834,327
   Interest expense                                                                  -                 -             (646,293)
   Minority interest in losses of consolidated
     subsidiaries                                                               22,459                 -               22,459
   Amortization of deferred gain on joint venture                                    -           902,900              902,900
   Equity in net loss of joint venture                                               -          (765,307)            (765,307)
   Other, net                                                                        -                 -              145,768
                                                                      -------------------------------------------------------------
Total other income, net                                                        684,410         1,676,288            4,493,854
                                                                      -------------------------------------------------------------
Net loss                                                                    (7,867,563)      (16,276,749)         (37,502,589)
Amount payable for liquidation preference                                            -                 -           (1,870,033)
                                                                      -------------------------------------------------------------
Net loss attributable to common stockholders                          $     (7,867,563)  $   (16,276,749)   $     (39,372,622)
                                                                      =============================================================

Net loss per common share - basic                                     $           (.74)  $         (1.06)
                                                                      =====================================
Weighted average number of common shares outstanding                        10,642,366        15,347,464
                                                                      =====================================


SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                              SERIES A             SERIES B             SERIES C
                                             CONVERTIBLE          CONVERTIBLE          CONVERTIBLE
                                           PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK
                                        -------------------------------------------------------------------------------------
                                          SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                                        -------------------------------------------------------------------------------------

Issuance of common stock for
   services in January 1990                     -  $       -         -  $      -          -  $      -     582,500   $ 2,330
Net loss                                        -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1990                    -          -         -         -          -         -     582,500     2,330
   Issuance of common stock for
     services in August 1991                    -          -         -         -          -         -     230,000       920
   Net loss                                     -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1991                    -          -         -         -          -         -     812,500     3,250
   Conversion of note payable to
     related party to common stock
     in June 1992                               -          -         -         -          -         -      22,913        92
   Issuance of common stock for
     services in May and June 1992              -          -         -         -          -         -     264,185     1,056
   Issuance of Series A convertible
     preferred stock, net of
     issuance cost in June, July
     and September 1992                 1,287,500     12,875         -         -          -         -           -         -
   Net loss                                     -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1992            1,287,500     12,875         -         -          -         -   1,099,598     4,398
   Issuance of common stock for
     services in July and November              -          -         -         -          -         -       8,717        35
     1993
   Net loss                                     -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1993            1,287,500     12,875         -         -          -         -   1,108,315     4,433
   Issuance of common stock for
     services in July 1994                      -          -         -         -          -         -       3,750        15
   Net loss                                     -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1994            1,287,500     12,875         -         -          -         -   1,112,065     4,448
   Common stock returned and
     canceled in April and May 1995             -          -         -         -          -         -    (307,948)   (1,232)
   Shares issued in September and
     November 1995                              -          -         -         -          -         -   1,777,218     7,109
   Amount payable for liquidation
     preference                                 -          -         -         -          -         -           -         -
   Net income                                   -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1995            1,287,500     12,875         -         -          -         -   2,581,335    10,325



                                                                                                         DEFICIT
                                                                             UNREALIZED                ACCUMULATED     TOTAL
                                        ADDITIONAL                            LOSS ON        OTHER      DURING THE STOCKHOLDERS'
                                          PAID-IN   SUBSCRIPTION  DEFERRED   MARKETABLE  COMPREHENSIVE DEVELOPMENT    EQUITY
                                          CAPITAL    RECEIVABLE COMPENSATION SECURITIES     INCOME        STAGE      (DEFICIT)
                                       ------------------------------------------------------------------------------------------

Issuance of common stock for
   services in January 1990            $        920 $       -   $        -  $       -   $       -      $         -  $     3,250
Net loss                                          -         -            -          -           -             (889)        (889)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1990                    920         -            -          -           -             (889)       2,361
   Issuance of common stock for
     services in August 1991                  5,830         -            -          -           -                -        6,750
   Net loss                                       -         -            -          -           -          (97,804)     (97,804)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1991                  6,750         -            -          -           -          (98,693)     (88,693)
   Conversion of note payable to
     related party to common stock
     in June 1992                           160,465         -            -          -           -                -      160,557
   Issuance of common stock for
     services in May and June 1992            6,444         -            -          -           -                -        7,500
   Issuance of Series A convertible
     preferred stock, net of
     issuance cost in June, July
     and September 1992                   2,258,837         -            -          -           -                -    2,271,712
   Net loss                                       -         -            -          -           -         (607,683)    (607,683)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1992              2,432,496         -            -          -           -         (706,376)   1,743,393
   Issuance of common stock for
     services in July and November
     1993                                    24,965         -            -          -           -                -       25,000
   Net loss                                       -         -            -          -           -       (1,610,154)  (1,610,154)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1993              2,457,461         -            -          -           -       (2,316,530)     158,239
   Issuance of common stock for
     services in July 1994                    4,485         -            -          -           -                -        4,500
   Net loss                                       -         -            -          -           -         (781,221)    (781,221)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1994              2,461,946         -            -          -           -       (3,097,751)    (618,482)
   Common stock returned and
     canceled in April and May 1995               -         -            -          -           -                -       (1,232)
   Shares issued in September and
     November 1995                                -    (7,109)           -          -           -                -            -
   Amount payable for liquidation
     preference                            (738,289)        -            -          -           -                -     (738,289)
   Net income                                     -         -            -          -           -        1,380,571    1,380,571
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1995              1,723,657    (7,109)           -          -           -       (1,717,180)      22,568

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)


                                              SERIES A             SERIES B             SERIES C
                                             CONVERTIBLE          CONVERTIBLE          CONVERTIBLE
                                           PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK
                                        -------------------------------------------------------------------------------------
                                          SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1995            1,287,500    $12,875         -  $      -          -  $      -   2,581,335   $10,325
   Repurchase of common stock
     in March 1996                              -          -         -         -          -         -     (77,901)    ( 312)
   Payment of subscription
     receivable                                 -          -         -         -          -         -           -         -
   Conversion of Series A
     preferred stock in June 1996       (1,287,500)  (12,875)        -         -          -         -     321,875     1,288
   Issuance of common stock and
     Series B preferred stock in a
     private placement in May and
     June 1996                                  -          -   258,198     2,582          -         -     129,099       516
   Issuance of common stock
     and Series B preferred
     stock for services in
     June 1996                                  -          -     1,000        10          -         -         500         2
   Exercise of warrants in June and
     July 1996                                  -          -         -         -          -         -     156,250       626
   Amount payable for liquidation
     preference                                 -          -         -         -          -         -           -         -
   Compensation related to stock
     options granted in May and
     September 1996                             -          -         -         -          -         -           -         -
   Amortization of deferred
     compensation                               -          -         -         -          -         -           -         -
   Unrealized loss on marketable
     securities                                 -          -         -         -          -         -           -         -
   Net loss                                     -          -         -         -          -         -           -         -
                                        -------------------------------------------------------------------------------------
Balance at December  31, 1996                   -          -   259,198     2,592          -          -  3,111,158    12,445
   Payment of subscription
   receivable                                   -          -         -         -          -          -          -         -
   Write-off of subscription                    -          -         -         -          -          -          -         -
   receivable
   Exercise of warrants in
     April and June 1997                        -          -         -         -          -          -     49,770       199
   Conversion of preferred to                   -          -   (55,039)     (551)         -          -  1,421,403     5,685
   common stock
   Repurchase of fractional shares              -          -         -         -          -          -        (26)        -
   Realization of loss on marketable            -          -         -         -          -          -          -         -
     securities

   Amortization of deferred                     -          -         -         -          -          -          -         -
   compensation
   Net loss                                     -          -         -         -          -          -          -         -
                                        -------------------------------------------------------------------------------------
Balance at December  31, 1997                   -          -   204,159    $2,041          -          -  4,582,305    18,329
   Conversion of preferred to                   -          -   (91,470)     (914)         -          -  2,386,174     9,544
     common stock
   Payment of subscription                      -          -         -         -          -          -          -         -
     receivable
   Issue shares based upon reset                -          -         -         -          -          -  3,029,339    12,117
     provisions
   Issue compensatory shares to                 -          -         -         -          -          -      9,301        38
     officer
   Amortization of deferred                     -          -         -         -          -          -          -         -
     compensation
   Net loss                                     -          -         -         -          -          -          -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1998                    -           -  112,689     1,127          -          - 10,007,119    40,028
                                        -------------------------------------------------------------------------------------



                                                                                                        DEFICIT
                                                                             UNREALIZED                ACCUMULATED     TOTAL
                                        ADDITIONAL                            LOSS ON        OTHER      DURING THE STOCKHOLDERS'
                                          PAID-IN   SUBSCRIPTION  DEFERRED   MARKETABLE  COMPREHENSIVE DEVELOPMENT    EQUITY
                                          INCOME     RECEIVABLE COMPENSATION SECURITIES     INCOME        STAGE      (DEFICIT)
                                        -----------------------------------------------------------------------------------------
Balance at December 31, 1995            $ 1,723,657   $(7,109)  $        -  $       -   $       -      $(1,717,180)$    22,568
   Repurchase of common stock
     in March 1996                                -       312            -          -           -                -            -
   Payment of subscription
     receivable                                   -     2,771            -          -           -                -        2,771
   Conversion of Series A
     preferred stock in June 1996            11,587         -            -          -           -                -            -
   Issuance of common stock and
     Series B preferred stock in a
     private placement in May and
     June 1996                           22,217,397         -            -          -           -                -   22,220,495
   Issuance of common stock
     and Series B preferred
     stock for services in
     June 1996                               99,988         -            -          -           -                -      100,000
   Exercise of warrants in June and
     July 1996                                5,624         -            -          -           -                -        6,250
   Amount payable for liquidation
     preference                          (1,131,744)        -            -          -           -                -   (1,131,744)
   Compensation related to stock
     options granted in May and
     September 1996                       1,076,373         -   (1,076,373)         -           -                -            -
   Amortization of deferred
     compensation                                 -         -      112,949          -           -                -      112,949
   Unrealized loss on marketable
     securities                                   -         -            -     (2,037)          -                -       (2,037)
   Net loss                                       -         -            -          -           -       (1,536,842)  (1,536,842)
                                        -----------------------------------------------------------------------------------------
Balance at December  31, 1996            24,002,882    (4,026)    (963,424)    (2,037)          -       (3,254,022)  19,794,410
   Payment of subscription
     receivable                                   -     1,761            -          -           -                -        1,761
   Write-off of subscription
     receivable                              (1,833)    1,833            -          -           -                -            -
   Exercise of warrants in
     April and June 1997                       (199)        -            -          -           -                -            -
   Conversion of preferred to
     common stock                            (5,134)        -            -          -           -                -            -
   Repurchase of fractional shares              (76)        -            -          -           -                -          (76)
   Realization of loss on marketable
     securities                                   -         -            -      2,037           -                -        2,037
   Amortization of deferred
     compensation                                 -         -      269,100          -           -                -      269,100
   Net loss                                       -         -            -          -           -       (4,266,125)  (4,266,125)
                                        -----------------------------------------------------------------------------------------
Balance at December  31, 1997            23,995,640      (432)    (694,324)         -           -       (7,520,147)  15,801,107
   Conversion of preferred to
     common stock                            (8,630)        -            -          -           -                -            -
   Payment of subscription
     receivable                                   -        10            -          -           -                -           10
   Issue shares based upon reset
     provisions                             (12,117)        -            -          -           -                -
   Issue compensatory shares to
     officer                                 24,962         -            -          -           -                -       25,000
   Amortization of deferred
     compensation                                 -         -      269,100          -           -                -      269,100
   Net loss                                       -         -            -          -           -       (5,838,130)  (5,838,130)
                                        -----------------------------------------------------------------------------------------
Balance at December 31, 1998             23,999,855      (422)    (425,224)         -           -      (13,358,277)  10,257,087
                                        -----------------------------------------------------------------------------------------

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)


                                              Series A             Series B             Series C
                                             Convertible          Convertible          Convertible
                                           Preferred Stock      Preferred Stock      Preferred Stock       Common Stock
                                        -------------------------------------------------------------------------------------
                                          Shares     Amount    Shares     Amount    Shares     Amount    Shares     Amount
                                        -------------------------------------------------------------------------------------
Balance at December  31, 1998                   -  $       -   112,689    $1,127          -  $       - 10,007,119   $40,028
   Conversion of preferred to
     common stock                               -          -   (38,805)     (388)         -          -  1,012,286     4,049
   Issue shares based upon reset
     provisions                                 -          -         -         -          -          -     20,885        84
   Issuance of Series C preferred
     stock in a private placement
     in March 1999                              -          -         -         -    101,300      1,013          -         -
   Exercise of Warrants pursuant to
     cashless exercise provisions               -          -         -         -          -          -     37,500       150
   Capital contributed through sale
     of 20% interest in
     consolidated subsidiaries to
     unrelated third party                      -          -         -         -          -          -          -         -
   Amortization of deferred
     compensation                               -          -         -         -          -          -          -         -
   Net loss                                     -          -         -         -          -          -          -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1999                    -          -    73,884       739    101,300      1,013 11,077,790    44,311
                                        -------------------------------------------------------------------------------------
   Conversion of preferred to
     common stock                               -          -   (73,884)     (739)   (14,550)      (146) 2,375,083     9,500
   Private placement of common
     stock, March 2000                          -          -         -         -          -          -  2,259,494     9,039
   Capital contribution by
     shareholder                                -          -         -         -          -          -          -         -
   Exercise of options and warrants             -          -         -         -          -          -     29,254       117
   Shares issued pursuant to
     acquisition of Subsidiary                  -          -         -         -          -          -    800,000     3,200
   Elimination of contributed
     capital related to joint
     venture no longer consolidated
     (See NOTE 4)                               -          -         -         -          -          -          -         -
   Amortization of deferred
     compensation                               -          -         -         -          -          -          -         -
   Foreign currency translation
     adjustment                                 -          -         -         -          -          -          -         -
   Net loss                                     -          -         -         -          -          -          -         -
                                        -------------------------------------------------------------------------------------
Balance at December 31, 2000                    -  $       -         -  $      -      86,750 $     867 16,541,621 $  66,167
                                        -------------------------------------------------------------------------------------



                                                                                                         Deficit
                                                                              Unrealized                Accumulated     Total
                                         Additional                            Loss on        Other      During the Stockholders'
                                           Paid-In   Subscription  Deferred   Marketable  Comprehensive Development    Equity
                                           Capital    Receivable Compensation Securities     Income        Stage      (Deficit)
                                        ------------------------------------------------------------------------------------------
Balance at December  31, 1998            $23,999,855 $    (422)  $ (425,224) $       -  $        -     $(13,358,277) $10,257,087
   Conversion of preferred to
     common stock                             (3,661)        -            -          -           -                -            -
   Issue shares based upon reset
     provisions                                  (84)        -            -          -           -                -            -
   Issuance of Series C preferred
     stock in a private placement
     in March 1999                         9,283,726         -            -          -           -                -    9,284,739
   Exercise of Warrants pursuant to
     cashless exercise provisions             27,000         -            -          -           -                -       27,150
   Capital contributed through sale
     of 20% interest in
     consolidated subsidiaries to
     unrelated third party                 2,099,200         -            -          -           -                -    2,099,200
   Amortization of deferred
     compensation                                  -         -      269,100          -           -                -      269,100
   Net loss                                        -         -            -          -           -       (7,867,563)  (7,867,563)
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1999            $ 35,406,036      (422)    (156,124)         -           -      (21,225,840)  14,069,713
                                        ------------------------------------------------------------------------------------------
   Conversion of preferred to
     common stock                             (8,615)        -            -          -           -                -            -
   Private placement of common
     stock, March 2000                    24,186,656         -            -          -           -                -   24,195,695
   Capital contribution by
     shareholder                              93,637                                                                      93,637

   Exercise of options and warrants          271,273         -            -          -           -                -      271,390
   Shares issued pursuant to
     acquisition of Subsidiary             7,596,800                                                                   7,600,000
   Elimination of contributed
     capital related to joint
     venture no longer consolidated
     (See NOTE 4)                         (2,099,200)        -            -          -           -                -   (2,099,200)
   Amortization of deferred
     compensation                                  -         -      156,124          -           -                -      156,124
   Foreign currency translation
     adjustment                                    -         -            -          -      80,009                -       80,009
   Net loss                                        -         -            -          -           -      (16,276,749) (16,276,749)
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 2000            $  65,446,587$    (422)   $       -   $      -    $ 80,009     $(37,502,589 $ 28,090,619
                                        ------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Cash Flows


                                                                                                            PERIOD FROM
                                                                                                         JANUARY 12, 1990
                                                                                                          (INCORPORATION)
                                                                           YEAR ENDED DECEMBER 31         TO DECEMBER 31,
                                                                           1999              2000              2000
                                                                     -------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $    (7,867,563) $   (16,276,749)  $    (37,502,589)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            350,485          533,371          1,685,787
     Amortization of deferred gain on joint venture                                 -         (902,900)          (902,900)
     Equity in net loss of joint venture                                            -          765,307            765,307
     Minority interest in net loss of consolidated subsidiary                 (22,459)               -            (22,459)
     Acquired in-process research and development charge                            -        4,659,448          4,659,448
     Compensatory stock issue                                                       -                -             25,000
     Gain on sale of the Product                                                    -                -         (1,951,000)
     Gain on sale of intellectual property                                          -                -               (787)
     Accretion of interest on common stock receivable                               -                -           (449,000)
     Accretion of interest on amount payable to preferred
       stockholders and Former Officer                                              -                -            449,000
     Loss on sale or abandonment of furniture and equipment                         -                -             37,387
     Issuance of common stock or warrants for services                         27,150          249,139            423,289
     Changes in operating assets and liabilities:
       Accounts receivable                                                          -          (13,776)           (13,776)
       Inventory                                                                    -          (10,722)           (10,722)
       Prepaid expenses and other current assets                             (106,120)        (171,728)          (508,549)
       Accounts payable and accrued liabilities                              (485,383)         732,930          1,134,193
       Deferred revenue                                                                         64,614             64,614
       Amount payable to Former Officer                                             -                -             80,522
                                                                     -------------------------------------------------------
Net cash used in operating activities                                      (8,103,890)     (10,371,066)       (32,037,235)

INVESTING ACTIVITIES
Purchases of marketable securities                                        (87,395,943)    (162,639,464)      (348,212,614)
Proceeds from sale of marketable securities                                87,905,000      152,268,896        321,856,953
Proceeds from sale of short-term investments                                        -                -          7,116,472
Purchases of furniture and equipment                                       (1,232,787)        (243,495)        (2,768,107)
Proceeds from sale of furniture and equipment                                       -                -              4,600
Other                                                                               -                -             (1,358)
Acquisition of GPH, S.A. and Genopoietic, S.A.                                      -         (621,397)          (621,397)
                                                                     -------------------------------------------------------
Net cash used in investing activities                                        (723,730)     (11,235,460)       (22,625,451)

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                Consolidated Statements of Cash Flows (continued)

                                                                                                        PERIOD FROM
                                                                                                          JANUARY
                                                                                                         12, 1990
                                                                                                     (INCORPORATION)
                                                                      YEAR ENDED DECEMBER 31         TO DECEMBER 31,
                                                                       1999             2000               2000
                                                                --------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of notes payable
   to related party                                             $              -  $              - $         957,557
Principal payments on notes payable to related party                           -            (5,000)         (802,000)
Proceeds from loans payable                                                    -                 -         1,389,000
Principal payments on loans payable                                            -                 -        (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                                 -                 -               (76)
Financing costs incurred                                                       -                 -           (90,000)
Shareholder capital contribution                                               -            93,637            93,637
Payments received on subscription receivable                                   -                 -             4,542
Proceeds received from exercise of stock warrants                              -            22,251            28,501
Elimination of consolidated accounting treatment for joint
   venture                                                                     -        (2,511,701)       (2,511,701)
Capital contribution through sale of interest in consolidated
   subsidiary                                                          2,624,000                 -         2,624,000
Net proceeds received from issuance of preferred and
   common stock                                                        9,284,739        24,195,695        57,972,641
                                                                --------------------------------------------------------
Net cash provided by financing activities                             11,908,739        21,794,882        58,277,101
                                                                --------------------------------------------------------

Effect of exchange rate changes on cash                                        -            80,009            80,009
                                                                --------------------------------------------------------

Net increase in cash and cash equivalents                              3,081,119           268,365         3,694,424
Cash and cash equivalents at beginning
   of period                                                             344,940         3,426,059                 -
                                                                --------------------------------------------------------
Cash and cash equivalents at end of period                       $     3,426,059   $     3,694,424 $       3,694,424
                                                                ========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                   $              -  $              - $          197,072
                                                                ========================================================


SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Sudsidiaries
                         (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

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

In August 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic") each a French societe anonyme based in Paris, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company currently performs contract manufacturing and research activities at its facilities located in Lyon, France and through its collaborations with the Pierre and Marie Curie University and the University of Nantes.

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

1.      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1999, AVAX Holdings was included in the consolidated financial statements of the Company. Due to additional investment by AVT in AVAX Holdings in 2000, whereby they acquired a 50% ownership interest, and their substantial and active involvement in the operations of the joint venture late in 2000, the Company no longer exercised control over AVAX Holdings. As such, AVAX Holdings' accounts are not included in the consolidated financial statements of the Company for the year ended December 31, 2000. The Company accounts for its share of AVAX Holdings' net loss under the equity method. (See NOTE 4).

FOREIGN CURRENCY TRANSLATION

Holdings and Genopoietic use the French Franc as their functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these entities have been translated into United States dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation. In addition, there were no material foreign currency transaction gains or losses in 2000 or 1999.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

REVENUE

The Company's revenues are related to the provision of contract and other product services. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenues represents fees received by the Company related to tumor cell banking.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2000, all cash and cash equivalents were held at one financial institution.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The Company's inventories include raw materials and supplies.

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

ACQUIRED INTELLECTUAL PROPERTY AND OTHER INTANGIBLES

Intellectual property and other intangibles acquired in the acquisition of Holdings and Genopoietic were recorded at fair value and are being amortized using the straight-line method over the lives of the related assets. (See NOTE
5).

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including payments related to patents and license agreements, are expensed when incurred.

DEFERRED COMPENSATION

Certain compensation costs deferred in prior years have been amortized over the vesting period of such compensation and became fully amortized in 2000.

MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities classified as held-to-maturity are included in interest income. The Company's debt securities held at December 31, 2000 all mature in 2001. The following is a summary of marketable securities:

                                                                                       UNREALIZED            ESTIMATED
                        DESCRIPTION OF SECURITIES                     COST             GAIN/(LOSS)          FAIR VALUE
           -------------------------------------------------------------------------------------------------------------------

           DECEMBER 31, 1999
           Held-to-maturity debt securities:
              Commercial paper                                      $8,390,417         $        -            $8,390,417
              U.S. Treasury securities                                 478,204                  -               478,204
                                                              ----------------------------------------------------------------
                                                                    $8,868,621         $        -            $8,868,621
                                                              ================================================================
           DECEMBER 31, 2000
           Held-to-maturity debt securities:
              Commercial paper                                     $18,861,295         $        -           $18,861,295
              U.S. Treasury securities                                 377,894                  -               377,894
                                                              ----------------------------------------------------------------
                                                                   $19,239,189         $        -           $19,239,189
                                                              ================================================================

1.      DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25. See NOTE 6 for the pro forma effects of applying SFAS No. 123.

EARNINGS PER SHARE

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. The following table sets forth the computation of the Company's basic earnings per share information. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be antidilutive for the periods presented.

                                                                                                       DECEMBER 31,
                                                                                                 1999               2000
                                                                                          ---------------------------------------
Numerator (basic):
Loss available to common stockholders                                                     $      (7,867,563)  $    (16,276,749)
                                                                                          =======================================
Denominator (basic):
   Weighted average common shares outstanding                                                    10,642,366         15,347,464
                                                                                          =======================================

Net loss per share - basic                                                                $            (.74)  $          (1.06)
                                                                                          =======================================

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

The first installment was paid on January 3, 1997 in the form of a distribution of IPI stock directly by IPI to the Series A convertible preferred stockholders, who were holders of record on the closing date of the agreement for sale, and the Company's former President and Chief Executive Officer (the Former Officer). The final installment was received on January 14, 1999.

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

Because the Stock was receivable in two equal annual installments, the gain from the sale of the Product, $1,951,000, was calculated by discounting the value of the Stock receivable using a discount rate of 15%. In 1995, the Company also recorded the difference between 95.85% of the discounted net present value of the Stock to be received and the Company's indebtedness, $1,131,744 at December 31, 1995, as a payable to the preferred stockholders of $738,289 to reduce their liquidation preference. The present value of the amount payable to the preferred stockholders, including the accretion of interest thereon, was $2,156,106 at December 31, 1996, since all of the Company's indebtedness outstanding as of the date of the sale of the Product was satisfied through sources other than the Stock to be received. This obligation was settled with the January 1999 receipt of the final installment of IPI stock, as discussed above.

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

Under the terms of the license agreement the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (FDA) or comparable international agency, $10,000 upon the first filing of a New Drug Application (NDA) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the Study) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. During 2000, a payment of $25,000 was made to TJU pursuant to the license agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sublicensees of the Invention.

The research agreement with TJU mentioned above will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $231,904 and $279,690 for the years ended December 31, 2000 and 1999, respectively. This level of funding satisfies the Company's obligation under the agreement.

In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds. In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has committed to the issuance of warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011. These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of one hundred thousand dollars ($100,000) per year for three years. In addition, the Company is obligated to spend an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000. Expenses incurred related to research funding for Rutgers were $208,506 and $133,750 for the years ended December 31, 2000 and 1999, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until February 2003.

Under the terms of the license agreement, the Company is obligated to pay certain milestone payments as follows: $15,000 on the earlier of October 31, 2000 or the date of first filing of an Investigational New Drug (IND) application with the FDA, or comparable international agency; $25,000 on the earlier of October 31, 2001 or the date of initiation of Phase II trials in the United States or another major market country; $45,000 on the earlier of October 31, 2005 or the date of first filing of an NDA application with the FDA, or comparable international agency; and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA, or comparable international agency, to market products. During 2000, the Company paid $15,000 pursuant to its obligations under this agreement.

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

In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. Expenses incurred related to research funding for Texas A&M was $27,150 and $108,750 for each of the years ended December 31, 2000 and 1999, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until January 2002.

4.      JOINT VENTURE AGREEMENT

In November 1999, the Company's subsidiary AVAX Australia Holdings, Pty. Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited.

During 2000, AVT, through a subsidiary, contributed 6,000,000 Australian Dollars, raising AVT's total ownership percentage in the joint venture to 50%. Due to the ownership percentage now maintained by AVT and their substantial and active involvement in the management and decision making processes of the joint venture, the Company has determined that it no longer maintains a controlling interest in the operations of the joint venture. Accordingly, the Company began to account for its investment in the joint venture using the equity method of accounting in late 2000.

At the time of the change from the consolidation method to the equity method, there existed a difference between the Company's cost of its 50% investment in the joint venture and the net book value of the underlying assets. This difference, which amounted to approximately $2.7 million, resulted from the Company's contribution of technology and related licensing rights, which had little recorded value, and AVT's cash investments of 10 million Australian Dollars. The resulting deferred gain is being amortized to income over three years. The amortization of this deferred gain in 2000 amounts to approximately $902,000 and is reported separately in the accompanying consolidated statement of operations. The Company's investment in joint venture amounts to $47,753 at December 31,2000.

5.      ACQUISITION OF G.P.H. AND GENOPOIETIC

On August 24, 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic"), each a French societe anonyme based in Paris, France. In this transaction, 100% of the outstanding shares of both Holdings, which is the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares of the Company's common stock valued at $7,600,000 as of the acquisition date and $5,000 in notes payable. Of the 800,000 shares issued to Professors David R. Klatzmann and Jean-Loup Salzmann, 659,756 shares and have been placed in escrow to secure their indemnification obligations under the Contribution Agreement. In addition the Company incurred $621,397 in acquisition costs, which were capitalized as part of the purchase price and allocated to the net assets acquired.

Upon the closing of the transaction, the Company entered into the Rights Agreements dated as of August 24, 2000 between the Company and the two primary shareholders of Holdings, pursuant to which each individual has the right to acquire up to an additional 1,100,000 shares of the Company's common stock, upon the successful and timely achievement of development and commercialization milestones by Genopoietic. These contingent shares have not been included as part of the purchase price.

Simultaneously with the closing of the transaction the Company entered into a Research Funding Agreement with Genopoietic whereby the Company has committed to provide funding to Genopoietic over the next five years in the amount of $8,000,000.

The acquisition of Holdings and Genopoietic was accounted for as a purchase. The assets and liabilities of both companies have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations from August 24, 2000, the effective date of the acquisition.

Aggregate consideration for the acquisition of $8,226,397 was allocated, based on estimated fair values on the acquisition date, as follows:

                  Acquired in-process research and development                          $        4,421,286
                  Acquired intellectual property and other intangibles:
                     Acquired existing technology                                                3,115,354
                     Patents                                                                       904,712
                     Assembled workforce                                                           301,420
                  Assets acquired                                                                  895,423
                  Liabilities assumed                                                           (1,410,200)
                                                                                        -------------------
                  Total purchase price                                                  $        8,226,397
                                                                                        ==================

The acquired existing technology and patents are being amortized over their estimated useful lives of ten years and the intangible asset related to assembled workforce is being amortized over its estimated useful life of four years.

Acquired in-process research and development represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. The rates utilized to discount projected cash flows were 25% to 55% depending upon the relative risk of each technology and the technologies stage of development. In process research and development acquired in this transaction is reflected as an expense in the accompanying consolidated statements of operations.

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

The following table reflects unaudited consolidated pro forma results of operations of the Company and Holdings on the assumption that the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the respective periods. The following pro forma information does not include the one-time charges for purchased in-process research and development relating to the acquisition of Holdings. Included are amortization charges of acquired intangible assets which are amortized on a straight-line basis over their expected useful lives period. Holdings' reporting currency is the French Franc. Its results were translated using the average exchange rate for each period.

                                                                        -----------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                                1999                        2000
                                                                                ----                        ----
           Revenue                                                          $    847,892                 $    711,117
           Net loss                                                           (8,123,175)                 (12,434,463)
           Basic and diluted net loss per share                                     (.71)                        (.78)

6.   EQUITY TRANSACTIONS

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

Pursuant to a private placement in May and June 1996, the Company issued 258,198 shares of Series B convertible preferred stock. The preferred stockholders also received 129,099 shares of common stock. The total consideration was $25,819,800. The per share price allocated to common stock and Series B convertible preferred stock was $1 and $99, respectively. In connection with the private placement, the Company paid $3,357,000 in commissions and nonaccountable expenses to the Paramount Capital (Paramount), a related party, and issued 500 shares of common stock and 1,000 shares of Series B convertible preferred stock as consideration for legal services valued at $100,000. In addition, the placement agent received warrants to purchase 25,819.8 shares of Series B convertible preferred stock at an exercise price of $110 per share. Such warrants are exercisable until June 11, 2006, contain certain antidilution provisions and may be exercised pursuant to a cashless exercise feature. Other share issuance expenses amounted to $142,000. During 2000, 19,127 of these warrants were exercised.

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

On March 1, 1999, the Company authorized and consummated an offering of Series C Convertible Preferred Stock (the "Series C Offering") pursuant to which the Company raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Company sold an aggregate of 101,300 shares of Series C Preferred Stock combined with Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share. During the year 2,462 of these warrants were exercised. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants are exercisable until March 1, 2004.

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

In March 2000, the Company completed a $25,137,000 private placement with institutional investors. The Company sold an aggregate of 2,259,494 newly issued shares of common stock, and issued warrants to purchase an additional 225,952 shares of common stock at an exercise price of $12.79 per share, for an aggregate warrant exercise price of $2,890,817. The warrants are exercisable until March 10, 2005.

In connection with services rendered in connection with the private placement, the Company paid Gruntal & Co., L.L.C., who acted as the placement agent, a cash fee of approximately $747,000 and issued warrants to purchase 83,927 shares of common stock at an exercise price of $11.125. The warrants are exercisable until March 10, 2005. In addition the Company issued to Sagres Group Ltd. warrants to purchase 124,045 shares of common stock at an exercise price of $11.125 per share as a finder's fee in connection with the private placement. The Warrants are exercisable until March 10, 2005. Other share issuance expenses amounted to approximately $54,000.

Pursuant to a prior agreement, Paramount was paid a fee due to the participation in the private placement of certain investors previously introduced to the Company by Paramount. As a result of this agreement, the Company paid Paramount a cash fee of approximately $140,000 and issued to Paramount warrants to purchase 10,787 shares of common stock of the Company at an exercise price of $11.125 per share. The warrants are exercisable until March 10, 2005.

The 86,750 shares of Series C preferred stock, outstanding at December 31, 2000, is convertible into 2,669,225 shares of common stock excluding the effect of any fractional shares.

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

In addition, for those shareholders who accepted the Lock-up modifications, the Company agreed to provide additional reset protection, extending the Reset Date to 12 months following the later of Effectiveness and listing, or July 10, 1999. The terms of this modified reset were the same as the original reset provision, except that the Company would not adjust the conversion price, but would issue additional shares of common stock to effect the principles of the original reset provision. The average closing bid price for the 30 consecutive trading days preceding July 10, 1998 was $3.1544 and accordingly, the Company issued 3,029,339 shares of common stock to those holders of Series B Preferred Stock who had agreed to the lockup and had not converted their Preferred Stock to Common Stock.

CONVERSION OF SERIES B SHARES TO COMMON SHARES

Effective March 21, 2000 the Company elected to convert all of the then outstanding shares of Series B convertible preferred stock into fully paid and non-assessable shares of common stock. As of the conversion date the remaining 66,093 shares of outstanding Series B Convertible preferred stock were converted into 1,724,152 shares of common stock.

STOCK OPTIONS - STOCK OPTION PLAN

In April 1992, the Board of Directors approved the 1992 Stock Option Plan (the
Plan), which, as amended, authorized up to 437,500 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The Plan was amended in June 1999, to increase the number of shares issuable to 1,500,000. The Plan was further amended in June 2000, to increase the number of shares issuable to 2,500,000. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the Plan's adoption date and generally expire 10 years from the date of grant.

The following summarizes activity in the Plan:

                                                              NUMBER OF OPTIONS
                                                              ------------------
Balance at December 31, 1994                                          276,375
    Canceled                                                         (246,375)
                                                              ------------------
Balance at December 31, 1995, 1996 and 1997                            30,000
    Granted                                                           600,000
                                                              ------------------
Balance at December 31, 1998                                          630,000
    Granted                                                           955,397
    Expired                                                          (240,000)
                                                              ------------------
Balance at December 31, 1999                                        1,345,397
    Granted                                                           430,000
    Expired                                                           (13,430)
    Exercised                                                          (7,955)
                                                              ------------------
Balance at December 31, 2000                                        1,754,012
                                                              ==================

DIRECTOR OPTION PLAN

In June 2000, the Company adopted the 2000 Director Stock Option plan and authorized the plan to issue up to 480,000 shares of common stock as compensation to the outside directors of the Company for services to be received from the Directors. During 2000, each the Company's six outside director received options to purchase 40,000 shares of common stock, which vest quarterly at the rate 2,500 shares, with the first vesting period being January 1, 2000.

STOCK OPTIONS - OTHER

Certain officers and employees were also granted stock options in 1996, as authorized by the Board of Directors, apart from the Plan. In May 1996, the Company's President and Chief Executive Officer (the President) received options to purchase 318,873 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $2 per share, the Company recorded $318,873 as deferred compensation. Such deferred compensation has been amortized over four years.

In September 1996, certain officers and an employee also received options to purchase 252,500 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $4 per share, the Company recorded $757,500 as deferred compensation. Such deferred compensation has been amortized over four years. During 2000, 9,688 of these options were exercised.

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

In December 1997, four directors of the Company each received a grant of 5,161 options to purchase common stock at $3.88 per share. Such options vest at a rate of 1/4 per quarter over one year, commencing on March 1, 1999, and are exercisable for a period of seven years.

In March 1998, in consideration for consulting services, the Company issued options to purchase 50,000 shares of common stock to a consultant of the Company, exercisable for seven years at an exercise price of $4.00 per share. Such options vest at a rate of 1/12 per month.

In December 1998, four directors each received grants to purchase 8,101 shares of common stock each at $2.47 per share. In March 2000, one director received a grant to purchase 4,938 shares of common stock at $3.38 per share. In August 2000, two directors each received grants to purchase 2,222 shares of common stock each at $3.00 per share. All options vested as of December 31, 2000 based upon the issuance date, and are exercisable for a period of seven years.

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

WARRANTS

In May 1993, the Company issued warrants to purchase 7,750 shares of the Company's common stock at a price of $11.00 per share. These warrants expired in May of 1999 unexercised.

In January and February of 1996, the Company issued warrants to purchase 97,500 shares of the Company's common stock at a price of $.04 per share, of which 66,250 warrants were exercised in 1996. The remaining warrants are exercisable at any time and expire in 2007.

In October 1996, the Company issued warrants to purchase 50,000 shares of common stock at $6 per share, 25,000 of which were subsequently canceled in April of 1997 (see NOTE 8). These warrants are exercisable and expire in 2001.

In December 1996, the Company committed to the future issuance of warrants to purchase 125,000 shares of the Company's common stock at a price of $8.24 per share (see NOTE 3).

In February 1997, the Company issued warrants to three outside consultants to purchase a total of 25,500 shares of common stock at $6.00 per share. These warrants vested immediately upon issuance and expire in 2004.

In April 1997, the Company issued warrants to purchase 50,000 shares of common stock at $8.00 per share (see NOTE 8). Such warrants expire in July 2002.

In July 1997, warrants were issued to a consultant to purchase 45,000 shares of common stock at $4.50 per share. Such warrants were to vest upon the occurrence of certain milestones and were exercisable for a period of five years. In December 1997, these warrants were canceled and new warrants to purchase 115,000 shares of common stock at $3.50 per share were issued to the consultant. Such warrants vest upon the occurrence of certain milestones and are exercisable for a period of five years. During 2000, 64,346 of these warrants became exercisable and the remaining 50,654 expired.

In December 1997, warrants were issued to a consultant to purchase 200,000 shares of common stock at $3.75 per share. Such warrants vest upon the achievement of certain performance-based milestones and are exercisable for a period of five years. During 2000, these warrants expired.

In May 1998, warrants were issued to a financial consultant to purchase 80,000 shares of common stock at $4.03 per share. The agreement was terminated during the year resulting in only 40,000 shares vesting as of December 31, 1998. During 2000, 6,000 shares were exercised. These warrants expire in May 2003.

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

Authorized but unissued shares of common stock were reserved for issuance at December 31, 2000 as follows:


                                                                 DECEMBER 31,
                                                                     2000
                                                             ---------------------
Series C convertible preferred stock                                2,669,225
Stock option plan                                                   2,500,000
2000 Directors option plan                                            480,000
Non Plan options                                                    1,275,115
Warrants to purchase common stock                                     505,096
Warrants to purchase Series B convertible
   preferred stock                                                    654,437
Warrants to purchase Series C convertible
  preferred stock                                                     845,339
Warrants to purchase Common Stock pursuant to
  2000 fund raising                                                   444,710
Contingent shares issuable in conjunctions with the
  Genopoietic acquisition                                           2,200,000
                                                             ---------------------
                                                                   11,573,922
                                                             =====================

SFAS NO. 123 DISCLOSURES

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, including a risk free interest rate of 6.0%, a volatility factor of the expected market price of the Company's common stock of .719 and a weighted-average remaining contractual life of the option or warrant of 48 months.

This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or warrants.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                         1999               2000
                                                 ----------------------------------------

Pro forma net loss attributable to common
   stockholders                                       $(10,535,114)       $(21,099,568)
                                                      =============  ====================

Pro forma net loss per share                                 $(.99)             $(1.37)
                                                      =============  ====================


A summary of applicable stock option and warrant activity and related information for the years ended December 31, 1999 and 2000 is as follows:

                                                                    1999                               2000
                                                     ------------------------------------  ------------------------------------
                                                                       WEIGHTED-AVERAGE                        WEIGHTED-AVERAGE
                                                        OPTIONS AND         EXERCISE          OPTIONS AND          EXERCISE
                                                          WARRANTS            PRICE              WARRANTS           PRICE
                                                     ------------------------------------ -------------------------------------
       Outstanding at beginning of year                    3,213,330          $3.27             4,913,314           $3.58
       Granted                                             2,014,984           3.73             1,114,710            8.12
       Exercised                                              75,000           1.63                45,231            4.00
       Forfeited                                             240,000           1.81               264,084            3.68
                                                     -------------------                  -------------------
       Outstanding at end of year                          4,913,314           3.58             5,718,709            4.
                                                     ===================                  ===================
       Exercisable at end of year                          3,106,972          $3.71             4,208,427           $4.61
                                                     ===================                  ===================

The weighted-average fair value of options and warrants granted during 2000 and 1999 was $8.12 and $2.42, respectively. Exercise prices for options and warrants outstanding range from $.04 to $12.79. The option contracts expire at various times through October of 2011.

7.      INCOME TAXES

At December 31, 2000, the Company has net operating loss carryforwards of approximately $36,408,000 for federal income tax purposes that expire in varying amounts between 2005 and 2015, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows:

                                                                                       DECEMBER 31,
                                                                                           2000
                                                                                  -----------------------
Deferred tax assets:
   Net operating losses                                                                    $13,981,000
   Deferred compensation                                                                       413,000
   Other                                                                                         1,000
                                                                                  -----------------------
Total deferred tax assets                                                                   14,395,000
Deferred tax liabilities:
   Depreciation expense                                                                        (20,000)
                                                                                  -----------------------
                                                                                            14,375,000
Valuation allowance                                                                        (14,375,000)
                                                                                  -----------------------
Net deferred tax assets                                                                    $         -
                                                                                  =======================

The valuation allowance at December 31, 1999 was $8,167,000.

Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

The following summary reconciles the federal statutory rate with the actual income tax provision (benefit):

                                                                               DECEMBER 31,
                                                                         1999               2000
                                                                  ---------------------------------------

Income taxes (benefit) at
   statutory rate                                                  $    (2,675,000)       $(5,534,000)
State income taxes, net of
   federal benefit                                                        (363,000)          (716,000)
Change in the valuation
   allowance                                                             3,048,000          6,208,000
Other                                                                      (10,000)            42,000
                                                                  ---------------------------------------
Provision for income
   taxes (benefit)                                                 $             -        $         -
                                                                  =======================================

8.      COMMITMENTS

LEASES

In May of 1999, the Company entered into a five-year lease agreement for its current office space that amended the Company's previous lease agreement. The Company provided the landlord with an irrevocable letter of credit in the amount of $7,595 as security related to the lease. Monthly lease payments escalate each year of the lease beginning at approximately $13,170 per month and increasing to $14,450 per month throughout the lease.

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

In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France. The lease is cancelable by the Company after three years. The monthly rental is approximately $11,500, $80,000 French Francs. The Company also leases office space located in Paris, France pursuant to a lease agreement entered into in 1995. At the present time the lease is cancelable upon ninety days written notice. Monthly rent under the agreement is approximately $1,200 per month.

Rent expense under these agreements was approximately $327,000 and $252,000 for the years ended December 31, 2000 and 1999, respectively.

Future minimum lease payments under the noncancellable operating leases, assuming the termination payment is made in 2002 on the manufacturing facility lease, consisted of the following at December 31, 2000:

    YEAR ENDING
    DECEMBER 31,
---------------------
        2001                         $469,331
        2002                         $690,258
        2003                         $259,921
        2004                          $60,631

CONSULTING AGREEMENTS

Effective in June 1996, the Company entered into consulting agreements with the Scientist that runs through May 2002. Annual consulting fees payable pursuant to the agreement with the Scientist are $48,000.

In April, May and July 1997, the Company entered into agreements with four members of the Scientific Advisory Board. These agreements are for initial terms of two years and require compensation of $2,000 per person per meeting of the Scientific Advisory Board. In July 1997, the Company entered into a consulting agreement with a member of its Scientific Advisory Board. The agreement calls for annual compensation of $20,000 plus options to acquire 30,000 shares of common stock at $4.50 per share (see NOTE 6). In December 1998, the Company entered into a three year consulting agreement with a second member of its Scientific Advisory Board for additional consulting services. The agreement calls for annual compensation of $20,000 plus options to acquire 21,000 shares of common stock at $2.25 per share (see NOTE 6). The options vest annually in arrears.

In August 1998, the Company entered into a consulting agreement with a contract research organization to assist the Company in performance of its clinical trials. The agreement had an expected term of in excess of seven years and requires fixed payments of $120,000 per quarter over the first two years. This agreement was cancelled in September 2000.

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

In January 2000, the Company entered into an Agreement for Services with a contract research organization to assist the Company in the performance of its clinical trials. The agreements is to extend over the life of the clinical trials which has an expected term of in excess of seven years. Payments will be made upon the achievement of various milestones in the study. Total expected payments under all agreements if approximately $11,138,000. During 2000, expenses incurred related to this agreement were $1,500,950.

9.      LONG TERM DEBT

The Company's French subsidiary receives financial support from a French governmental agency (Anvar). The grants which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date, are accounted for as long term debt. If certain products are commercialized, the December 31, 2000 balance of $247,752 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of grant proceeds received is recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $55,056 (400,000 French Francs) is payable on or before December 21, 2001.

10.     PROPERTY, PLANT AND EQUIPMENT

The Company completed construction of its GMP (Good Manufacturing Practices) compliant clinical manufacturing facility during 2000. Costs incurred related to the planning and construction of the facility have been capitalized and are included in property, plant and equipment.

The following shows the composition of the assets included in property, plant and equipment at December 31, 2000:

                                                                   Accumulated
                                               Cost                Depreciation                Net
                                     ----------------------- ----------------------- -----------------------

Office furniture and
   equipment                         $         288,802          $      124,226        $        164,577
Manufacturing facility and
   related equipment                         2,844,402                 580,171               2,264,231
                                     ----------------------- ----------------------- -----------------------
Total                                $       3,133,204          $      704,397        $      2,428,807
                                     ======================= ======================= =======================

Depreciation expense was $377,247 and $81,385 for the years ended December 31, 2000 and 1999, respectively.

11.     EMPLOYEE BENEFIT PLAN

During 1996, the Company established a 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company made a $10,188 contribution in 1999 and a $25,039 contribution in 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVAX TECHNOLOGIES, INC.

Date:  April 2, 2001              By:      /s/ David L. Tousley
                                           --------------------------------

                                           David L. Tousley
                                           Chief Operating  Officer and Chief
                                           Financial  Officer (Principal
                                           Executive and Financial Officer)

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

                   SIGNATURE                                         NAME & TITLE                                DATE
                   ---------                                         ------------                                ----

     /s/ Richard P. Rainey                      Richard P. Rainey                                           April 2, 2001
     ---------------------                      Vice President - Finance and Administration (Principal
                                                Accounting Officer)

     /s/ Edson D. De Castro                     Edson D. de Castro                                          April 2, 2001
     ----------------------                     Director

     /s/ John K. A. Prendergast, Ph.D.          John K. A. Prendergast, Ph.D.                               April 2, 2001
     ---------------------------------          Director

     /s/ Carl Spana, Ph.D.                      Carl Spana, Ph.D.                                           April 2, 2001
     ---------------------                      Director

     /s/ James Currie                           James Currie                                                April 2, 2001
     ----------------                           Director

     /s/ Andrew W. Dahl, Sc.D.                  Andrew W. Dahl, Sc.D.                                       April 2, 2001
     -------------------------                  Director

     /s/ Jean-Loup Salzmann, M.D., Ph.D.        Jean-Loup Salzmann, M.D., Ph.D.                             April 2, 2001
     -----------------------------------        Director

                                  EXHIBIT INDEX

    EXHIBIT NO.                    DESCRIPTION
    -----------                    -----------

     3.1 Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).(1)

     3.2    By-Laws.(2)

     4.1    Reference is made to Exhibits 3.1 and 3.2.

     4.2    Specimen of Common Stock certificate.(2)

     4.7 Investors' Rights Agreement Dated November 20, 1995, by and between the Company and certain investors.(2)

     4.8 Form of Placement Warrant Relating to Offering of Series B Placement Warrants.(3)

     4.9    Certificate of Designations of Series C Convertible Preferred
            Stock.(4)

     4.10   Series C Convertible Preferred Stock Warrant Purchase Agreement.(4)

     4.11 Form of Class A and Class B Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.(4)

     10.1 Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(5)

     10.2 License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(5)


     10.3 Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)

     10.4 Consulting Agreement dated May 9, 1996, between the Company and Dr. David Berd.(2)

     10.5 Letter of Employment dated September 13, 1996, between the Company and David L. Tousley.(6)

     10.6 Letter of Employment dated September 13, 1996, between the Company and Ernest W. Yankee, Ph.D.(6)

     10.7 License Agreement dated December 10, 1996, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(5)

     10.8 License Agreement dated February 17, 1997, by and between the Company and The Texas A&M University System.(5)

     10.9 Sponsored Research Agreement dated May 2, 1997, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(7)

     10.10 Sponsored Research Agreement Dated May 12, 1997, by and between the Company and The Texas A&M University System.(7)

     10.11 Lease Agreement dated December 1, 1997 for Kansas City Facility, as amended.(8)

     10.12  Lease Agreement dated December 1, 1997 for Philadelphia Facility.(8)

     10.13  The Company's Amended and Restated 1992 Stock Option Plan.(9)

     10.14 Employment Agreement dated October 15, 1999, between the Company and Dr. Jeffrey M. Jonas.(1)

     10.15 Stockholders Agreement dated November 25, 1999, among AVAX Australia Holdings Pty Limited, Eastpac Inc., Jetona Pty Ltd and Neptunus International Holdings Limited.(10)

     10.16  Securities Purchase Agreement dated March 7, 2000.(11)

     10.17 Stock Contribution Agreement dated as of July 17, 2000, among the Company, Professor David R. Klatzmann, Professor Jean-Loup Salzmann, GPH, S.A. and Genopoietic, S.A.(12)

     10.18 [Tax] Agreement dated as of August 24, 2000, among the Company, GPH, S.A., Genopoietic S.A., Professor David R. Klatzmann and Professor Jean-Loup Salzmann.(12)

     10.19 Research Funding Agreement dated as of August 24, 2000, between the Company and Genopoietic, S.A.(12)

     10.20 Rights Agreement dated as of August 24, 2000, between the Company and Professor David R. Klatzmann (an identical agreement was entered into between the Company and Professor Jean-Loup Salzmann).(12)

     10.21 Severance Agreement dated February 25, 2001, between the Company and Dr. Jeffrey M. Jonas.(13)

     10.22  2000 Directors' Stock Option Plan.*

     11.1   Statement Concerning Computation of Per Share Earnings.*

     21.1   Subsidiaries of the Company.*

     23.1   Consent of Ernst & Young LLP, Independent Auditors.*

---------------
*    Filed herewith.
(1) Incorporated by reference and previously filed as an exhibit to the annual report on Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on February 17, 2000.
(2) Incorporated by reference and previously filed as an exhibit to the registration statement on Form S-3 filed with the Securities and Exchange Commission (File No. 333-09349) on August 1, 1996.
(3) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 6 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on August 17, 1998.
(4) Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
(5) Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on July 3, 1997.
(6) Incorporated by reference and previously filed as an exhibit to Amendment No. 6 to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 7, 1997.
(7) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 1 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on August 14, 1997.
(8) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 3 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on March 16, 1998.
(9) Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998.
(10 Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 1999.
(11) Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2000.
(12) Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2000, as amended by the amendment on Form 8-K/A filed with the Securities and Exchange Commission on November 7, 2000.
(13) Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2001.