Form 10KSB/A
period 2000-12-31
AVAX TECHNOLOGIES INC
filed 2001-04-27
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission file number 333-09349

AVAX TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3575874 (IRS Employer Identification No.)
4520 Main Street Suite 930 Kansas City, MO 64111	64111
(Address of principal executive offices)	(Zip Code)

(816) 960-1333
Issuer's telephone number:

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

    Documents Incorporated by Reference: None

    Transitional Small Business Disclosure Format: Yes       No X

AVAX Technologies, Inc.

Index to Form 10-KSB/A

Amendment No. 1

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

  •
  AVAX's history of operating losses, its increasing cash requirements, its need to raise more money during calendar year 2002, and the uncertainty of the Company's future profitability.

  •
  Uncertainty about whether the Company's AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company's AC Vaccine products will be commercially accepted and profitable.

  •
  Uncertainty about whether the Company's products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S., including the increased uncertainties created by the FDA hold on the M-Vax and O-Vax clinical trials recently disclosed.

  •
  The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company's control.

  •
  The Company's need to expand its manufacturing facilities or increase its dependence on third parties to manufacture and distribute its products.

  •
  The Company's financial and development obligations and its responsibility to meet requisite research funding levels under its license and research agreements in order to protect AVAX's rights to its products and technologies.

  •
  The Company's difficulty or inability to obtain or defend its patents, or operate without infringing upon the rights of others.

  •
  The Company's difficulty or inability to compete with other companies, research institutes, hospitals and universities that are developing and producing products and technologies similar to its own.

  •
  Each of the other factors discussed in this Report under Item 1—"Description of Business—Risk Factors."

AVAX Technologies, Inc.
PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

    The executive officers and directors of the Company, as of April 25, 2001, as well as certain information about them, are as follows:

Name	Age	Position with the Company
David L. Tousley, C.P.A.	45	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Warren B. Dudley	46	Senior Vice President for Sales, Marketing and Business Development
Richard P. Rainey	34	Vice President for Finance and Administration
Edson D. de Castro	62	Director
James L. Currie	64	Director
Andrew W. Dahl, Sc.D.	58	Director
John K. A. Prendergast, Ph.D.	47	Director
Jean-Loup Salzmann, M.D., Ph.D.	46	Director
Carl Spana, Ph.D.	38	Director

    David L. Tousley, C.P.A., has been the Chief Operating Officer since February 28, 2001, the Chief Financial Officer of the Company since October 1, 1996 and the Corporate Secretary since January 1999. Prior to joining the Company, from 1989 to 1996, Mr. Tousley was the Controller and then the Vice President for Finance and Administration of the U.S. subsidiary of Pasteur-Merieux Connaught. Mr. Tousley received his M.B.A. in Accounting from Rutgers University Graduate School of Business in 1978 and his B.A. in English from Rutgers College in 1977.

    Warren B. Dudley, has been the Senior Vice President for Sales, Marketing and Business Development of the Company since October 1999. Prior to joining the Company, from 1997 to 1999, Mr. Dudley was the Vice President of Sales and Marketing for TheraTech, Inc., a leading drug delivery company, where he lead all corporate commercialization activities including successful product in-licensing efforts resulting in TheraTech becoming a fully integrated pharmaceutical company. From 1977 to 1997, Mr. Dudley served in a number of sales, sales management, marketing management and business management positions with The Upjohn Company, including U.S., European and global operations. Mr. Dudley has over 22 years of sales, marketing, business management and business development experience. Mr. Dudley received his B.A. in Biology and Business Management from the University of Northern Iowa in 1977.

    Richard P. Rainey, C.P.A., has been the Vice President for Finance and Administration since March 28, 2001, and previously served as Controller of the Company since September 1998. Prior to joining the Company, Mr. Rainey was a partner with Rainey & Rainey, a certified public accounting firm that he founded in 1993. During that period, Rainey & Rainey provided accounting and consulting services to corporations with an emphasis in health care. From 1988 to 1993, Mr. Rainey was an associate with Ernst & Young, LLP, specializing in auditing and consulting. Mr. Rainey received his B.S. in Accounting from Pennsylvania State University in 1988.

    Edson D. de Castro has been a member of the Board of Directors of the Company since October 1993. Since 1990, Mr. de Castro has been consulting for companies and participating as a member of certain Boards of Directors. Mr. de Castro was one of five co-founders of Data General

Company in 1968 for which, from 1968 to 1989, he served as its President and Chief Executive Officer, and from 1989 to 1990, he served as its Chairman of the Board of Directors. From 1995 to 1997, Mr. de Castro was the Chief Executive Officer and Chairman of the Board of Directors of Xenometrix, Inc. Mr. de Castro was a founder and Executive Committee Member of the Massachusetts High Tech Council. Mr. de Castro is a Trustee of Boston University. In addition, Mr. de Castro serves on the Board of Directors of Boston Life Sciences, Inc. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell in 1960.

    James L. Currie has been a Director of the Company since March 1999. Mr. Currie is a General Partner of Essex Woodlands Health Ventures and has been involved with the Company since 1982. Currently he sits on the Board of Directors of Serologicals Company, Digitrace Care Services, Inc., the Health Advanced Institute, Cebert Pharmaceuticals, Inc. and Integrity Pharmaceuticals Company. He has played key roles in the formation or financing of Critical Care of America, LyphMed, Inc. Parexel International, Serologicals, Inc, Richwood Pharmaceuticals, and a number of other successful venture- backed companies. For eight years, he served as owner/operator of Central Scientific, Inc. a manufacturer and distributor of products sold to the health care industry.

    Andrew W. Dahl, Sc.D., has been a director of the Company since September 1999. From July 1994 through December 1999, Dr. Dahl served as the President and Chief Executive Officer of HealthNet, Inc. From July 1990 through March 1994, Dr. Dahl served as President and Chief Executive Officer of IVF America, Inc. (now known as IntegraMed America), where he was instrumental in taking the Company public. Dr. Dahl also served as Executive Vice President and Chief Operating Officer of St. John Health and Hospital Company in Detroit, a university-affiliated medical center, and was Vice President for Development of the Hospital Company of America, Management Company. Dr. Dahl received his Sc.D. from Johns Hopkins University and a M.P.A. from Cornell University. Dr. Dahl is also a fellow in the American College of Health Care Executives.

    John K. A. Prendergast, Ph.D., has been a director of the Company since July 1996. Dr. Prendergast has served as President and principal of Summercloud Bay, Inc., a biotechnology-consulting firm, since 1993. He is a co-founder and/or a member of the Board of Ingenex, Inc., Atlantic Pharmaceuticals, Inc., Optex Ophthamologics, Inc., Gemini Gene Therapies, Inc., Channel Therapeutics, Inc., Xenometrix, Inc., Avigen, Inc., and Palatin Technologies, Inc. From October 1991 through December 1997, Dr. Prendergast was a Managing Director of Paramount Capital Investments, LLC and a Managing Director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University.

    Jean-Loup Salzmann, M.D., Ph.D., has been a Director of the Company since February 2001. Dr. Salzmann is a University Professor and Hospital Practitioner in Histology at Paris Nord University, as well as head of the Histology and Gene Therapy Laboratory at Bobigny's UFR, a medical school. Dr. Salzmann was one of two principal owners of Genopoietic, which was acquired by the Company on August 24, 2000. As part of the Genopoietic acquisition agreement, the Board agreed to add a representative of Genopoietic to the Board. Dr. Salzmann has served as a consultant to the Company and its subsidiaries since August 24, 2000. Previously, he was a technical advisor to the French Minister of Research for Medicine and Life Sciences (Hubert Curien) for five years. Dr. Salzmann is an M.D. and holds a Ph.D. in biological sciences.

    Carl Spana, Ph.D., has been a Director of the Company since September 1995 and was its Interim President from August 1995 to June 15, 1996. Dr. Spana is currently an Executive Vice President and Chief Executive Officer of Palatin Technologies, Inc. Since June 1996, Dr. Spana has served as Executive Vice President and Chief Technology Officer of RhoMed Incorporated. From 1993 to 1996, Dr. Spana was responsible for discovering, evaluating, and commercializing new biotechnologies through his work at Paramount Capital Investments, LLC where he was an Associate Director.

Dr. Spana has been a co-founder of several private biotechnology firms. From 1991 to 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb where he was involved in scientific research in the field of immunology that led to the initiation of several new drug discovery programs. Dr. Spana currently is a member of the Board of Directors of Palatin Technologies, Inc. Dr. Spana received his Ph.D. in Molecular Biology from The Johns Hopkins University and a B.S. in Biochemistry from Rutgers University.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. The Reporting Persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Specific due dates for these reports have been established and the Company is required to identify in this Proxy Statement those persons who failed to timely file these reports. Based on its review of the copies of filings received by it with respect to the fiscal year ended December 31, 2000, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2000, other than, Carl Spana, Ph.D., John K. A. Prendergast, Ph. D., Edson D. de Castro, Andrew Dahl, Gary Lazar and James Currie who each failed to file timely a Form 5 reporting the grant to each of them of options to acquire additional shares of Common Stock.

ITEM 10. Executive Compensation

Executive Compensation

    The following Summary Compensation Table sets forth the compensation earned by the persons serving as the Company's chief executive officer and the other named officers (the "Named Officers") for the last three fiscal years. The Company has no long-term incentive plans.

Summary Compensation Table Annual Compensation

Name and Principal Position	Year	Salary ($)			Bonus ($)		Restricted Common Stock Award(s) ($)		Shares of Common Stock Underlying Options/SARs (#)	All Other Compensation ($)
Jeffrey M. Jonas, M.D.—President and Chief Executive Officer(1)	2000 1999 1998	$ $ $	308,750 289,583 234,166		$ $ $	52,500 100,000 120,000	-0- -0- $25,000	(4)	50,000 323,889 150,000	-0- -0- -0-
David L. Tousley, C.P.A.—Chief Operating Officer, Chief Financial Officer and Corporate Secretary	2000 1999 1998	$ $ $	202,500 195,000 173,000		$ $ $	50,000 50,000 50,000	-0- -0- -0-		30,000 130,104 50,000	-0- -0- -0-
Ernest W. Yankee, Ph.D. Executive Vice President(2)	2000 1999 1998	$ $ $	202,500 195,000 173,000		$ $ $	30,000 50,000 50,000	-0- -0- -0-		30,000 130,104 50,000	-0- -0- -0-
Warren B. Dudley—Senior Vice President for Marketing, Sales, and Business Development	2000 1999	$ $	190,000 31,666	(6)		$45,000 -0-	-0- -0-		30,000 150,000	$44,080	(5)
Kamy A. Behzadi, Ph.D.—Vice President of Operations(3)	2000 1999 1998	$ $ $	145,000 130,000 115,000		$ $ $	30,000 32,000 31,500	-0- -0- -0-		30,000 35,000 -0-	-0- -0- -0-

(1)
Dr. Jonas resigned as Chief Executive Officer of the Company effective February 28, 2001.
(2)
Dr. Yankee resigned as Executive Vice President of the Company effective April 10, 2001.
(3)
Dr. Behzadi resigned as Vice President of Operations of the Company effective April 10, 2001.
(4)
Represents 9,301 shares of restricted stock issued to Dr. Jonas on September 30, 1998, and valued at the closing market price of the Common Stock on that day.
(5)
Represents expenses paid by the Company in connection with Mr. Dudley's relocation and temporary living expenses in accordance with his letter of employment.
(6)
Represents the portion of Mr. Dudley's annual base salary paid from October 8, 1999 through December 31, 1999. Mr. Dudley was hired by the Company on October 8, 1999, at an annual base salary of $190,000.

Options

    The following table sets forth certain information concerning stock options granted during the year ended December 31, 2000 to the Named Officers. The Company does not grant stock appreciation rights.

Option/SAR Grants In Last Fiscal Year

Name	Shares of Common Stock Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Jeffrey M. Jonas, M.D.	50,000	11.70%	8.813	June 8, 2007
David L. Tousley, C.P.A.	30,000	7.02%	2.938	December 26, 2007
Ernest W. Yankee, Ph.D.	30,000	7.02%	2.938	December 26, 2007
Warren B. Dudley	30,000	7.02%	2.938	December 26, 2007
Kamy A. Behzadi, Ph.D.	30,000	7.02%	10.188	May 1, 2007

    The following table sets forth certain information concerning stock options held by the Named Officers on December 31, 2000. No stock options were exercised by the Named Officers during the year ended December 31, 2000.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

		Number of Securities Underlying Unexercised Options at December 31, 2000
	Shares Acquired on Exercise (#)			Value of Unexercised In-The-Money Options at December 31, 2000(1)
Name		Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey M. Jonas, M.D.	-0-	638,673	324,088	$1,136,301	$303,595
David L. Tousley, C.P.A.	-0-	237,425	157,680	$442,929	$155,826
Ernest W. Yankee, Ph.D.	-0-	237,425	157,680	$442,929	$155,826
Warren B. Dudley	-0-	46,875	133,125	$35,156	$101,704
Kamy A. Behzadi, Ph.D.	-0-	85,000	70,000	$-0-	$-0-

(1)
Value is based on the difference between the option exercise price and $3.75, the market value of the Common Stock on December 31, 2000 (based upon the closing price on such day on the Nasdaq National Market), multiplied by the number of shares of Common Stock issuable upon exercise of the options.

Employment Agreements

    David L. Tousley.  On September 13, 1996, the Company entered into a letter of employment (the "Tousley Employment Letter") with David L. Tousley, pursuant to which Mr. Tousley became the Chief Financial Officer of the Company for an initial term of four years. Pursuant to the terms of the Tousley Employment Letter, Mr. Tousley receives an annual salary of not less than $150,000 and a discretionary bonus of not less than $25,000. Mr. Tousley's discretionary bonus may not exceed 100% of his base salary. Mr. Tousley also received options to acquire 125,000 shares of Common Stock at an exercise price of $1.00 per share. All such options vest at a rate of 1/16 per quarter over a four-year period, and are exercisable for a period of seven years.

    The Tousley Employment Letter also provides that the Company and Mr. Tousley intend to enter into a more formal employment agreement which will contain, among other things, severance arrangements and non-compete provisions. The Company has never entered into a formal employment agreement with Mr. Tousley. Mr. Tousley is also entitled to such additional compensation in the form of bonuses, raises or otherwise as the Board of Directors of the Company may determine.

    Warren B. Dudley.  On October 8, 1999, the Company entered into a letter of employment with Warren B. Dudley, pursuant to which Mr. Dudley became the Senior Vice President for Marketing, Sales, and Business Development of the Company. Effective November 1, 1999, the Company entered into an employment agreement with Mr. Dudley, that replaced the letter of employment dated October 8, 1999.

    The employment agreement is for an initial period of three years ending November 1, 2002. The agreement will be automatically renewed for successive one year periods, unless either the Company or Mr. Dudley gives written notice to the other that the employment agreement will terminate at the end of the initial employment period or the then-current renewal period, at least three months prior to the end of the period. Under the terms of the employment agreement, Mr. Dudley receives an annual base salary of not less than $190,000, and is entitled to receive a discretionary annual incentive bonus of up to 100% of his base salary. Mr. Dudley also received options to acquire 150,000 shares of Common Stock at an exercise price of $3.00 per share. All such options will vest at a rate of 1/16 per quarter over a four-year period, and are exercisable for a period of seven years. Mr. Dudley is also entitled to additional stock options at the sole discretion of the Company's Board of Directors.

    If Mr. Dudley's employment is terminated due to death or to his disability, by the Company for just cause or by Mr. Dudley for other than good reason, Mr. Dudley or his estate is entitled to receive the base salary accrued but unpaid as of the date of termination. If Mr. Dudley's employment is terminated (other than following a Change of Control, as defined in the agreement) for any reason other than due to his death or to his disability, or by the Company for just cause, or is terminated by Mr. Dudley for good reason, then the Company will pay Mr. Dudley, as his sole damages for termination, a lump sum payment equal to 100% of his annual base salary, at the rate in effect at the time of his termination, without set-off for any salary earned from alternative employment. In addition, any stock options previously granted to Mr. Dudley will continue to vest according to the provisions of the agreement during the one-year severance period. Also, the Company will pay Mr. Dudley's family coverage COBRA medical coverage co-payment for the entire COBRA coverage period.

    Upon termination, following a Change of Control, for any reason other than due to Mr. Dudley's death or to his disability, or by the Company for just cause, or termination by Mr. Dudley for good reason, then the Company will pay Mr. Dudley a lump sum payment equal to two times the base salary (at the higher of the rate in effect at the date of termination or the rate in effect on the date of the Change of Control). The amount will not be set-off against moneys earned from alternative employment, and all options previously granted to Mr. Dudley which remain unvested will immediately vest. Also, the Company will pay Mr. Dudley's family coverage COBRA medical coverage co-payment for the entire COBRA coverage period.

    The employment agreement with Mr. Dudley also contains a two-year covenant not to compete and a five-year covenant not to disclose confidential information.

    Richard P. Rainey.  On June 28, 1998, the Company entered into a letter of employment with Richard P. Rainey, pursuant to which Mr. Rainey became the Controller of the Company (the "Rainey Employment Letter"). Pursuant to the terms of the Rainey Employment Letter, Mr. Rainey initially received an annual salary of $85,000. Mr. Rainey is also entitled to a discretionary bonus of 20% of his base salary. Upon entering into the Rainey Employment Letter, Mr. Rainey received options to acquire 75,000 shares of Common Stock at an exercise price of $2.56 per share. All such options vest at a rate of 1/16 per quarter over a four-year period, and are exercisable for a period of seven years.

    If Mr. Rainey's employment is terminated without cause by the Company, Mr. Rainey is entitled to receive two months of base salary and continued benefits, subject to Mr. Rainey and the Company entering into a mutually agreeable severance agreement that provides for, among other things, a waiver and release of any claims by Mr. Rainey against the Company and its affiliates, and reasonable indemnification and hold harmless provisions.

    The Rainey Employment Letter also contains a two-year covenant not to compete, a one-year non-solicitation and non-disparagement covenant and a covenant not to disclose confidential information.

Severance Agreements

    Dr. Jeffrey M. Jonas.  Dr. Jonas resigned as Chief Executive Officer of the Company effective February 28, 2001. The Company and Dr. Jonas have entered into a Severance Agreement dated February 25, 2001. Significant provisions of the Severance Agreement include the following:

  •
  The Company paid Dr. Jonas a lump sum payment of $315,000 on March 6, 2001, and will pay Dr. Jonas $78,750 on March 1, 2002. The second severance payment is subject to offset by any payments that Dr. Jonas is then entitled to earn as salary from alternative employment during the period from March 1, 2002 through May 31, 2002.

  •
  The Company has previously granted to Dr. Jonas options to purchase an aggregate of 962,761.50 shares (the "Stock Options") of the Company's common stock. Through June 30, 2002, the Stock Options will continue to vest and become fully exercisable in accordance with the respective vesting schedule for each Stock Option. On July 1, 2002, all Stock Options that have not previously vested will expire. Notwithstanding anything in the Severance Agreement to the contrary, all then outstanding Stock Options will vest and become fully exercisable on the 10th business day preceding the record date or effective date, as applicable, of a Change of Control, as defined in the letter of employment dated May 17, 1996, as amended on April 7, 1997, from the Company to Dr. Jonas. As of June 30, 2002, Dr. Jonas will have vested with respect to 808,803 Stock Options, assuming no Change of Control in the Company has occurred.

  •
  Dr. Jonas has represented to the Company that as of the date of the Severance Agreement he owns 9,301 shares of common stock (excluding common stock issuable upon exercise of the Stock Options). Those shares are not subject to any market hold-off agreement in the Severance Agreement.

  •
  Commencing on February 25, 2001, and continuing until February 28, 2002, Dr. Jonas has agreed not sell any shares of common stock that are issued upon the exercise of Dr. Jonas's options and that are acquired by Dr. Jonas after February 25, 2001. From March 1, 2002, to February 28, 2004, Dr. Jonas may sell during any given calendar week no more than 10,000 shares of common stock. Sales of shares may be made in blocks of not more than 5,000 shares per day. The foregoing provisions do not apply to any sale or other disposition of shares of common stock by Dr. Jonas in any transaction approved by the Board of Directors of the Company or to any sale or other disposition in a private transaction in which the purchaser agrees in writing to be bound by the restrictions on transfer contained in those sections of the Severance Agreement.

  •
  Dr. Jonas has agreed that from February 25, 2001, until August 31, 2002, he will not, directly or indirectly, without the prior written consent of the Company, solicit or induce any employee of the Company or any of its subsidiaries, affiliates, successors or assigns to leave the employ of the Company or any affiliate. From February 25, 2001, Dr. Jonas has agreed not to hire, for any purpose, any present or former employee of the Company, or any of its subsidiaries, affiliates, successors or assigns.

  •
  Dr. Jonas has agreed that until August 31, 2001, he will not in any manner, directly or indirectly, on behalf of himself or any person, firm, partnership, joint venture, corporation or other business entity ("Person"), enter into or engage in any business whose primary focus is in the area of cancer vaccines (the "Restricted Business"), either as an individual for his own account, or as a partner, joint venturer, executive, agent, consultant, salesperson, officer, director or shareholder of a Person whose primary focus is the Restricted Business; provided, however, that nothing herein will preclude Dr. Jonas from holding 1% or less of the stock of any publicly traded company or from holding a position with a Person whose primary focus is the Restricted Business so long as (i) Dr. Jonas works in a division of such Person whose primary focus is not the Restricted Business and (ii) Dr. Jonas has no responsibilities for the direct supervision of, and will not in the ordinary course of discharging his responsibilities become involved in the analysis of proprietary data or marketing strategies relating to the Restricted Business.

    Dr. Ernest W. Yankee.  Dr. Yankee resigned as the Executive Vice President of the Company effective April 10, 2001. The Company and Dr. Yankee have entered into a Severance Agreement dated April 10, 2001. The Company paid Dr. Yankee a lump sum payment equal to $105,000 on April 19, 2001. Any options to purchase shares of the Company's common stock that have been granted to Dr. Yankee and are vested on the Termination Date will only be exercisable for the period after termination of employment specified in the applicable stock option agreement. All of the Executive options that were not vested as of April 10, 2001, were terminated and are no longer exercisable in any manner.

Compensation of Directors

    The Company currently compensates its non-employee directors in accordance with the 2000 Directors' Stock Option Plan (the "Director Plan" or the "Plan"), which is administered by the Compensation Committee of the Board of Directors. The Director Plan was adopted by the full Board on December 26, 2000. Subject to the approval of the Plan by the stockholders at the Company's 2001 Annual Meeting, the Director Plan is effective as of January 1, 2000.

    The purpose of the Director Plan is to advance the interests of the Company, by strengthening its ability to attract and retain External Directors (as defined below) of high caliber through encouraging a sense of proprietorship by means of stock ownership. All External Directors are eligible to receive awards of Options under the Plan. As defined in the Plan, "External Director" means a member of the Board who is not an employee of the Company or a subsidiary.

    Options are automatically granted to each External Director under the Plan as follows:

(1)
On the date of the adoption of the Plan by the Board of Directors (December 26, 2000), each External Director of the Company as of January 1, 2000, was granted nonqualified Options to purchase 40,000 shares of the Company's Common Stock at an Option exercise price equal to 100% of the Fair Market Value of the Common Stock on that date.

(2)
Similarly, during the term of the Plan, on the day that an External Director is first appointed or elected to the Board, the director will be granted nonqualified Options to purchase 40,000 shares of the Company's Common Stock at an Option exercise price equal to 100% of the Fair Market Value of the Common Stock on the date the External Director is elected to the Board of Directors or first becomes an External Director.

(3)
On the first business day of January 2004, each External Director will be granted nonqualified Options to purchase 40,000 shares of the Company's Common Stock at an Option exercise price equal to 100% of the Fair Market Value of the Common Stock on the first business day of January 2004.

    In accordance with the Plan, options to purchase 40,000 shares of Common Stock were granted to each External Director at an option exercise price of $2.938 per share. External Directors in calendar year 2000 were all directors of the Company, other than Dr. Jonas.

    All Options granted under the Plan vest quarterly over a period of 16 quarters. Each Option granted under the Plan will be evidenced in writing, delivered to the Optionee, and will be exercisable at such times and subject to such terms and conditions as specified in the applicable grant and agreement. Options may not be exercised after the tenth anniversary of the Date of Grant.

    The shares of Common Stock to be purchased upon the exercise of options under the Plan will be issued from either authorized but unissued shares of the Company or from shares reacquired by the Company, including shares purchased in the open market. If an Option is terminated unexercised as to any shares of Common Stock covered thereby, the shares will thereafter be again available for award pursuant to the Plan. Subject to any adjustment of shares pursuant to the terms of the Plan, the maximum number of shares of Common Stock in respect of which Options may be granted under the Plan is 480,000.

    In accordance with the terms of the Director Plan, all Options granted under the Plan prior to stockholder approval are subject to the approval of the Plan by the stockholders of the Company. No Options will be granted under the Plan after December 31, 2009; however, all previously granted Options that have not expired under their original terms or that will not expire at the time the Plan expires will remain outstanding.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth, as of March 31, 2001, certain information regarding the beneficial ownership of the Common Stock and the Series C Convertible Preferred Stock (assuming full conversion into Common Stock) (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) by each of the Named Officers and directors of the Company and (iii) by all executive officers and directors of the Company as a group. In accordance with SEC regulations, the following table includes information for Dr. Jonas, Dr. Yankee and Dr. Behzadi even though each is no longer an officer or employee of the Company as of the date of this report, as amended.

Name and Address of Beneficial Owner	Title of Stock	Number of Shares	Percentage of Class Beneficially Owned(1)
Jeffrey M. Jonas, M.D.(2)	Common Stock	709,710	3.56%
David L. Tousley, C.P.A.(3)	Common Stock	280,563	1.44%
Ernest W. Yankee, Ph.D.(3)	Common Stock	271,188	1.39%
Kamy A. Behzadi, Ph.D.(3)	Common Stock	85,000	*
Warren B. Dudley(3)	Common Stock	69,375	*
Edson D. de Castro(4)	Common Stock	83,262	*
James L. Currie(5)	Common Stock	1,962,467	10.04%
Andrew W. Dahl, Sc.D.(6)	Common Stock	19,097	*
John K.A. Prendergast, Ph.D.(7)	Common Stock	118,179	*
Jean-Loup Salzmann, M.D., Ph.D.(8)	Common Stock	333,422	1.74%
Carl Spana, Ph.D.(9)	Common Stock	118,179	*
Lindsay A. Rosenwald, M.D.(10) 787 Seventh Avenue, 48th Floor New York, NY 10019	Common Stock	1,675,143	8.55%
Essex Woodlands Health Ventures Fund IV, L.P.(11) 190 South LaSalle Street, Suite 2800 Chicago, IL 60603	Common Stock	1,962,467	10.04%
All named officers and directors as a group (11 persons)	Common Stock	4,050,442	19.14%

*
Represents less than 1%.

    Common Stock is determined as the number of Common Stock shares outstanding (16,541,621 as of March 31, 2001) plus the number of shares issuable upon conversion of the Series C Preferred Stock 2,669,225 as of March 31, 2001).

(1)
Beneficial ownership is determined in accordance with rules promulgated by the Securities and Exchange Commission, and includes voting and investment power with respect to shares of Common Stock. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2001, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
Includes 700,409 shares of Common Stock that Dr. Jonas may acquire within 60 days of March 31, 2001, upon the exercise of options held by Dr. Jonas.

(3)
Represents shares that Mr. Tousley, Dr. Yankee, Dr. Behzadi and Mr. Dudley each may acquire within 60 days of March 31, 2001.

(4)
Represents shares of Common Stock that Mr. de Castro may acquire within 60 days of March 31, 2001, upon the exercise of options held by Mr. De Castro.

(5)
Includes all shares of Common Stock, Series C Preferred Stock and warrants and options to purchase Common Stock held by Essex Woodlands. Mr. Currie disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(6)
Represents shares of Common Stock that Mr. Dahl may acquire within 60 days of March 31, 2001, upon the exercise of options held by Mr. Dahl.

(7)
Includes 53,262 shares of Common Stock that Dr. Prendergast may acquire within 60 days of March 31, 2001, upon the exercise of options by Dr. Prendergast.

(8)
Represents shares owned by Dr. Salzmann and held in escrow pursuant to the Escrow Agreement entered into between the Company and Dr. Salzmann. Does not include any shares of Common Stock that Dr. Salzmann may receive if certain milestones are reached in accordance with the Rights Agreement entered into between the Company and Dr. Salzmann.

(9)
Includes 53,262 shares of Common Stock that Dr. Spana may acquire within 60 days of March 31, 2001 upon the exercise of options held by Dr. Spana.

(10)
Includes 199,314 shares of Common Stock owned by Dr. Rosenwald's wife and trusts in favor of his minor children. Dr. Rosenwald disclaims beneficial ownership of such shares. Includes (i) 17,000 shares of Common Stock issuable upon exercise of warrants issued to the designees of Paramount Capital, Inc., Paramount (the "Placement Agent") for certain bridge financing transactions of the Company from August 1995 to February 1996 (the "Bridge Placement Warrants"), (ii) approximately 320,949 shares of Common Stock issuable upon exercise of warrants issued to the designees of Paramount in connection with services rendered during a private offering of Series B Preferred Stock by the Company in May and June 1996 (the "Series B Placement Warrants") and (iii) approximately 58,753 shares of Common Stock issuable upon the exercise of the Unit Purchase Option for the purchase of Common Stock and Warrants issued to the designees of Paramount related to the Series C Preferred Stock offering by the Company in March 1999. Includes 486,798 shares of Common Stock held by The Aries Fund, A Cayman Island Trust and The Aries Domestic Fund, L.P. (collectively, the "Funds"), two private investment funds that are managed by a company of which Dr. Rosenwald is President, and includes an aggregate of 37,337 shares of Common Stock issuable upon exercise of Series B Placement Warrants and Bridge Placement Warrants held by the Funds. Dr. Rosenwald disclaims beneficial ownership of shares owned by the Funds, except to the extent of his pecuniary interest, if any.

(11)
Includes 1,538,460 shares of Common Stock issuable upon the conversion of 50,000 shares of Series C Preferred Stock. Also includes 307,692 shares of Common Stock Essex Woodlands Health Ventures IV, L.P. ("Essex Woodlands") may acquire, pursuant to Warrants issued in conjunction with the Series C Preferred Stock purchased by Essex Woodlands in the Series C Offering. Also includes 8,989 shares of Common Stock Essex Woodlands may acquire, pursuant to Warrants issued in conjunction with the March 9, 2000 Common Stock offering by the Company. Also includes 17,438 shares of Common Stock issuable upon the exercise of options held by Essex Woodlands.

ITEM 12. Certain Relationships and Related Transactions

    On March 1, 1999, the Company consummated an offering of Series C Preferred Stock (the "Series C Offering") pursuant to which the Company raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Company sold an aggregate of 101,300 shares of Series C Preferred Stock, Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share of Common Stock and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share of Common Stock, all for an aggregate sale price of $2,649,337. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants are exercisable until March 1, 2004.

    Lindsay A. Rosenwald, M.D., a greater than 5% stockholder of the Company, is the Chairman and sole stockholder of each of Paramount Capital, Inc. ("Paramount") and Paramount Capital Investments, LLC. In connection with services rendered by Paramount in identifying and introducing the Company to the investors in the Series C Offering, the Company paid to Paramount a cash finders fee of approximately $709,100 and issued an option to acquire approximately 187,015 shares of Common Stock at an exercise price of $3.58, exercisable until March 1, 2004. Upon exercise of the Unit Purchase Option granted to it in connection with the Series C Offering, Paramount would be issued warrants to purchase 37,402 shares of Common Stock of which 18,701 will be exercisable at $4.00 and the remaining 18,701 will be exercisable at $4.50, all for an aggregate sale price of $828,472. The warrants are exercisable until March 1, 2004.

    On March 10, 2000, the Company completed an offering of Common Stock and related warrants (the "2000 Offering") pursuant to which the Company raised aggregate gross proceeds of approximately $25,137,000. Certain provisions of a letter agreement between the Company and Paramount, dated January 29, 1999, entered into in connection with the Series C offering, entitled Paramount to a finder's fee in connection with the 2000 Offering due to the participation in the 2000 Offering of certain investors previously introduced to the Company by Paramount. Accordingly, the Company paid to Paramount a cash finder's fee of $140,000 and warrants to purchase 10,787 shares of the Company's Common Stock at an exercise price of $11.125 per share.

    Michael S. Weiss, a former Director and former Corporate Secretary of the Company, was a Senior Managing Director of Paramount during 1998. Dr. Carl Spana, a Director of the Company, was previously a Vice President of Paramount Capital Investments, LLC. In addition, Dr. John K.A. Prendergast, also a Director of the Company, was a Managing Director of Paramount Capital Investments, LLC until December 1997.

    Mr. Currie was named to the Board in March 1999, in conjunction with the sale by the Company of an aggregate of 70,000 shares of the Series C Preferred Stock to an affiliate of the Essex Woodlands Health Ventures and to Petrus Fund, L.P. The purchase agreement between the Company and the purchasers of the Series C Preferred Stock provided that the Company would nominate a person designated by an affiliate of Essex Woodlands Health Ventures and Petrus Fund, L.P. for election to the Board of Directors and recommend that person to the stockholders of the Company. The Board of Directors was expanded in March 1999, and Mr. Currie was named by the Board to fill the newly created position upon the designation of Mr. Currie by Essex Woodlands Health Ventures and Petrus Fund, L.P.

    On August 24, 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic") each a French societe anonyme based in Paris, France. As previously announced, under the terms of the Stock Contribution Agreement dated as of July 17, 2000, as amended by that certain Agreement dated as of August 24, 2000 (the "Tax Agreement") (the "Contribution Agreement"), 100% of the outstanding shares of both Holdings, which was the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares of the Company's Common Stock. Of the 800,000 shares, 333,422 shares were issued to Dr. Jean-Loup Salzmann, who was one of the primary shareholders of Holdings and who has since become a director of the Company. These shares have been placed in escrow to secure his indemnification obligations under the Contribution Agreement.

    Pursuant to the terms of the Tax Agreement, the Company agreed to assist Dr. Salzmann in paying his capital gains tax liability, if any, owing to the French tax authorities as a result of his acquisition of the 333,422 shares of the Company's Common Stock under the Contribution Agreement. The Company may, at its option, either: (i) permit and facilitate the sale by Dr. Salzmann of enough of the escrowed shares of Common Stock held in accordance with the Contribution Agreement to pay any resulting capital gains tax liability; or (ii) loan to Dr. Salzmann on commercially reasonable terms an amount equal to the capital gains tax. In the event that Dr. Salzmann does not pay any capital gains tax on the acquisition of the Company's Common Stock at any time during 2001, the Company will have no continuing obligation under the Tax Agreement.

    Dr. Salzmann has signed a consulting agreement with AVAX International Services, Inc, an affiliate of the Company, to advance the interests of both the Company and Genopoietic. In calendar year 2000, the Company paid Dr. Salzmann $110,256 under this consulting agreement. Pursuant to the Rights Agreements dated as of August 24, 2000, between the Company and Dr. Salzmann, Dr. Salzmann has the right to acquire up to an additional 1,100,000 shares of the Company's Common Stock, upon the successful and timely achievement of development and commercialization milestones by Genopoietic. These milestones include: obtaining GMP certification of Genopoietic's facility in Lyon, France to manufacture M-Vax and to manufacture Genopoietic's autologous chondrocyte product; reaching specific regulatory and sales milestones related to M-Vax, chondrocytes and second generation chondrocytes; and reaching regulatory milestones related to Genopoietic's thymidine kinase suicide gene technology for the treatment of graft-versus-host-disease, cancer and other indications.

    The Company also entered into the Research Funding Agreement dated as of August 24, 2000 with Genopoietic, the Company's new wholly owned subsidiary, (the "Research Funding Agreement") to provide funding to Genopoietic for direct costs of basic scientific research in areas of mutual interest to the Company and Genopoietic. Subject to the fulfillment of certain funding conditions, the Company has agreed to provide up to an aggregate of $8,000,000 to Genopoietic throughout the period ending July 31, 2005. At the Company's option, the funds will be provided as additional contributions to the capital of Genopoietic, as payment of indebtedness owed by Genopoietic to third parties or as a long-term loan to Genopoietic.

14

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.
Date: April 27, 2001	By:	/s/ DAVID L. TOUSLEY
David L. Tousley Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date
/s/ RICHARD P. RAINEY	Richard P. Rainey Vice President—Finance and Administration (Principal Accounting Officer)	April 27, 2001
/s/ EDSON D. DE CASTRO	Edson D. de Castro Director	April 27, 2001
/s/ JOHN K. A. PRENDERGAST, PH.D.	John K. A. Prendergast, Ph.D. Director	April 27, 2001
/s/ CARL SPANA, PH.D.	Carl Spana, Ph.D. Director	April 27, 2001
/s/ JAMES CURRIE	James Currie Director	April 27, 2001
/s/ ANDREW W. DAHL, SC.D.	Andrew W. Dahl, Sc.D. Director	April 27, 2001
/s/ JEAN-LOUP SALZMANN, M.D., PH.D.	Jean-Loup Salzmann, M.D., Ph.D. Director	April 27, 2001

QuickLinks

AVAX Technologies, Inc. Index to Form 10-KSB/A Amendment No. 1
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
AVAX Technologies, Inc. PART III
Summary Compensation Table Annual Compensation
Option/SAR Grants In Last Fiscal Year
Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values
SIGNATURES