Form 10QSB
period 2001-03-31
AVAX TECHNOLOGIES INC
filed 2001-05-14
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-09349

AVAX TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3575874 (I.R.S Employer Identification No.)
4520 Main Street, Suite 930 Kansas City, Missouri (Address of principal executive offices)	64111 (Zip Code)

Registrant's telephone number, including area code: (816) 960-1333

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.004 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

    As of May 4, 2001, 16,541,621 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

    Documents incorporated by reference: None.

    Transitional Small Business Disclosure Format: / / Yes /x/ No

AVAX TECHNOLOGIES, INC.

Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated BALANCE SHEETS—As of December 31, 2000 and March 31, 2001 (Unaudited)	Page 3
	Consolidated STATEMENTS OF OPERATIONS (Unaudited)—For the Three Months Ended March 31, 2000 and March 31, 2001; and for the Period from January 12, 1990 (Incorporation) through March 31, 2001	Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited)—For the Three Months Ended March 31, 2000 and March 31, 2001 and for the Period from January 12, 1990 (Incorporation) through March 31, 2001	Page 5
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	Page 11
Item 6.	Exhibits and Reports on Form 8-K	Page 11
Signatures		Page 12

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2000	March 31, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,694,424	$18,667,621
Marketable securities	19,239,189	371,423
Accounts receivable	133,140	142,378
Inventory	55,187	51,648
Prepaid expenses and other current assets	1,019,400	870,435

Total current assets	24,141,340	20,103,505
Property, plant and equipment at cost	3,133,204	3,146,874
Less accumulated depreciation	704,397	820,690

Net furniture and equipment	2,428,807	2,326,184
Equity investment in joint venture	47,753	127,319
Acquired intellectual property and other intangibles	4,081,726	3,962,414

Total assets	$30,699,626	$26,519,422

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,296,641	$1,390,477
Deferred revenue	64,614	72,805

Total current liabilities	2,361,255	1,463,282
Long-term debt	247,752	247,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000)	867	867
Common stock, $.004 par value:
Authorized shares—30,000,000
Issued and outstanding shares—16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	80,009	45,731
Deficit accumulated during the development stage	(37,502,589)	(40,750,542)

Total stockholders' equity	28,090,619	24,808,388

Total liabilities and stockholders' equity	$30,699,626	$26,519,422

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

			Period from January 12, 1990 (Incorporation) Through March 31, 2001
	Three months ended March 31,
	2000	2001
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Revenue	—	259,681	372,140

Total revenue	—	259,681	2,323,140
Costs and expenses:
Manufacturing, research and development	1,500,495	2,254,370	25,655,811
Amortization of acquired intangibles	—	119,312	4,778,760
Selling, general and administrative	1,047,884	1,495,572	17,494,585

Total operating loss	(2,548,379)	(3,609,573)	(45,606,016)
Other income (expense):
Interest income	232,491	282,054	5,116,381
Interest expense	—	—	(646,293)
Minority interest in loss of consolidated subsidiary	49,037	—	22,459
Amortization of deferred gain on joint venture	—	225,725	1,128,625
Equity in net loss of joint venture	—	(146,159)	(911,466)
Other, net	—	—	145,768

Total other income (expense)	281,528	361,620	4,855,474

Net loss	(2,266,851)	(3,247,953)	(40,750,542)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(2,266,851)	$(3,247,953)	$(42,620,575)

Net loss per common share	$(.17)	$(.20)

Weighted average number of common shares outstanding	13,297,010	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from January 12, 1990 (Incorporation) To March 31, 2001
	Three months ended March 31,
	2000	2001
Operating activities
Net loss	$(2,266,851)	$(3,247,953)	$(40,750,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,262	235,605	1,921,392
Amortization of deferred gain on joint venture	—	(225,725)	(1,128,625)
Equity in net loss of joint venture	—	146,159	911,466
Compensatory stock issue	—	—	25,000
Minority interest in net loss	(49,037)	—	(22,459)
Acquired in-process research and development charges	—	—	4,659,448
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	—	(9,238)	(23,014)
Inventory	—	3,539	(7,183)
Prepaid expenses and other current assets	114,626	148,965	(359,584)
Accounts payable and accrued liabilities	339,336	(906,164)	228,029
Deferred revenue	—	8,191	72,805
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(1,711,664)	(3,846,621)	(35,883,856)
Investing activities
Purchase of marketable securities and short-term investments	(24,083,984)	(371,423)	(348,584,037)
Proceeds from sale of marketable securities	15,833,652	19,239,189	341,096,142
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(103,501)	(13,670)	(2,781,777)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(622,755)
Other	(118,384)	—	—

Net cash used in investing activities	(8,472,217)	18,854,096	(3,771,355)

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Period from January 12, 1990 (Incorporation) to March 31, 2001
	Three months ended March 31,
	2001	2000
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	93,637	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	1,821,300	—	2,624,000
Net proceeds received from issuance of preferred and common stock	24,195,695	—	57,972,641

Net cash provided by financing activities	26,110,632	—	58,277,101

Effect of exchange rate changes on cash	(187,228)	(34,278)	45,731

Net increase in cash and cash equivalents	15,739,523	14,973,197	18,667,621
Cash and cash equivalents at beginning of period	3,426,059	3,694,424	—

Cash and cash equivalents at end of period	$19,165,582	$18,667,621	$18,667,621

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Financial Statements (Unaudited)
For the Three Months ended March 31, 2000 and 2001

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

    In December 1996, the Company entered into a license agreement with Rutgers University (Rutgers) to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer and infectious diseases (the Compounds).

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

Basis of Presentation

    The accompanying financial statements have been prepared by the Company without audit, in accordance with generally accepted accounting principles in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three month periods ended March 31, 2001 and 2000 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 2001.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue

    Revenue consists of three components. Grant revenue represents funds received pursuant to research performed related to certain of the Company's research projects. Grant revenue is recognized as earned when the research is completed and the funds are received. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenue represents fees received by the Company related to tumor cell banking. Costs related to contract service revenue and product sales are accrued and matched against revenue in the periods incurred.

    The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 1999 included in the Company's annual report on Form 10-KSB.

2.  Joint Venture Agreement

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve significant risks and uncertainties, and in light of the significant uncertainties inherent in such statements, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. In fact, actual results could differ materially from those contemplated by such forward-looking statements. Many important factors affect the Company's prospects, including, the results of the current FDA clinical hold for the M-Vax and O-Vax clinical trials and other FDA questions regarding those products, the results of the FDA's ongoing inspection of the Company's manufacturing facility, the Company's ability to obtain substantial additional funds, to integrate the Genopoietic product candidates and technologies into the Company's business, to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, and to market products in a profitable manner, as well as other risks detailed from time to time in AVAX's public disclosure filings with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

    Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $40,750,542 as of March 31, 2001. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs, including clinical trials for M-Vax and O-Vax, pre-clinical studies for the Company's other products and compounds, and for the research and development efforts undertaken at the Company's subsidiary in France.

    The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. As previously announced, the Company's clinical trials for M-Vax and O-Vax have been placed on clinical hold by the U.S. Food and Drug Administration (FDA). In addition, FDA has begun an inspection of the Company's manufacturing facility located in Philadelphia. The Company estimates that it will take until at least the end of July 2001 to prepare a comprehensive response to the clinical hold inquiries received from the FDA. The Company is undertaking a review of all products, compounds and initiatives in an effort to reassess the leading opportunities for the Company. The Company's plan of operations relating to the AC Vaccine technologies is subject to review and revision as information is received relating to the FDA clinical hold for M-Vax and O-Vax and any relating to the FDA's review of the Company's manufacturing facility.

    In August 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic"), each a French societe anonyme based in Paris, France. In connection with the Genopoietic acquisitions, the Company is required to fund research and development activities of Genopoetic's primary products that include therapies for joint repair, bone marrow transplantation, autoimmune diseases and organ transplantation. In addition, the Company acquired Genopoietic's existing manufacturing facility in Lyon, France.

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

    During the three months ended March 31, 2001 the Company realized contract and product revenue of $136,653 and grant revenue of $119,808 versus no revenue recognized in the prior year. The revenue and grant income relate primarily to manufacturing and research activities occurring at Genopoietic. The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization.

    The Company's manufacturing, research and development expenses have increased 50.2% from $1,500,495 in the three months ended March 31, 2000 to $2,254,370 in the three months ended March 31, 2001. The increased expenses relate to manufacturing and research activities occurring at Genopoietic (acquired in August of 2000), increased salary costs due primarily to the addition of new regulatory and clinical personnel in the second half of the prior year, and increased costs associated with patent counsel activities. The Company's general and administrative expenses have increased 42.7% from $1,047,884 in the three months ended March 31, 2000 to $1,495,572 in the three months ended March 31, 2001. The increase relates primarily to severance costs paid to the former CEO of the Company, who resigned in February 2001, and administrative costs incurred at Genopoietic. The Company anticipates that it will continue to realize losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently anticipates that its current resources should be sufficient to fund operations for approximately the next 20-28 months, including the minimum funding required to be provided to Genopoietic. The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms can be obtained. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 20-28 months, as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will likely require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits:

Exhibit No.	Description
10.1	Severance Agreement dated April 10, 2001, between the Company and Ernest W. Yankee, Ph.D.
11.1	Statement Concerning Computation of Per Share Earnings

    (b) Reports on Form 8-K:

    The Company filed two reports on Form 8-K during the three months ended March 31, 2001:

    1.
    A Form 8-K was filed on March 2, 2001 announcing the resignation of the Company's CEO and changes in the composition of the Company's Board of Directors.

    2.
    A Form 8-K was filed on March 30, 2001 announcing that the Company had received oral communication from the U.S. Food and Drug Administration that clinical activities for both the Company's M-Vax™ and O-Vax™ autologous cancer vaccines have been placed on clinical hold pending further review by the Agency.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC. (Registrant)
Date: May 14, 2001
/s/ DAVID L. TOUSLEY David L. Tousley Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date: May 14, 2001
/s/ RICHARD P. RAINEY Richard P. Rainey Vice President Finance & Administration (Principal Accounting Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AVAX Technologies, Inc. (a development stage company) Consolidated Balance Sheets
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Operations (Unaudited)
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Cash Flows (Unaudited)
AVAX Technologies, Inc. (a development stage company) Notes to Financial Statements (Unaudited) For the Three Months ended March 31, 2000 and 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
Signatures