Form 10QSB
period 2001-06-30
AVAX TECHNOLOGIES INC
filed 2001-08-13
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

As of July 31, 2001, 16,541,621 shares of the Registrant's common stock par value $.004 per share, were outstanding.

AVAX TECHNOLOGIES, INC.

Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	CONSOLIDATED BALANCE SHEETS—As of December 31, 2000 and June 30, 2001 (Unaudited)	Page 3
	CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)—For the Three months and Six Months Ended June 30, 2000 and June 30, 2001 and for the Period from January 12, 1990 (Incorporation) through June 30, 2001	Page 4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)—For the Six Months Ended June 30, 2000 and June 30, 2001and for the Period from January 12, 1990 (Incorporation) through June 30, 2001	Page 5
	Notes to Consolidated Financial Statements	Page 6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 7
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	Page 9
Item 6.	Exhibits and Reports on Form 8-K	Page 10
Signatures		Page 11

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2000	June 30, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,694,424	$16,304,522
Marketable securities	19,239,189	371,423
Accounts receivable	133,140	227,647
Inventory	55,187	46,278
Prepaid expenses and other current assets	1,019,400	728,905

Total current assets	24,141,340	17,678,775
Property, plant and equipment at cost	3,133,204	3,234,141
Less accumulated depreciation	704,397	925,066

Net furniture and equipment	2,428,807	2,309,075
Equity investment in joint venture	47,753	81,186
Acquired intellectual property and other intangibles	4,081,726	3,843,102

Total assets	$30,699,626	$23,912,138

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,296,641	$1,418,068
Deferred revenue	64,614	—

Total current liabilities	2,361,255	1,418,068
Long-term debt	247,752	247,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000 at December 31, 2000 and June 30, 2001)	867	867
Common stock, $.004 par value:
Authorized shares—30,000,000 Issued and outstanding shares—16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	80,009	21,675
Deficit accumulated during the development stage	(37,502,589)	(43,288,556)

Total stockholders' equity	28,090,619	22,246,318

Total liabilities and stockholders' equity	$30,699,626	$23,912,138

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period From January 12, 1990 (Incorporation) Through June 30, 2001
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Grant revenue	—	10,658	—	130,466	130,466
Product and contract service revenue	—	23,037	—	162,910	275,369

Total revenue	—	33,695	—	293,376	2,356,835
Costs and expenses:
Manufacturing, research and development	1,740,343	1,805,610	3,240,838	4,059,980	27,461,421
Amortization of acquired intangibles	—	119,312	—	238,624	4,898,072
Selling, general and administrative	1,274,196	785,308	2,322,080	2,280,880	18,279,893

Total operating loss	(3,014,539)	(2,676,535)	(5,562,918)	(6,286,108)	(48,282,551)
Other income (expense):
Interest income	517,625	184,654	750,116	466,708	5,301,035
Interest expense	—	—	—	—	(646,293)
Minority interest in loss of consolidated subsidiary	109,946	—	158,983	—	22,459
Amortization of deferred gain on joint venture	—	225,725	—	451,450	1,354,350
Equity in net loss of joint venture	—	(271,858)	—	(418,017)	(1,183,324)
Other, net	—	—	—	—	145,768

Total other income (expense)	627,571	138,521	909,099	500,141	4,993,995
Net loss	(2,386,968)	(2,538,014)	(4,653,819)	(5,785,967)	(43,288,556)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(2,386,968)	$(2,538,014)	$(4,653,819)	$(5,785,967)	$(45,158,589)

Net loss per common share	$(.15)	$(.15)	$(.32)	$(.35)

Weighted average number of common shares outstanding	15,517,089	16,541,621	14,408,136	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period From January 12, 1990 (Incorporation) To June 30, 2001
	Six Months Ended June 30,
	2000	2001
Operating activities
Net loss	$(4,653,819)	$(5,785,967)	$(43,288,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,550	459,293	2,145,080
Amortization of deferred gain on joint venture	—	(451,450)	(1,354,350)
Equity in net loss of joint venture	—	418,017	1,183,324
Acquired in process research and development charges	—	—	4,659,448
Compensatory stock issue	—	—	25,000
Minority interest in net loss	(158,983)	—	(22,459)
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	—	(94,507)	(108,283)
Inventory	—	8,909	(1,813)
Prepaid expenses and other current assets	(13,273)	290,495	(218,054)
Accounts payable and accrued liabilities	397,572	(878,573)	255,620
Deferred revenue	—	(64,614)	—
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(4,126,953)	(6,098,397)	(38,135,632)
Investing activities
Purchase of marketable securities and short-term investments	(61,353,194)	(371,423)	(348,584,037)
Proceeds from sale of marketable securities	44,985,000	19,239,189	341,096,142
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(318,163)	(100,937)	(2,869,044)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(622,755)

Net cash provided by (used in) investing activities	(17,136,268)	18,766,829	(3,858,622)
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	93,637	—	93,637
Proceeds received from exercise of stock warrants	10,461	—	28,501
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	1,821,300	—	2,624,000
Net proceeds received from issuance of preferred and common stock	24,195,695	—	57,972,641

Net cash provided by financing activities	26,121,093	—	58,277,101

Effect of exchange rate changes on cash	(252,786)	(58,334)	21,675

Net increase in cash and cash equivalents	4,605,086	12,610,098	16,304,522
Cash and cash equivalents at beginning of period	3,426,059	3,694,424	—

Cash and cash equivalents at end of period	$8,031,145	$16,304,522	$16,304,522

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Financial Statements (Unaudited)
For the Three Months ended June 30, 2000 and 2001

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

Basis of Presentation

    The accompanying financial statements have been prepared by the Company without audit, in accordance with principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six-month periods ending June 30, 2001 and 2000 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 2001.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Revenue

    Grant revenue represents funds received pursuant to research performed related to certain of the Company's research awards. Grant revenue is recognized as earned when the research is completed and the funds are received. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenue represents fees received by the Company related to tumor cell banking. Costs related to contract service revenue and product sales are accrued and matched against revenue in the periods incurred.

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

Plan of Operation

    Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since it's founding and has incurred a cumulative net loss of approximately $43,288,556 as of June 30, 2001. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs, including clinical trials for M-Vax and O-Vax, pre-clinical studies for the Company's other products and compounds, and for the research and development efforts undertaken at the Company's subsidiary in France.

    The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. In March 2001, the Company's clinical trials for M-Vax and O-Vax were placed on clinical hold by the U.S. Food and Drug Administration (FDA). In conjunction with the clinical hold, FDA conducted an inspection of the Company's manufacturing facility located in Philadelphia. The facility inspection was completed by the FDA on May 25, 2001, and the Company received a Form 483 to which it responded on June 29, 2001.

    The Company is preparing a response to the clinical hold issues received from the FDA and expects to file the response in August. FDA procedures allow the agency 30 days to review the Company's response and to raise any clarifying comments or questions in that time frame. If the Company does not receive any additional comments or questions it would anticipate that the clinical hold would be removed and that the clinical trials may proceed.

    In developing its response to the FDA clinical hold letters, the Company has identified and begun to implement a number of product development initiatives related to its AC Vaccine Technology. As a result, the Company has determined certain product improvements to the vaccine may be instituted that the Company anticipates will make the vaccine more viable from a regulatory and commercial perspective. The Company is evaluating (1) the prospect of freezing the haptenized cells for distribution to the end user, (2) steps that can be taken to help ensure that tumors received by the Company are sterile and (3) tests to determine the minimal number of cells necessary for the vaccine to be effective. Based upon the results of these tests the Company anticipates that it will re-design the current clinical programs to take advantage of these potential product improvements at the time the Company seeks to re-initiate its M-Vax and O-Vax clinical trials.

    In August 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic"), each a French societe anonyme based in Paris, France. In connection with the Genopoietic acquisitions, the Company is required to fund research and development activities of Genopoetic's primary products that include therapies for joint repair, graft versus host disease (GVHD) and cancer. In addition, the Company acquired Genopoietic's existing manufacturing facility in Lyon, France.

    The Company's gene therapy portfolio, acquired in the Genopoietic transactions, has two components. The first consists of a TK gene technology, which has potential application in the transplantation setting to prevent Graft Versus Host Disease, or GVHD. This technology has shown promise in animal studies. The Company's clinical evaluation in Leukemia patients undergoing bone marrow transplantation is expected to commence with a small phase I trial in France targeted for the fourth quarter of 2001, which trial is expected to be funded in large part by European grants.

    The Company is also finalizing its ownership of the rights to what is essentially the first gene therapy cure, namely for Severe Combined Immuno-Deficiency, or SCID. This is also referred to as "the bubble baby disease" and the condition represents a small market of about 50-75 cases per year worldwide. However, the science has cured 4 of the 5 patients treated in what previously was an incurable fatal condition. The Company's Genopoietic subsidiary has manufactured the vector for all of these treatments.

    For the six and three months ended June 30, 2001 the Company realized product and contract revenue of $162,910 and $23,037, respectively, and grant revenues of $130,466 and $10,658, respectively, versus no revenue recognized in the same periods of the prior year. The revenue and grant income relate to the manufacturing and research activities occurring at Genopoietic. The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization.

    The Company's manufacturing, research and development expenses have increased 25.3% from $3,240,838 in the six months ended June 30, 2000 to $4,059,980 in the six months ended June 30, 2001. The increased expenses relate to manufacturing and research activities occurring at Genopoietic (acquired in August of 2000), increased salary costs due primarily to the addition of new regulatory and clinical personnel in the second half of the prior year, and increased costs associated with patent counsel activities. The Company's selling, general and administrative expenses have decreased 1.8% from $2,322,080 in the six months ended June 30, 2000 to $2,280,880 in the six months ended June 30, 2001. Decreases in expenditures related to cost minimization initiatives were offset in the first half of 2001 by increased costs associated with marketing initiatives in the United States as well as administrative activities at Genopoietic.

Liquidity and Capital Resources

    The Company currently anticipates that its current cash resources should be sufficient to fund operations for approximately the next 16-24 months (from June 30, 2001), including the minimum funding to be provided to Genopoietic. Based upon the current operating plan, the Company expects a cash burn for the 12 months ending June 30, 2002, of approximately $10-11 million. This estimate of cash needs of the Company assumes that the Company will be successful with each of the development initiatives outlined in its July 17, 2001 investor conference call. The success of each initiative requires more cash (which is included in the estimated cash needs of the Company), while the abandonment of an initiative will reduce the short-term cash needs of the Company. Accordingly, the greater the success of the Company in executing its current business plan with respect to each of its product initiatives, the greater the cash needs of the Company will be.

    The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms can be obtained. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 16-24 months (from June 30, 2001), as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company than might otherwise be available.

    A risk factor in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, stated that the Company expected its then current cash resources to be sufficient to fund the Company's operations through "summer 2001." This reference to "summer 2001" was a typographical error, and should have been "summer 2002," as was correctly noted in various other places in the Form 10-KSB. The date reference in that risk factor is superceded by the date references in the preceding two paragraphs.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    At the annual meeting of the stockholders of the Company, held on July 19, 2001 (the "Annual Meeting"), the following matters were voted on by the stockholders: (i) the election of six directors, and (ii) the ratification of the adoption of the 2000 Directors' Stock Option Plan. The following tables set forth the total votes on each of these matters, with the Company's common stock and Series C convertible preferred stock voting as a single class:

(i)
Election of Directors

	Affirmative Votes	Negative Votes	Abstentions
Edson D. de Castro	10,416,483	0	2,368,014
James L. Currie	10,417,583	0	2,366,914
Andrew W. Dahl, Sc.D.	10,416,533	0	2,367,964
John K. A. Prendergast, Ph.D.	10,417,333	0	2,367,164
Jean-Loup Salzmann, M.D., Ph.D.	10,479,577	0	2,304,920
Carl Spana, Ph.D.	10,417,683	0	2,366,814
(ii)
Ratification of 2000 Directors' Stock Option Plan

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
12,171,032	548,116	65,349	0

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits:

11.1    Statement Concerning Computation of Per Share Earnings

(b)
Reports on Form 8-K:

    The Company filed one report on Form 8-K during the three months ended June 30, 2001:

    A Form 8-K was filed on April 24, 2001, providing an update on the previously reported FDA hold on clinical activities for both the Company's M-Vax and O-Vax autologous cancer vaccines, pending further review by the Agency.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc. (Registrant)
Date: August 13, 2001	/s/ DAVID L. TOUSLEY David L. Tousley Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date: August 13, 2001	/s/ RICHARD P. RAINEY Richard P. Rainey Vice President Finance & Administration (Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements (Unaudited)
  1. Organization and Summary of Significant Accounting Policies
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
Signatures