Form 10QSB
period 2001-09-30
AVAX TECHNOLOGIES INC
filed 2001-11-14
CIK 1015441

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

    As of November 5, 2001, 16,541,621 shares of the Registrant's common stock par value $.004 per share, were outstanding.

AVAX TECHNOLOGIES, INC.
Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	CONSOLIDATED BALANCE SHEETS—As of December 31, 2000 and September 30, 2001 (Unaudited)	Page 3
	CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)—For the Three Months and Nine Months Ended September 30, 2000 and September 30, 2001 and for the Period from January 12, 1990 (Incorporation) through September 30, 2001	Page 4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)—For the Nine Months Ended September 30, 2000 and September 30, 2001 and for the Period from January 12, 1990 (Incorporation) through September 30, 2001	Page 5
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	Page 11
Item 6.	Exhibits and Reports on Form 8-K	Page 11
Signatures		Page 12

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2000	September 30, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,694,424	$14,032,631
Marketable securities	19,239,189	344,470
Accounts receivable	133,140	263,834
Inventory	55,187	49,689
Prepaid expenses and other current assets	1,019,400	662,462

Total current assets	24,141,340	15,353,086
Property, plant and equipment at cost	3,133,204	3,231,432
Less accumulated depreciation	704,397	1,031,800

Net furniture and equipment	2,428,807	2,199,632
Equity investment in joint venture	47,753	46,200
Acquired intellectual property and other intangibles	4,081,726	3,723,790

Total assets	$30,699,626	$21,322,708

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,296,641	$1,834,799
Deferred revenue	64,614	—

Total current liabilities	2,361,255	1,834,799
Long-term debt	247,752	247,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000)	867	867
Common stock, $.004 par value:
Authorized shares—30,000,000 Issued and outstanding shares—16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	80,009	76,512
Deficit accumulated during the development stage	(37,502,589)	(46,349,554)

Total stockholders' equity	28,090,619	19,240,157

Total liabilities and stockholders' equity	$30,699,626	$21,322,708

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) Through September 30, 2001
	2000	2001	2000	2001
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Grant revenue	—	9,617	—	140,083	140,083
Product and contract service revenue	248,003	62,336	248,003	225,246	337,705

Total revenue	248,003	71,953	248,003	365,329	2,428,788
Costs and expenses:
Manufacturing, research and development	2,806,473	2,252,344	6,047,311	6,312,324	29,713,765
Amortization of acquired intangibles	2,271,743	119,312	2,271,743	357,936	5,017,384
Selling, general and administrative	1,260,086	859,131	3,582,166	3,140,011	19,139,024

Total operating loss	(6,090,299)	(3,158,834)	(11,653,217)	(9,444,942)	(51,441,385)
Other income (expense):
Interest income	497,209	132,822	1,247,325	599,530	5,433,857
Interest expense	—	—	—	—	(646,293)
Minority interest in loss of consolidated subsidiary	135,722	—	294,705	—	22,459
Amortization of deferred gain on joint venture	—	225,725	—	677,175	1,580,075
Equity in net loss of joint venture	—	(260,711)	—	(678,728)	(1,444,035)
Other, net	—	—	—	—	145,768

Total other income	632,931	97,836	1,542,030	597,977	5,091,831

Net loss	(5,457,368)	(3,060,998)	(10,111,187)	(8,846,965)	(46,349,554)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(5,457,368)	$(3,060,998)	$(10,111,187)	$(8,846,965)	$(48,219,587)

Net loss per common share	$(.34)	$(.19)	$(.68)	$(.53)

Weighted average number of common shares outstanding	16,031,959	16,541,621	14,949,410	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) To September 30, 2001
	2000	2001
Operating activities
Net loss	$(10,111,187)	$(8,846,965)	$(46,349,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,821	685,339	2,371,126
Amortization of deferred gain on joint venture	—	(677,175)	(1,580,075)
Equity in net loss of joint venture	—	678,728	1,444,035
Acquired in process research and development charges	2,271,743	—	4,659,448
Compensatory stock issue	—	—	25,000
Minority interest in net loss	(294,705)	—	(22,459)
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	80,956	(130,694)	(144,470)
Inventory	917	5,498	(5,224)
Prepaid expenses and other current assets	114,657	356,938	(151,611)
Accounts payable and accrued liabilities	469,820	(461,842)	672,351
Deferred revenue	—	(64,614)	—
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(7,023,978)	(8,454,787)	(40,492,022)
Investing activities:
Purchase of marketable securities and short-term investments	(121,894,220)	(715,893)	(348,928,507)
Proceeds from sale of marketable securities	106,519,693	19,610,612	341,467,565
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(351,638)	(98,228)	(2,866,335)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	(621,397)	—	(622,755)

Net cash provided by (used in) investing activities	(16,347,562)	18,796,491	(3,828,960)

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) To September 30, 2001
	2000	2001
Financing activities:
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	93,637	—	93,637
Proceeds received from exercise of stock warrants	22,251	—	28,501
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	3,430,980	—	2,624,000
Net proceeds received from issuance of preferred and common stock	24,195,695	—	57,972,641

Net cash provided by financing activities	27,742,563	—	58,277,101
Effect of exchange rate changes on cash	(593,686)	(3,497)	76,512

Net increase in cash and cash equivalents	3,777,337	10,338,207	14,032,631
Cash and cash equivalents at beginning of period	3,426,059	3,694,424	—

Cash and cash equivalents at end of period	$7,203,396	$14,032,631	$14,032,631

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)
For the Nine Months ended September 30, 2000 and 2001

1.  Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

    The accompanying financial statements have been prepared by the Company without audit, in accordance with principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine-month period ending September 30, 2001 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the year ending December 31, 2001.

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

2.  Recently Issued Accounting Pronouncements

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    We are required to adopt the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

    Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $2,725,000 and unamortized other intangible assets in the amount of approximately $998,000, before the accounting for the acquisition of Genopoeitic all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was approximately $239,000 and $358,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practical at the date of this report to reasonably estimate the impact of adopting these Statements on our consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

PART I—FINANCIAL INFORMATION

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

    Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve significant risks and uncertainties, and in light of the significant uncertainties inherent in such statements, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. In fact, actual results could differ materially from those contemplated by such forward-looking statements. Many important factors affect the Company's prospects, including, the results of the current FDA clinical hold for the M-Vax and O-Vax clinical trials and other FDA questions regarding those products, the resolution of the issues related to the FDA's issuance of a Warning Letter as a result of their review of the Company's manufacturing facility, the Company's ability to obtain substantial additional funds, to integrate the Genopoietic product candidates and technologies into the Company's business, to obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to meet obligations and required milestones under its license agreements, to be capable of producing drug candidates in commercial quantities at reasonable costs, to compete successfully against other products, and to market products in a profitable manner, as well as other risks detailed from time to time in AVAX's public disclosure filings with the Securities and Exchange Commission, including, without limitation, the risk factors set forth in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events.

Plan of Operation

    Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since it's founding and has incurred a cumulative net loss of approximately $46,349,554 as of September 30, 2001. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs in the U.S. and in France.

    The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. In March 2001, the Company's clinical trials for M-Vax and O-Vax were placed on clinical hold by the U.S. Food and Drug Administration (FDA). In conjunction with the clinical hold, FDA conducted an inspection of the Company's manufacturing facility located in Philadelphia. The facility inspection was completed by the FDA on May 25, 2001, and the Company received a Form 483 to which it responded on June 29, 2001. On October 30, 2001, in response to the Company's letter, the FDA issued a warning letter to the Company.

    The Company has responded twice to FDA letters regarding the clinical hold and recently held a conference call with the FDA to discuss specific issues related to the hold, the vaccine technology and proposed product changes to the vaccine technology.

    In developing its responses to the FDA clinical hold letters, the Company has identified and begun to implement a number of product development initiatives related to its AC Vaccine Technology. As a result, the Company has determined certain product improvements to the vaccine may be instituted that the Company anticipates will make the vaccine more viable from a regulatory and commercial perspective. The Company is evaluating (1) the prospect of freezing the haptenized cells for distribution to the end user, (2) steps that can be taken to help ensure that tumors received by the Company are sterile and (3) tests to determine the minimal number of cells necessary for the vaccine to be effective. Based upon the results of these tests the Company anticipates that it will re-design the current clinical programs to take advantage of these potential product improvements at the time the Company seeks to re-initiate its M-Vax and O-Vax clinical trials.

    Based upon the changes to the product, the FDA has recommended that the Company consider preparing and filing a new IND for the frozen vaccine. Prior to filing a new IND, the FDA has indicated that certain work related to the characterization of the product will need to be completed. As part of the Company's ongoing product development efforts the Company had already begun work on the characterization of the frozen vaccine product. At the recommendation of the FDA, the Company has decided to place its existing INDs for M-Vax and O-Vax on inactive status, given the FDA's view that the revisions to the manufacturing process, necessary to address the Agency's concerns, result in a new product from a regulatory perspective and given the Agency's recommendation that the Company file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA, the Company is determining the best strategy within which to recommence its clinical programs.

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

    For the nine and three months ended September 30, 2001 the Company realized product and contract revenue of $225,246 and $62,336, respectively, as compared with product and contract service revenue of $248,003 for the three and nine month periods in 2000. For the nine and three months ended September 30, 2001 the Company realized grant revenues of $140,083 and $9,617, respectively, versus no revenue recognized in the same periods of the prior year. The revenue and grant income relate to the manufacturing and research activities occurring at Genopoietic. The Company's ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization.

    The Company's manufacturing, research and development expenses have increased 4.38% from $6,047,311 in the nine months ended September 30, 2000 to $6,312,324 in the nine months ended September 30, 2001. The increased expenses relate to manufacturing and research activities occurring at Genopoietic (acquired in August of 2000). Amortization of acquired intangibles has decreased 84.24% from $2,271,743 to $357,936 as a result of the current years balance only including amortization of capitalized intangibles while the prior years expenses included an estimate of the write-off for acquired intangibles. The Company's selling, general and administrative expenses have decreased 12.34% from $3,582,166 in the nine months ended September 30, 2000 to $3,140,011 in the nine months ended September 30, 2001. Decreases in expenditures related to cost minimization initiatives were partially offset in the nine months of 2001 by administrative activities at Genopoietic.

Liquidity and Capital Resources

    The Company currently anticipates that its current cash resources should be sufficient to fund operations for approximately the next 14-21 months (from September 30, 2001), including the minimum funding to be provided to Genopoietic. Based upon the current operating plan, the Company expects a cash burn for the 12 months ending September 30, 2002, of approximately $8-10 million. This estimate of cash needs of the Company assumes that the Company will be successful with each of the development initiatives outlined in its July 17, 2001 investor conference call and the related Form 8-K filed on July 17, 2001 referred to in  6 below. The success of each initiative requires more cash (which is included in the estimated cash needs of the Company), while the abandonment of an initiative will reduce the short-term cash needs of the

Company. Accordingly, the greater the success of the Company in executing its current business plan with respect to each of its product initiatives, the greater the cash needs of the Company will be.

    The Company does not currently expect to be required to raise additional capital in the next 12 months, although from time to time, the Company may avail itself of opportunities in the capital markets to raise additional capital if acceptable terms can be obtained. The Company's working capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, and the ability of the Company to establish collaborative arrangements with other organizations. There can be no assurance that the Company's current cash resources will be sufficient to fund its operations for the next 14-21 months (from September 30, 2001), as changes in any of the factors described in the preceding sentence (or other unforeseen changes in the Company's business) could directly affect the rate at which the cash resources of the Company are used by the Company. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations.

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

Item 1.  Legal Proceedings:

    None

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits:

11.1
Statement Concerning Computation of Per Share Earnings

(b)
Reports on Form 8-K:

    The Company filed one report on Form 8-K during the three months ended September 30, 2001:

    A Form 8-K was filed on July 17, 2001, discussing an investor conference call held on July 17, 2001 which dealt with the current status of the Company's clinical programs and the Company's plans for moving forward in the development of its clinical programs.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc. (Registrant)
Date:	November 14, 2001
/s/ DAVID L. TOUSLEY David L. Tousley Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date:	November 14, 2001
/s/ RICHARD P. RAINEY Richard P. Rainey Vice President Finance & Administration (Principal Accounting Officer)

QuickLinks

Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
PART I—FINANCIAL INFORMATION
  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
Signatures