Form 10KSB
period 2001-12-31
AVAX TECHNOLOGIES INC
filed 2002-04-01
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001	Commission file number: 333-09349

AVAX TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	13-3575874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9200 Indian Creek Parkway Suite 200 Overland Park, KS
(Address of principal executive offices)	66210 (Zip code)

Issuer's telephone number: (913) 693-8491

4520 Main Street, Suite 930
Kansas City, MO 64111
(former name or former address, if changed since last report)

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

        The issuer's revenues for the period ended December 31, 2001 were $541,355.

        As of February 28, 2002, 19,210,846 shares of the registrant's common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the reported closing price of the common stock on the Nasdaq Stock Market, on February 28, 2002, was $9,797,529. Shares of common stock, beneficially owned by each executive officer and director and each person who beneficially owns 10% or more of the outstanding shares of common stock, have been excluded, in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

        Transitional Small Business Disclosure Format:  Yes           No   X

AVAX Technologies, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this Report, in other filings with the SEC and in press releases and other public communications throughout the year, AVAX Technologies, Inc. ("AVAX" or the "Company") makes, or will make statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about AVAX's future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on the Company's current expectations. Many of these statements are found in the "Description of Business" section beginning on page 1.

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors might include:

  •
  Uncertainty about whether the Company's products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S., including the increased uncertainties created by the FDA hold on the M-Vax and O-Vax clinical trials in 2001.

  •
  AVAX's history of operating losses, its continuing cash requirements, its need to raise more money during calendar year 2002 or early 2003, and the uncertainty of the Company's future profitability.

  •
  Uncertainty about whether the Company's AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company's AC Vaccine products will be commercially accepted and profitable.

  •
  The Company's difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for the Company's planned clinical trials.

  •
  The expenses, delays and uncertainties associated with obtaining insurance and governmental reimbursements of the costs of a product once it has been commercialized in a country.

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

AVAX TECHNOLOGIES, INC.

PART I

ITEM 1.    Description of Business

GENERAL

        AVAX is a development stage biotechnology company with international operations, specializing in the development and commercialization of individualized therapies and other novel products and technologies for the treatment of cancer and other life-threatening diseases. The Company's lead development program is a patented autologous cell technology (AC Vaccine) that attempts to stimulate a patient's own immune system to recognize, contain and eliminate cancer cells. AVAX is based in Overland Park, Kansas, with operations in Philadelphia, Pennsylvania, Rennselaer, New York, Lyon, France and Melbourne, Australia.

        In 1995, AVAX identified the AC Vaccine research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University in Philadelphia, and licensed the rights to Dr. Berd's research. In December 1996, AVAX licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey, certain patent applications relating to a series of anticancer agents or compounds known as topoisomerase targeting anticancer agents. In February 1997, AVAX licensed from The Texas A&M University System an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer fighting anti-estrogen compounds.

        In August 2000, the Company acquired Genopoietic S.A. and its corporate affiliate ("Genopoietic"), based in Lyon, France, which develops cell and gene-based therapies in collaboration with Pierre et Marie Curie University ("UPMC") and Centre National de la Recherche Scientifique "CNRS".

        In August 2001, the Company obtained an option to license the rights to a gene therapy treatment for the treatment of the genetic disease SCID (Severe Combined Immunodeficiency Syndrome), a fatal genetic disease that leaves the afflicted, typically male babies, unable to develop an immune system.

        AVAX is a typical development stage biotech company in that it is not currently generating any material revenue and has not yet made a profit.

        The Company is focusing its efforts on the development of an immunotherapy for the treatment of cancer. Although, many different types of drugs are used to treat a variety of cancers, no one drug has been found to be a cure for the disease. Given the need for new effective treatments for cancer, a drug that effectively treats cancer could have a large market potential. In many cases, surgery is the first treatment performed on cancer patients, and, if a treatment following surgery were to prove broadly applicable and safe, its market potential could be significant. In addition, such a treatment would enable the health care system to realize significant overall cost savings due to a reduction in the number of cases of recurrent disease requiring hospitalization and ongoing clinical and home care.

        Historically, chemotherapy and radiotherapy have been the only accepted post-surgical treatments for cancer. Chemotherapy is the prevention or treatment of disease by administering chemical agents. Radiotherapy is the prevention or treatment of disease by electromagnetic or particulate radiation. Alternatively, immunotherapy, which is a rapidly expanding segment of cancer therapy, treatment and research, is the treatment of disease or infection by stimulating the body's immune system through a process of immunization. One example of immunotherapy is vaccination. When a person is vaccinated or immunized for a particular disease or infection, that person is injected with portions of or all of the disease agent itself, which stimulates the body's immune system to recognize and fight the foreign agent. In this way, he or she develops an immune memory to the disease or infection. Immunotherapies that are being developed to treat cancer are intended to act in the same way.

        A cancer cell, in the most simple terms, is an abnormal cell that evolves from previously healthy cells. Cancer is characterized by the uncontrolled growth and spread of these abnormal cells that escape from the control of the body's immune system. Because your body itself produces these abnormal cells, your immune system does not recognize the cancer cells as foreign, and therefore, scientists believe, does not respond by attacking and destroying the abnormal cells. Cancer cells that escape an immune system attack can then spread throughout the body by a variety of means. Consequently, the cancer cells invade and destroy healthy tissue, which can ultimately lead to a person's death if untreated.

        Cancers, composed of either solid tumors or blood-borne cancerous cells, tend to spread over time to other tissues and organs in the body. Cancer may be diagnosed at any stage of the disease, from very early (best prognosis) to very late (worst prognosis). When cancer is detected early and has not yet spread to other organs and tissues, surgical removal of the tumor is often effective. While this treatment is effective in many types of cancers, in cases in which removal of the tumor is incomplete or in which the cancer has spread to distant sites in the body, the patient's prognosis is poor. Moreover, if the cancer is not discovered until cancer cells from the primary tumor have already entered the blood or lymphatic system and established new tumors at distant sites, the cells and the tumors they form are difficult to treat with current technology. Chemotherapy and radiotherapy have traditionally been the accepted methods of treatment in these cases. Although there have been many advances in the development of more effective and targeted cancer treatments, the Company believes there is still an unmet need for better and more specific cancer therapies. Through its license and research agreements, AVAX is developing a range of treatments for cancer and other life threatening diseases.

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

        AVAX's principal executive office is located at 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas 66210. The telephone number at that address is (913) 693-8491.

TECHNOLOGY AND PRODUCT CANDIDATES AND SERVICES

AC Vaccine Technology

        AVAX licensed from Thomas Jefferson University an issued U.S. patent and certain U.S. and foreign patent applications covering a cancer vaccine containing a cancer patient's own modified tumor cells and a method for making and using this type of vaccine (the "TJU License"). The Company's autologous cell vaccine ("AC Vaccine") is a vaccine made using a patient's own tumor cells, which is designed to stimulate a patient's immune system to recognize, contain and eliminate the cancer cells. The method for creating and using the AC Vaccine ("AC Vaccine technology") involves the removal of a patient's own tumor cells, and then modifying the tumor cells by joining or combining them with a smaller molecule called a hapten. Once the tumor cells have been modified (haptenized), the hapten-modified cells are injected into the patient along with an adjuvant, which is an agent that helps stimulate the immune response. This combination is recognized as foreign by the body's immune system, which elicits an immune response against the hapten-modified tumor cells. This approach is based on the premise that if the patient has a strong immune response to the hapten-modified tumor cells, this may be followed by the development of an immune response to the unmodified tumor cells.

In this way, through the development of immune memory, the body's immune system would be triggered to attack and eliminate the unmodified cancer cells that it would now see as an intruder.

M-Vax

        The Company's leading AC Vaccine product candidate is M-Vax, which is designed as an immunotherapy for the post-surgical treatment of late stage (stage 3 and 4) melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the U.S., Australia, northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to UV radiation in sunlight appears to be the most significant factor behind this increase. The National Cancer Institute estimates that the incidence of melanoma is growing at a rate of approximately 4% annually.

        Melanoma patients may be categorized according to the following staging system:

  •
  Stage 1—lesion less than 1.5mm thickness and no apparent spreading from primary cancer site (metastasis);

  •
  Stage 2—lesion greater than 1.5mm thickness and local spreading from primary cancer site;

  •
  Stage 3—metastasis to regional draining lymph nodes and regional spread from primary cancer site; and

  •
  Stage 4—distant metastasis.

        Historically, patients with stage 3 melanoma have been treated with a year-long regimen of alpha interferon post-surgically, which is a biological therapy and currently the only U.S. Food and Drug Administration ("FDA")-approved post-surgical treatment for patients with stage 3 melanoma. While alpha interferon use prolongs relapse-free survival, its impact on overall survival is questionable. Further, use of alpha interferon can be associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to limited efficacy and highly toxic side effects, chemotherapy has not been widely used in the treatment of stage 3 patients.

        The Company believes that M-Vax is the first immunotherapy to suggest, from clinical trial results, that its use may result in a substantial improvement in the survival rate for patients with stage 3 melanoma. Published information on the use of M-Vax has reported five-year survival of approximately 50%. In these reports, 214 patients with stage 3 melanoma, who had already had their lymph node tumors excised and processed into vaccines, were treated with M-Vax. These studies are mature with most surviving patients being followed for at least 5 years. This compares with the historical post-surgical survival rates of approximately 22-32%, and the published post-surgical survival rate for treatment with high dose alpha interferon of approximately 32% in patients whom the Company believes are comparable to those treated with M-Vax. In a total of over 400 melanoma patients treated by TJU or the Company in Phase 1-2 clinical trials, no serious side effects have been reported and the Company believes that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

        Patients who receive M-Vax may develop an immune response to their own melanoma cells as measured by a delayed-type hypersensitivity (DTH) test. A delayed type hypersensitivity test measures the activity of T-lymphocytes, which are cells that are crucial in triggering the body's immune system. This activity is manifested by a positive DTH test—the development of a hive at the site of injection of a test material. In the stage 3 adjuvant studies, patients who developed positive DTH to their own melanoma cells that were not modified with the hapten had significantly greater chance of 5-year year survival (61% vs. 30%). AVAX believes that the DTH test can be used as a surrogate marker of vaccine activity.

        AVAX has explored the dose-response relationship of M-Vax. The intensity of the DTH response is unchanged over a wide range of doses. Moreover, through the analysis of past clinical experience with the vaccine, dead tumor cells in the vaccine contribute to the immune response as well as live, but replication-incompetent, tumor cells.

        As discussed below, the Company is developing a frozen vaccine product. See "Clinical and Product Development Status of the AC Vaccine Technology" below. The frozen vaccine product being developed by the Company is considered by the FDA to be a different product from the M-Vax product that was subject to the previously reported clinical trials. Therefore the previous results of the Company's clinical trials and the clinical trials conducted by Dr. Berd at TJU may not be as useful to the Company as that data would be if the Company were continuing the M-Vax product in exactly the same form prior to the FDA clinical hold.

O-Vax

        O-Vax is designed as an immunotherapy for the treatment of ovarian cancer. Ovarian cancer is the fifth most common cancer among women and the leading cause of death from gynecological malignancy in the U.S. It is estimated that 1 in 55 women will develop ovarian cancer in her lifetime. Moreover, although up to 80% of women initially respond to standard chemotherapy, the majority of these women will subsequently develop recurrent disease. Currently, there are no therapies available for patients who initially respond to chemotherapy, but are at high risk of having their cancer return.

        The Phase 1/2 clinical trials for O-Vax showed a positive immune response to unmodified tumor cells in the first eight of nine adjuvant patients treated, as measured by a DTH test. Similar results have also been obtained in comparable numbers of patients with advanced or stage 4 ovarian cancer. The Company believes these results in both patient groups are promising, considering that, unlike the patients treated with M-Vax, the patients administered with O-Vax initially received chemotherapy.

Clinical and Product Development Status of the AC Vaccine Technology

        In 1998, the FDA approved a Company sponsored multi-center clinical trial comparing M-Vax to Interferon for the treatment of melanoma. Additionally, the FDA authorized AVAX to begin Phase 2 clinical trials of O-Vax. In March 2001, the Company received notification from the FDA that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA. The written notification from the FDA confirming the clinical hold primarily dealt with the sterility of autologous tumors received by the Company and the assurance that vaccines to be provided to patients would meet FDA sterility guidelines.

        In concert with the clinical hold, the FDA inspected AVAX's manufacturing facility in Philadelphia. This FDA inspection resulted in the issuance of a Form 483 and a formal Warning Letter. The Company has submitted numerous responses to the FDA relating to the clinical hold, the Form 483 and the Warning Letter, and has met with the FDA on various occasions in 2001 and the first quarter of 2002.

        In working with the FDA to resolve the issues identified as part of the clinical hold, the Form 483 and the Warning Letter, AVAX has proposed changing the production processes surrounding the AC Vaccine so that the final product would be produced and frozen for distribution. The proposed changes to the vaccine would require the Company, upon receiving the incoming tumor, to digest the cells as with the past procedure but in a change from the prior procedure, the Company would then perform the various steps of irradiating and haptenizing the cells prior to cryo-preserving the cells. This would allow the Company to produce a single lot of vaccine for each patient and would allow all the requisite sterility and other release testing of the vaccine prior to shipping the vaccine for administration.

        In evaluating this approach, the FDA indicated that these changes to the product's manufacturing requires that the frozen vaccine product be regarded as a new product, and that AVAX would be required to file new IND's for the frozen vaccine product in order to initiate clinical trials. Based upon these discussions the Company inactivated the existing clinical programs for M-Vax and O-Vax.

        AVAX has held pre-IND meetings with the FDA to discuss its clinical programs and the issues relating to the manufacturing requirements of the frozen vaccine. In addition to providing the Company guidance on the Company's proposed clinical programs, the FDA has allowed the Company to resume bringing tumor samples, for developmental purposes only, back into it's Philadelphia manufacturing facility. This will allow the Company to validate the new manufacturing processes, in preparing the frozen vaccine. Upon acceptable validation of these processes the Company anticipates it will be able to file an Investigational New Drug application for M-Vax. Currently the Company anticipates making this filing at the end of the second quarter of 2002.

Other AC Vaccine Product Candidates

        The Company believes that the AC Vaccine technology used to develop M-Vax and O-Vax may have applications in the treatment of other cancers, including renal, breast, kidney, lung and colorectal cancers, as well as acute myelogenous leukemia. AVAX will look to fund the pre-clinical or initial clinical development of this technology for one or more of these indications, only after it has secured additional funding to enable such development.

SCID—Xl Technology

        The Company has been granted an option to license the gene therapy technology developed by Professor Alain Fischer, M.D. Ph.D. for treatment of the genetic disease, X-linked severe combined immunodeficiency (SCID-Xl), also known as the "bubble boy disease." During 2001, the Company also received the designation of SCID-Xl as an Orphan Medicinal Product by the European Agency for the Evaluation of Medicinal Products (EMEA). This designation gives product exclusivity to the Company in the European Union for ten years following marketing approval. AVAX has also applied for Orphan Drug designation in the United States.

        Severe Combined Immundeficiency (SCID), a rare genetic disorder, is caused by different genetic defects, but the primary syndrome for all types is reduced or absent immune functions. SCID-Xl, which accounts for 50-60% of total SCID cases (1 in 150,000 births) is a recessive hereditary disorder characterized by defective T lymphocyte and Natural Killer (NK) cell differentiation. This defect is caused by mutations of the c encoded receptor subunit of interleukin receptors, which participate in the delivery of signals to stem cells so their differentiation into immune cells may occur. In SCID-Xl patients, T cells in blood and the lymphoid organs are extremely infrequent or absent, whereas B cells are usually present, yet functionally impaired. This results in an almost nonexistent immune system in newborns once the protection of their maternal antibodies disappear. Affected infants develop severe and persistent infections and are highly susceptible to infections that may become deadly. In addition, routine childhood immunizations with live attenuated vaccines can result in life threatening infections. Due to these factors, without treatment, the life expectancy for these infants is about one year.

        The technology developed by Dr. Fischer is based on the correction of the immune deficiency by introduction of a normal duplicate of the yc gene into the patient. This is accomplished through an ex vivo (outside the body) transfer of the yc gene into the patients own bone marrow cells. The cells are modified using a retroviral vector that contains the corrected yc chain of the DNA (which in these patients has mutated). The retroviral vector transfers the yc chain into the cell and incorporates the corrected c chain into the cells' DNA, effectively replacing the mutated component of the DNA. Three days following this genetic transfer, the newly modified autologous bone marrow cells are re-injected into the patient intravenously. This gene transfer will partly or completely mend the patient's immune system deficiency.

        Data collected from five infants in a clinical trial conducted by Dr. Fischer indicate that four of the five infants participating in the study have developed and sustained function of their immune system without additional medical treatment. One of the five infants did receive additional medical treatment after the gene transfer. All of the infants have left their protective environment and have been home for over two years without any additional treatment. In addition, the infants have been successfully vaccinated with routine childhood vaccinations. No adverse events have been reported with a follow-up time of 36 months for the first patient.

        Recently, in conjunction with the Company, a clinical trial of the SCID-Xl technology has been initiated in Australia in collaboration with the Children's Hospital at Westmead. To date one patient has been treated and the treatment has been well tolerated as of this time.

Novel Anti-Estrogens

        The Company has licensed from The Texas A&M University System ("Texas A&M") an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors (the "Texas A&M License"). U.S. patents for both the Texas A&M compounds and their anticancer uses have been filed by Texas A&M. During 2001, AVAX announced the issuance of a U.S. patent on the use of its anti-estrogen compound in combination with Tamoxifen. The Company has made certain foreign patent applications related to this combined use. The Company will evaluate additional U.S. and non-U.S. patent coverage based on the results of ongoing laboratory research.

        Anti-estrogens have been proven to be clinically useful anticancer therapies. Current treatments designed to regulate estrogen expression, such as Tamoxifen, regulate expression through the estrogen receptor, which is a nuclear protein that upon binding to the hormone binds to DNA and activates transcription of a series of hormone-responsive genes. Although Tamoxifen and other selective estrogen receptor modifiers have shown clinical benefit in battling breast cancer, there has also been noted significant side effects to these treatments, primarily involving estrogenic activity in the uterus, resulting in endometrial hyperplasia and elevated frequency of endometrial cancer.

        The Company's anti-estrogen technology works on the estrogen receptor indirectly through the aryl hydrocarbon receptor. In pre-clinical studies of the Company's compounds, it has been documented that there is an inhibitory cross talk between the aryl hydrocarbon receptor and the estrogen receptor. Additionally, as documented in a recent publication in Cancer Research (2001 May 15; 61(10):3902-7) these compounds have been shown to enhance the anticancer activity of Tamoxifen in the breast while blocking the uterine estrogenic effects of Tamoxifen.

        6-MCDF, the Company's lead compound, was selected by the Drug Development Group ("DDG") of the National Cancer Institute ("NCI") for further development under the Developmental Therapeutics Program ("DTP") of the NCI/NIH. The Company was recently informed that 6-MCDF was accepted for a Phase IIa pre-clinical development program for studies on formulation, range finding toxicology and additional efficacy testing. It is anticipated that these studies will be completed in the fall 2002, at which point a decision will be made regarding performing pre-clinical toxicology studies that would be used to support an IND submission in early 2003.

        Under AVAX's agreements with Texas A&M, the Company intends to continue to expend resources on the research and development of these compounds. As the development progresses, the Company may explore strategic opportunities to license its rights to further develop these compounds to another company.

Topoisomerase Targeting Anticancer Agents

        In December 1996, AVAX licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey (collectively, "Rutgers"), certain patent applications relating to a series of anticancer agents or compounds (Topoisomerase targeting compounds), that interact with Topoisomerase I and Topoisomerase II enzymes (the "Rutgers License").

        Topoisomerases are key enzymes needed for remolding DNA, a necessary function for cell division and malignant tumor growth. These enzymes are over-produced in tumor cells. Interfering with the function of these enzymes effectively transforms them into cellular poisons that cause cell death. In addition, there are defense mechanisms in normal cells that can protect against the adverse affects of topoisomerase targeting agents. Thus, this class of anticancer compound could achieve selective toxic activity against tumor cells. Inhibitors of these enzymes have been proven to be clinically useful anticancer therapies.

        Both U.S. and non-U.S. patents for the Rutgers compounds and their anticancer and anti-infective uses have been filed. The Company holds a license to a number of U.S. patents granting claims to novel compounds that target human topoisomerase I enzymes. These are novel compounds that are not camptothecan based, unlike currently approved topoisomerase I inhibitors. A number of these compounds exhibit significantly enhanced potency as compared to existing marketed topoisomerase compounds against solid tumors. In addition, the Company believes these agents have demonstrated superior chemical stability, and the ability to overcome some of the more common forms of resistance to chemotherapy (overexpression of MDR1 and BCRP) observed with human cancer cells. These agents also offer significant potential therapeutic advantages relative to those agents in current clinical use. The Company has selected a lead compound for further pre-clinical and clinical development. As the development progresses, the Company may explore strategic opportunities to license its rights to further develop these compounds to another company and may also explore collaborative development relationships related to the compounds.

TK Suicide Gene Technology

        TK suicide gene therapy is a technology based on the thymidine kinase ("TK") gene developed to prevent graft-versus-host disease ("GVHD") following allogeneic (or foreign donor) bone marrow transplantation and to induce transplantation tolerance after allogeneic organ transplantation. AVAX has completed initial Phase 1 testing of its TK suicide gene technology in 20 patients with glioblastoma, a malignant brain tumor, and 11 patients with late stage melanoma. Data indicate that there were no serious side effects associated with the therapy.

        In February 2001, AVAX received a contract from the French army to prepare a clinical trial of the Company's TK suicide gene program for the prevention of GVHD following foreign bone marrow transplantation for patients who have been exposed accidentally to acute irradiation. The contract will allow the Company to apply its gene therapy technology to a new indication in its GVHD program. With the exception of this contract, AVAX has ceased further development work on this product and is evaluating opportunities regarding further development of the program or divestiture.

Autologous Chondrocytes

        Autologous chondrocytes are cultured, patient-specific cartilage cells that are re-injected into a patient and help repair damaged joint cartilage. The process involves taking grafts of the patient's cartilage and culturing the cells to grow new cartilage for replacement in the patient. The technology consists of: (1) taking a small biopsy of healthy cartilage of the patient under arthroscopy, (2) separating out the mature cartilage cells (chondrocytes) and culturing those cells in a central facility, (3) sending back the cultured chondrocytes to the surgeon; and (4) re-implanting the cells on the defective cartilage by a surgical procedure in order to repair the injury. The Company is currently evaluating various business opportunities as they relate to the chondrocytes in select European countries. The Company has ceased development work on this product and will not advance the program without the assistance of a partner.

        The Company has recently received reimbursement approval from the Australian Department of Health and Aged Care (Prostheses and Rehabilitation Section) for Arthrocell, Autologous-Cultured Cartilage. Through its Australian subsidiary's the Company is investigating the market opportunities to begin manufacture and distribution of Arthrocell in Australia. At this time the Company does not have the capability to manufacture Arthrocell in Australia and is evaluating potential ways to acquire such manufacturing capability.

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

        In connection with the TJU License, the Company and TJU also entered into a Clinical Study and Research Agreement (the "TJU Research Agreement"). Under the TJU License and the TJU Research Agreement, the Company has agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. The Company renewed this agreement for a three-year period through November 2004.

        The Company is presently obligated to spend a minimum of $500,000 per year on the development of the AC Vaccine technology until commercialized in the United States. This spending includes funding provided pursuant to the TJU Research Agreement, internal Company expenditures and external expenditures incurred by the Company. If AVAX files for FDA approval of a Company-sponsored marketing application for the right to market an AC Vaccine product, the Company may elect to spend less than $500,000 per year on the development of the AC Vaccine technology during the period of time the marketing application is under review by the FDA.

        The Company is also obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology.

Genopoietic Research Funding Agreement

        In connection with the Company's acquisition of Genopoietic and its corporate affiliates, AVAX entered into the Research Funding Agreement in August 2000 with Genopoietic to provide funding to its wholly-owned subsidiary for direct costs of basic scientific research in areas of mutual interest to the Company and Genopoietic. Subject to the fulfillment of certain funding conditions, AVAX agreed to provide up to an aggregate of $8,000,000 to Genopoietic for the period ending July 31, 2005. Provision of this funding is contingent upon the Company's financial health and may be withheld at the discretion of Company management. At the Company's option, the funds may be provided as additional contributions to the capital of Genopoietic, as payment of indebtedness owed by Genopoietic to third parties or as a long-term loan to Genopoietic.

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

        In connection with the Texas A&M License, in May 1997, Texas A&M and the Company entered into a three-year Sponsored Research Agreement (the "Texas A&M Research Agreement"). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M's research. Texas A&M waived any up front payment by the Company for the Texas A&M License in recognition of the Company's three-year research funding commitment. This research agreement has been extended through January 2003.

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

        The Company is presently obligated to spend an aggregate of not less than $500,000 each year until the first year of commercial marketing of a product derived from the Rutgers compounds, for the research and development, regulatory approval, manufacture, and marketing and selling of a product derived from the Rutgers compounds. This spending includes funding provided pursuant to the Rutgers Research Agreement, internal Company expenditures and external expenditures incurred by the Company.

        AVAX is also required to pay royalties on the Company's worldwide net sales revenue derived from the Rutgers compounds and a percentage of all revenues received from sublicenses of products derived from the compounds.

RESEARCH AND DEVELOPMENT EXPENSE

        In 2000, the Company incurred research and development expense of $9,405,318. In 2001, the Company incurred research and development expense, and certain costs associated with the Company's manufacturing facility in Lyon, France of $8,099,678. Research and development expenses have been $31,501,119 for the period from inception through December 31, 2001.

MANUFACTURING AND MARKETING

AC Vaccines—General

        The AC Vaccine products being developed by AVAX are individualized therapies which are manufactured by first receiving cells from a patient, treating those cells and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor's office for administration to the patient. AVAX believes that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for the vaccine is "cells in-product out," where the final product looks like a traditional mass-produced drug to the end-user, but is manufactured individually made.

Manufacturing M-Vax and O-Vax in the U.S.

        The Company's manufacturing facility in Pennsylvania serves as the central U.S. manufacturing center for the production and distribution of M-Vax and O-Vax for the Company's previous and planned clinical trials. The Pennsylvania facility was built to comply with current Good Manufacturing Practice standards, however, as part of the final regulatory approval of M-Vax for commercialization, the manufacturing facility will have to be licensed by the FDA. As discussed above, the Company received a Form FDA 483 in June 2001 and a Warning Letter from the FDA in November 2001 relating to the FDA's previous inspection of the Pennsylvania facility. The Company has filed its responses to the Form FDA 483 and the Warning Letter.

Other Cell and Gene Therapies

        Pursuant to the Company's acquisition of Genopoietic, AVAX now leases a GMP quality manufacturing facility in Lyon, France. The facility is currently being used to produce the retroviral vectors used as part of the SCID-Xl technology, vectors related to the Company's TK suicide gene products and autologous chondrocytes for the ongoing pre-clinical studies of those technologies and other retroviral vectors and monoclonal antibodies as a contract manufacturer for other companies and research institutions. In addition, the Lyon facility has been involved in assisting in the product development efforts and testing related to the AC Vaccine.

Marketing M-Vax in Australia

        On December 1, 1999, the Company, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"), entered into a definitive joint venture agreement with Neptunus International Holdings Limited, a pharmaceutical group in Australia which has been subsequently renamed Australian Vaccine Technologies Ltd. ("AVT"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, holds the rights to manufacture and market M-Vax in Australia, and has similar rights in New Zealand.

        In July 2000, AVAX began marketing M-Vax in Australia. AVAX is the first company to commercialize a centrally produced cancer vaccine for melanoma, custom-made from a patient's own tumor cells. The joint venture has manufactured M-Vax in Australia through a contract manufacturing agreement with Bioenterprises Pty. Ltd.

        At December 31, 2001, AVAX Holdings held a 50% interest in the Australian joint venture entities. During January 2002, AVAX Holdings, through a wholly-owned subsidiary, re-purchased 90% of AVT's interest in the joint venture for approximately $1.6 million Australian Dollars (approximately $818,000 U.S. Dollars), which represented one half of the cash on hand in the joint venture net of liabilities at the date of closing. In addition, AVT will receive a small royalty on product sales made by AVAX Holdings in Australia and New Zealand.

        During 2001, AVAX Holdings prepared and submitted a dossier to the Australian Medical Services Advisory Committee ("MSAC") for re-imbursement related to M-Vax. Based upon the results of the MSAC review a decision will be made regarding M-Vax being approved for reimbursement under the Australian Medicare system. If AVAX Holdings does obtain reimbursement approval for M-Vax, the Company's believes that the product will experience significant market up take. It is the Company's intention to evaluate other opportunities regarding existing technologies of AVAX or other new and unique technologies that may be developed and marketed in Australia through AVAX Holdings.

Other Foreign Markets for M-Vax

        The commercialization of M-Vax in one or more European countries will be subject to meeting certain requirements determined by each applicable regulatory agency. In order to expedite the availability of M-Vax to melanoma patients in Europe, the Company is currently exploring a number of strategic options to assist in realizing these opportunities. AVAX also may pursue a similar regulatory approach for the manufacturing and marketing of its products in certain other countries.

SOURCES AND AVAILABILITY OF RAW MATERIALS

        The Company does not expect to encounter significant difficulties in obtaining raw materials for M-Vax, O-Vax or any other of its AC Vaccine products, because they are primarily composed of a readily available chemical reagents, 2,4 dinitrofluorobenzene (DNFB), and the patient's own tumor cells. In addition the vaccine is administered with a chemical adjuvant, BCG, which assists in stimulating the immune system. Should the supply of DNP or BCG significantly decrease, the Company may encounter problems preparing M-Vax, O-Vax, or any other AC Vaccine products.

COMPETITION

Cancer Drugs—General

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

Other Companies Developing Cancer Vaccines

        A number of companies or research institutions are developing cancer vaccines, including Ribi ImmunoChem Research, Inc./Corixa, Cancer Vax, and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in breast cancer; Intracel in colorectal cancer; Cell Genesys in lung cancer; Dendreon in prostate, multiple myeloma, ovarian and breast cancers; and Antigenics in renal cell and other cancers.

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

Autologous Chondrocytes

        If the Company begins to commercialize chondrocytes in Europe, it will compete directly with certain European universities and U.S. and European companies that have developed similar products, including Codon, Verigen, Isotis and Genzyme Biosurgery. Genzyme Biosurgery has been granted a BLA for chondrocytes in the U.S. The Company's autologous chondrocytes product also competes indirectly with alternative therapies for repairing damaged joint cartilage, including medicinal type treatments that are administered by injection and various surgical treatments.

GOVERNMENT REGULATION

        The research, pre-clinical development, clinical trials, product manufacturing and marketing conducted by or on behalf of the Company are subject to regulation by the FDA and similar health authorities in foreign countries. The proposed products and technologies of the Company also may be subject to certain other federal, state and local government regulations, including, the Federal Food, Drug and Cosmetic Act, Public Health Service Act, and their state, local and foreign counterparts.

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

EMPLOYEES

        As of December 31, 2001, the Company had a total of 43 full-time employees, including 20 full-time employees at the Company's subsidiary in France and four full-time employees at the joint venture operation in Australia, compared to a total of 54 total full-time employees as of December 31, 2000. The Company's other consultants, scientific advisors and directors devote only a portion of their time to the business of the Company.

RISK FACTORS

        Investing in the Company's securities involves a high degree of risk. Before making a decision about investing in the Company's securities, one should carefully consider the risk factors listed below, as well as the rest of the information contained in this annual report on Form 10-KSB and the Company's other reports filed with the Securities and Exchange Commission.

AVAX will need to raise more money during calendar year 2002 or early 2003.

        AVAX will need to raise more money some time during calendar year 2002 or early 2003 to continue research, product development and clinical development in 2003 and beyond and to pursue the manufacture and marketing of any products that it may develop. AVAX completed a $25.1 million private placement of common stock on March 10, 2000, which funds, together with other cash resources of the Company, will be sufficient to fund the Company's expected activities through the first quarter of 2003. Although AVAX expects its current cash resources to be sufficient to fund its operations through the first quarter of calendar year 2003, the period of operations that can be funded by the current cash resources of the Company will be affected by numerous factors, including the rate of cash expenditures on product development programs and clinical development programs. See "Management's Discussion and Analysis of Financial Condition and Plan of Operations" in this report and any quarterly reports on Form 10-QSB hereafter filed by the Company for a discussion of the current cash resources of the Company.

        AVAX has no way of knowing if it will be able to complete any additional financings in the future. Even if AVAX is able to obtain future financings, the terms offered to the Company may significantly limit its financial or operating flexibility, or may not be acceptable. If the Company fails to raise sufficient funds when needed and on reasonable terms, AVAX may have to cease some or all of its product development programs. Because of the declining stock price in 2001 and the substantial tightening of equity funding markets for biotechnology companies generally in 2001, the Company reviewed each of its development programs and the cash requirements of each throughout 2001. As a result of these reviews, the Company substantially reduced its then current and planned future expenditures for various product candidates. See "Item 6—Management's Discussion and Analysis of Financial Condition and Plan of Operation" for a discussion of cash expenditures by the Company in 2001 and anticipated cash needs of the Company in 2002.

The Company's AC Vaccine technology may not produce safe, effective or commercially viable products.

        The Company's AC Vaccine technology is a new approach to the treatment of cancer. It is a patient specific immunotherapy that utilizes the patient's own tumor cells to stimulate the patient's immune system to recognize, attack and destroy cancer cells. This core technology applies to all types of cancer, but treatment of each type of cancer may require slight modifications in the selection and processing of a patient's cells for production of the appropriate AC Vaccine. Several companies are developing immunotherapy products, but AVAX is not aware of any specific immunotherapy products developed for the treatment of cancer that have been approved by the FDA for commercial marketing. If the AC Vaccine technology fails to generate products that can be successfully developed and commercialized, the Company's business and financial condition will be materially and adversely affected.

        Because the frozen vaccine product being developed by the Company is considered by the FDA to be a different product from the M-Vax and O-Vax products that were subject to the Company's clinical trials, the evidence of efficacy and safety of M-Vax and O-Vax previously realized in the clinical studies conducted by Dr. Berd at TJU and in the Company's clinical trials may not be considered as evidence of the efficacy or safety of the frozen vaccine products now being developed by the Company.

Even if the AC Vaccine is safe and effective, commercial acceptance and profitability is not guaranteed.

        Even if M-Vax and O-Vax are safe and effective, that does not guarantee commercial acceptance. Because the AC Vaccine technology is a new approach to the treatment of cancer, it must be accepted by both patients and physicians before it can be successfully commercialized. The marketplace of ideas, technologies and information is crowded, and AVAX must develop the means to reach leading specialist physicians in each market with the AC Vaccine story. The availability of governmental and insurance reimbursements of the costs of the vaccine is critical to ultimate physician and patient acceptance of the AC Vaccine technology.

The U.S. clinical trial and regulatory approval process for the Company's products will be expensive and time consuming, and the outcome uncertain.

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

        During 2001 the Company received notification from the FDA that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA. In addition, the FDA conducted reviews of AVAX's manufacturing facilities in Philadelphia that resulted in the FDA issuing a Form 483 and later a formal Warning Letter. In working with the FDA to resolve the issues identified as part of the clinical hold, the Form 483 and the Warning Letter, the Company has experienced the difficulties that arise from seeking to obtain regulatory approval of a novel therapy, such as the AC Vaccine technology.

The Company is operating in a regulated industry where the guidance for acceptable manufacturing and testing of the Company's products and processes are evolving.

        Regulatory standards require that the Company must produce its products in compliance with Good Manufacturing Practice. These requirements, as dictated by the United States Federal Food, Drug, and Cosmetic Act, adopt the methods for end product standards and methods of analysis as published in the United States Pharmacopeia ("USP"). In February 2002, the USP issued a new general information chapter entitled "cell and gene therapy products," which becomes effective April 2002. This relates to the production and testing of cell and gene therapy products. This is the first known industry general guideline specifically related to cell and gene therapy products. New guidance can be expected as the cell and gene therapy areas of the pharmaceutical industry expand. The Company will be required to adapt its existing physical facilities, process and procedures to these standards for the production of its products during clinical testing and for future commercialization. The inability to adapt to these evolving standards will delay the Company's ability to produce product for clinical testing and would delay the Company's ability to enter into clinical trials.

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

The Company may have to depend on third parties to develop market and distribute its products.

        AVAX currently does not have the resources to develop fully, market or distribute M-Vax, O-Vax or any other products it may develop in the future. Moreover, it is particularly difficult and expensive to develop and distribute the AC vaccine products, because they are custom made for each individual patient. AVAX will need additional financing to further develop this technology. If AVAX is unable to obtain the requisite funding, or if the Company determines that internal development of one or more products is not cost effective, the Company may not be able to contract with third parties for those services on acceptable terms. AVAX may have less control over marketing and distribution activities performed by third parties than if it were performing those functions with its own facilities and employees. This lack of direct control could adversely affect the results of these activities.

        The Company has presently determined that it would not expend any substantial funds on further development of the TK Gene technology and autologous chondrocytes. At present, the further development of these product candidates will depend solely upon the ability of the Company to identify a third party willing to undertake the development efforts for one or more of these products.

AVAX could lose the rights to its products and technologies.

        AVAX is a party to several license and research agreements that place substantial responsibility on its licensors for research and clinical development of the Company's products and technologies. AVAX has financial, development and other obligations under those agreements. The Company's primary responsibility under its license and research agreements is to meet requisite research funding levels, which it has done to date. If the Company fails or is delayed in meeting its obligations, AVAX could lose the rights to its products and technologies, or lose the right to have others conduct the Company's research and development.

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

AVAX competes with other clinical programs and other treatments for patients for its clinical trials.

        AVAX competes with numerous clinical trials and other treatment regimens for patients for the Company's clinical trials. Companies with clinical trials, including AVAX, provides information and other incentives to oncologists and other specialists as an inducement to put their patients in particular clinical trials. A physician is required to place patients in clinical trials based upon the physician's assessment of the likely benefits of that clinical trial to the patient. There can be no assurance that the information provided by the Company regarding any future clinical trials will be sufficient to persuade physicians to place their patients in the Company's clinical trials. The Company had experienced intense competition for patients for its previous M-Vax clinical trial.

        Based upon the Company interactions with the FDA the Company decided to inactivate the existing INDs in place during 2001 and prepare to file new INDs during 2002. This will require the Company to recruit new sites to participate in its clinical programs. The Company will be competing for clinical sites and patients with existing ongoing clinical programs at these institutions and other institutions not participating in the Company's trials.

AVAX will face uncertainty over reimbursement and healthcare reform.

        In both the U.S. and other countries, sales of the Company's products will depend in part upon the availability of reimbursement from third-party payors, which include government health administration authorities, managed care providers, and private health insurers. In Australia, the AVAX joint venture has not obtained reimbursement approvals for M-Vax from the leading governmental authority and private insurers. The absence of reimbursement for M-Vax in Australia has, in management's opinion, directly affected the rate of commercialization of M-Vax in Australia. A submission was prepared and remitted to the Medical Services Advisory Committee in Australia during the second half of 2001. The submission is currently being evaluated and may not be commented on until the second half of 2002. AVAX will face similar reimbursement timelines and obstacles as it attempts to commercialize M-Vax in European countries.

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

        Finally, virtually all foreign countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government's health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

AVAX expects the price of its common stock to be highly volatile.

        The market price of the Company's common stock, like that of many other development-stage pharmaceutical or biotechnology companies, has been highly volatile. For the 12-month period ended December 31, 2001, the price of the Company's common stock has ranged from $0.55 to $4.56. AVAX expects the price of its common stock to remain volatile. In addition to general market fluctuations, the following are examples of public disclosures by the Company or others that could have a significant impact on the price of AVAX's common stock:

  •
  technological innovations or new products

  •
  results of pre-clinical or clinical testing of products

  •
  adverse reactions to products;

  •
  governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals;

  •
  receipt or denial of applications for reimbursement of the costs of M-Vax and other AC Vaccines in Australia or other countries in which those products have been commercialized or are near commercialization;

  •
  changes in U.S. or foreign regulatory policy during the period of product development;

  •
  developments in patent or other proprietary rights, including any third party challenges of the Company's intellectual property rights;

  •
  public or regulatory agency concerns regarding the safety or effectiveness of the Company's products; or

  •
  inability of the Company to maintain its listing on the Nasdaq trading system.

The trading volume of the Company's common stock is relatively low and a more active market may never develop.

        The Company's common stock is listed for quotation on the Nasdaq National Market. The average daily trading volume in the Company's common stock varies significantly, but is usually low. For the 12-month period ended December 31, 2001, the average daily trading volume in AVAX's common stock was 66,150 shares and the average number of transactions per day was 62. On many days, the common stock trades less than 20,000 shares. This low average volume and low average number of transactions per day may affect the ability of the Company's stockholders to sell their shares in the public market at prevailing prices. AVAX cannot guarantee that there will be a more active trading market for its common stock in the future. If the common stock were not listed on the Nasdaq SmallCap Market, the liquidity of the Company's common stock could be further materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company.

The continued listing of the Company's common stock on Nasdaq is in question.

        The Company's common stock has traded below $1.00 per share throughout most of the fourth quarter of 2001 and all of the first quarter of 2002. A minimum share price of $1.00 is a requirement for continued listing of the common stock on the Nasdaq National Market and the Nasdaq SmallCap Market. If the Company's common stock does not trade above $1.00 per share on a consistent basis, the Nasdaq will delist the Company's common stock.

        Nasdaq has recently announced a pilot program that modifies the minimum bid price grace period for the Nasdaq's SmallCap Market. Under that pilot program, the 90-day $1.00 price grace period on the Nasdaq SmallCap Market is extended to 180 days. Following this grace period, SmallCap companies that demonstrate compliance with the core initial listing standards of the SmallCap market—that is, either net income of $750,000, stockholders' equity of $5,000,000 or market capitalization of $50,000,000—will be afforded an additional 180-day grace period within which to regain compliance.

        In conjunction with this pilot program, Nasdaq notified the Company that if the Company's common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days before May 15, 2002, Nasdaq will provide written notification that its securities will be delisted. At that time the Company may appeal NASDAQ's determination to a Listing Qualifications Panel. If, prior to May 15, 2002, it appears the Company will not be able to satisfy the minimum $1.00 bid requirement, the Company will be allowed to transfer the common stock listing to the Nasdaq SmallCap Market and avail itself of the new 180 calendar day grace period described above.

        There can be no assurance that the Company's common stock will attain the $1.00 minimum bid price level at any time prior to May 15, 2002, in order to retain its listing on the Nasdaq National Market, or during the grace period now available for continued listing on the Nasdaq SmallCap Market.

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

        The holders of the Company's Series C preferred stock have certain rights that are superior to the rights of holders of the Company's common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if AVAX ceases to exist by virtue of a merger in which AVAX is not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of the Company's Series C preferred stock will receive $100 per share in cash or securities (a total of $8,675,000 as of December 31, 2001), before any distributions are made to the holders of the Company's common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of the Company's common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

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

ITEM 2.    Description of Property

        The Company's executive offices are located at 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas. The Company currently leases approximately 6,500 square feet of office space for a monthly lease cost of approximately $9,300.

        In addition, the Company leases a facility at 2000 Hamilton Street, Philadelphia, Pennsylvania 19103, for its clinical manufacturing facility. The facility consists of approximately 11,900 square feet, of which approximately 9,300 square feet are utilized for manufacturing development while the remaining 2,600 square feet are used for office space. The Company has options for additional space. Currently, the monthly rental on the facility is approximately $11,900.

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

ITEM 3.    Legal Proceedings

        (a)    Kamy Behzadhi, a former officer of the Company, has brought suit against the Company in Jackson County, Missouri Circuit Court regarding the circumstances surrounding his resignation from the Company. Dr. Behzadhi is alleging (1) fraudulent misrepresentation in connection with the severance agreement between the Company and Dr. Behzadhi, (2) defamation by the Company, and (3) breach of the severance agreement by the Company. Dr. Behzadhi is seeking compensatory and punitive damages. The Company believes the claims are without merit.

        (b)    The Company has various disputes with Professors Jean-Loup Salzmann and David Klatzmann concerning the performance of the various parties under the numerous agreements relating to the Company's August 2000 acquisition of Genopoietic. Professors Salzmann and Klatzmann are consultants to the Company, and Professor Salzmann is a director of the Company.

        The Company and Professors Salzmann and Klatzmann have disagreed, among other things, on (1) whether Professors Salzmann and Klatzmann have performed their obligations to the Company in accordance with their consulting agreements with the Company, (2) whether Professors Salzmann and Klatzmann have breached certain representations and warranties in the AVAX/Genopoietic agreements, and (3) whether the Company is meeting its research funding obligations under the Research Funding Agreement with Genopoietic.

        In an effort to resolve differences among them, the Company and Professors Salzmann and Klatzmann have discussed a possible unwinding of the Genopoietic transaction, in which certain technologies might be transferred to Professors Salzmann and Klatzmann and certain technologies and the Lyon facility would be retained by the Company. The Company does not believe that the transfer of the TK suicide gene and the autologous chondrocytes technologies back to Professors Salzmann and Klatzmann would have a material adverse effect on the Company in light of the Company's current inability to further develop these products and the Company's assessment of the relative value of those technologies as compared to other technologies and product candidates held by the Company.

        As of the date of this Report, there is no agreement with Professors Salzmann and Klatzmann regarding a partial unwinding of the Genopoietic transaction. Additionally, Professors Salzmann and Klatzmann have threatened litigation against the Company in the course of their negotiations with the Company, which has included a threatened claim for rescission of the August 2000 Genopoietic transaction. The Company believes that the claims of Professors Salzmann and Klatzmann are without merit and would vigorously defend any action brought by Professors Salzmann and Klatzmann seeking rescission of the August 2000 transaction or damages from the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

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

	High	Low
Fiscal year ended December 31, 2001
First quarter	$4.56	$0.75
Second quarter	$1.50	$0.61
Third quarter	$2.44	$0.80
Fourth quarter	$1.34	$0.55
Fiscal year ended December 31, 2000
First quarter	$16.00	$6.063
Second quarter	$12.125	$6.25
Third quarter	$13.50	$7.125
Fourth quarter	$8.375	$2.844

        The last reported sale price of the common stock on the Nasdaq National Market on February 28, 2002 was $0.51 per share. At February 28, 2002, there were 16,541,621 shares of common stock outstanding, which were held by approximately 9,200 record and beneficial stockholders. The 86,750 shares of Series C preferred stock outstanding at December 31, 2001, are convertible into 2,669,225 shares of common stock, excluding the effect of any fractional shares.

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

ITEM 6.    Management's Discussion and Analysis of Financial Condition and Plan of Operation

GENERAL

        Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of $52,612,342 as of December 31, 2001. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs, including initiation of new clinical trials for M-Vax and O-Vax, clinical development and regulatory submissions related to licensure of the Xl-SCID technology, pre-clinical studies and potential IND filings for certain of the Company's other products and compounds.

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

PLAN OF OPERATION

        The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. The Company intends to continue to be engaged primarily in the development and commercialization of its AC Vaccine products and other Company products and compounds. The Company anticipates that during the next 12 months it will continue substantial research, development, clinical and regulatory activities, including (i) initiating clinical trials for M-Vax, the Company's lead AC Vaccine technology for metastatic melanoma, (ii) initiating clinical trials for O-Vax, its AC Vaccine for ovarian cancer, (iii) preparing a regulatory dossier for the submission to the European Medical Evaluation Agency (EMEA) for the licensure and commercialization of the SCID-Xl technology in Europe, and (iv) advancing the pre-clinical development of the two small molecule compounds (the topoisomerase and anti-estrogen compounds) in anticipation of IND filings. See Item 1 "Description of Business—Technology and Product Candidates and Services," "License and Research Agreements" and "Manufacturing and Marketing."

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

        AVAX experienced events during 2001 that significantly impacted its operations during the year. Early in 2001 the Company announced changes to its management team. In addition, in March of 2001 the Company announced its clinical programs related to the AC Vaccine technology had been placed on clinical hold, based upon discussions with the FDA it was later determined that these programs should be inactivated and new clinical programs should be initiated for the frozen vaccine product. As a result of these events, AVAX engaged in a detailed review of its technology portfolio, existing asset bases and available resources. This review resulted in a reprioritization of the Company's technology portfolio, patent positions and resource requirements. From this effort, a cost minimization strategy was developed and implemented to preserve the company's cash resources.

        In 2000 revenues recognized were $0.1 million. Revenues recognized in 2001 were $0.5 million. The increase in revenues of $0.4 million was attributable to the Company's French operations and was a function of the current years activity including twelve months while the prior years activity only included four.

        During 2001, the Company's manufacturing, research and development expenses decreased from $9.4 million to $8.1 million, while selling, general and administrative expenses increased from $4.0 million to $4.3 million. Manufacturing, research and development expenses decreased in the U.S. by approximately $1.8 million and increased in France by approximately $0.5 million.

        In the United States research efforts transitioned from clinical development to product development in creating a frozen vaccine technology. The increase in expenses at the Company's French subsidiary were the function of a full year of activity at the site versus the prior year which only included four months of activity. Activities undertaken in France were primarily directed at supporting the ongoing clinical trial development activities related to the SCID-Xl technology, limited costs associated with development work on the chondrocyte technology and supporting product development initiatives for the AC vaccine.

        Acquired in process research and development expenses written off in the prior year was $4.4 million while there was no expense recognized in the current year. This expense was a result of acquired in-process research and development costs acquired from the Genopoietic acquisition. In 2001 the amortization of acquired in process research and development costs was $0.5 million versus $0.2 million for the year 2000. The increase was the result of a full year of amortization in 2001 compared with a half-year of amortization in 2000.

        For the year ended December 31, 2001, the Company recorded a non-cash charge of $3.4 million related to the write down of acquired intellectual property and other intangible assets. This write down relates to the acquired intellectual property and other intangible assets from the Genopoietic acquisition in August 2000 (primarily the autologous chondrocytes technology and related patents).

        Selling, general and administrative expenses increased approximately $0.3M from $4.0M to $4.3M. In the United States selling, general and administrative expenses decreased approximately $0.5M while in France the expenses increased approximately $0.8M from the previous year. In the United States first quarter of 2001 selling, general and administrative expenses increased as a result of marketing initiatives undertaken related to tumor cell banking and with the resignation and pay out of salary to the prior CEO. Through cost minimization programs these costs were decreased significantly during the remaining three quarters in the.

        In France, selling, general and administrative expense increases were a function of a full year of marketing and administrative efforts versus four months in the prior year and legal fees associated with business structure changes and employment matters.

        Interest income decreased from $1.5 million earned in 2000 to $0.7 million for the year 2001. The decline is a function of the decrease in the average invested asset base combined with a significant reduction in the rates on commercial paper in which the Company typically invested.

        The Company anticipates that, over the next 12 months, manufacturing, research and development expenses will decrease as compared with 2001 due to reductions in spending anticipated in France and lower product development costs in the United States. In addition the Company anticipates that selling, general and administration expenses will decrease due to various cost minimization strategies implemented by the Company.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies are fully described in Note 1 of our attached Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company presently anticipates that its current resources should be sufficient to fund operations through the first quarter of 2003 based upon the Company's current operating plan. That current operating plan includes anticipated expenses relating to (1) filing IND's for M-Vax and O-Vax in 2002 and related costs for recommencing clinical trials for those products, (2) continuing development of the topoisomerase compound and anti-estrogen technology, and (3) certain costs associated with the Xl-SCID technology. To the extent the Company does not achieve one or more of its operating plan objectives in 2002, the anticipated cash needs of the Company are expected to decline. AVAX will need to raise more money during 2002 or the first quarter of 2003 to continue research and product development through the end of 2002 and into 2003.

        Because the Company's working capital requirements depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the first quarter of 2003. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of, or eliminate, one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on its financial position and results of operations.

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

        None.

AVAX TECHNOLOGIES, INC.

PART III

ITEM 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 10.    Executive Compensation

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 12.    Certain Relationships and Related Transactions

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

ITEM 13.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibits are listed on the Index to Exhibits at the end of this Report.

(b)  Reports On Form 8-K

        None for the quarter ended December 31, 2001.

Consolidated Financial Statements
AVAX TECHNOLOGIES, INC.
(a development stage company)

Years ended December 31, 2001 and 2000
and the period from January 12, 1990
(Incorporation) to December 31, 2001
With Report of Independent Auditors

AVAX TECHNOLOGIES, INC.
(a development stage company)
CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2001 and 2000 and for the period from January 12, 1990
(Incorporation) to December 31, 2001

CONTENTS

Report of Independent Auditors	F-1
Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 2001	F-2
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from January 12, 1990 (incorporation) to December 31, 2001	F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001 and 2000 and for the period from January 12, 1990 (incorporation) to December 31, 2001	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from January 12, 1990 (incorporation) to December 31, 2001	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and for the period from January 12, 1990 (incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries at December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the period from January 12, 1990 (incorporation) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Kansas City, Missouri
February 28, 2002

AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED BALANCE SHEET

December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$11,649,447
Marketable securities	344,470
Accounts receivable	292,070
Inventory	53,939
Prepaid expenses and other current assets	833,990

Total current assets	13,173,916
Property, plant and equipment, at cost	3,189,033
Less accumulated depreciation	1,125,337

Net property, plant and equipment	2,063,696
Equity investment in joint venture	26,975
Acquired intellectual property and other intangibles, net of amortization of $715,872 and write off of $3,416,091	188,387

Total assets	$15,452,974

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,206,507
Deferred revenue	56,743

Total current liabilities	2,263,250
Long-term debt	247,752
Commitments and contingencies	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000)	867
Common stock, $.004 par value:
Authorized shares—50,000,000
Issued and outstanding shares—16,541,621	66,167
Additional paid-in capital	65,446,587
Subscription receivable	(422)
Accumulated other comprehensive income	41,115
Deficit accumulated during the development stage	(52,612,342)

Total stockholders' equity	12,941,972

Total liabilities and stockholders' equity	$15,452,974

See accompanying notes.

AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from January 12, 1990 (Incorporation) to December 31, 2001
	Year ended December 31,
	2000	2001
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	112,459	541,355	653,814

Total revenue	112,459	541,355	2,604,814
Costs and expenses:
Manufacturing, research and development	9,405,318	8,099,678	31,501,119
Acquired in process research and development	4,420,824	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	3,416,091	3,416,091
Amortization of acquired intangibles	238,624	477,248	715,872
Selling, general and administrative	4,000,730	4,303,246	20,302,259

Total operating loss	(17,953,037)	(15,754,908)	(57,751,351)
Other income (expense):
Interest income	1,538,695	665,933	5,500,260
Interest expense	—	—	(646,293)
Minority interest in losses of consolidated subsidiaries	—	—	22,459
Amortization of deferred gain on joint venture	902,900	902,900	1,805,800
Equity in net loss of joint venture	(765,307)	(923,678)	(1,688,985)
Other, net	—	—	145,768

Total other income, net	1,676,288	645,155	5,139,009

Net loss	(16,276,749)	(15,109,753)	(52,612,342)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(16,276,749)	$(15,109,753)	$(54,482,375)

Net loss per common share—basic and diluted	$(1.06)	$(0.91)

Weighted average number of common shares outstanding	15,347,464	16,541,621

See accompanying notes.

AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock									Deficit Accumulated During the Development Stage
							Common Stock					Unrealized Loss on Marketable Securities			Total Stockholders' Equity (Deficit)
									Additional Paid-In Capital	Subscription Receivable	Deferred Compensation		Other Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for services in January 1990	—	$—	—	$—	—	$—	582,500	$2,330	$920	$—	$—	$—	$—	$—	$3,250
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(889)	(889)

Balance at December 31, 1990	—	—	—	—	—	—	582,500	2,330	920	—	—	—	—	(889)	2,361
Issuance of common stock for services in August 1991	—	—	—	—	—	—	230,000	920	5,830	—	—	—	—	—	6,750
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,804)	(97,804)

Balance at December 31, 1991	—	—	—	—	—	—	812,500	3,250	6,750	—	—	—	—	(98,693)	(88,693)
Conversion of note payable to related party to common stock in June 1992	—	—	—	—	—	—	22,913	92	160,465	—	—	—	—	—	160,557
Issuance of common stock for services in May and June 1992	—	—	—	—	—	—	264,185	1,056	6,444	—	—	—	—	—	7,500
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	1,287,500	12,875	—	—	—	—	—	—	2,258,837	—	—	—	—	—	2,271,712
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(607,683)	(607,683)

Balance at December 31, 1992	1,287,500	12,875	—	—	—	—	1,099,598	4,398	2,432,496	—	—	—	—	(706,376)	1,743,393
Issuance of common stock for services in July and November 1993	—	—	—	—	—	—	8,717	35	24,965	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,610,154)	(1,610,154)

Balance at December 31, 1993	1,287,500	12,875	—	—	—	—	1,108,315	4,433	2,457,461	—	—	—	—	(2,316,530)	158,239
Issuance of common stock for services in July 1994	—	—	—	—	—	—	3,750	15	4,485	—	—	—	—	—	4,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(781,221)	(781,221)

Balance at December 31, 1994	1,287,500	12,875	—	—	—	—	1,112,065	4,448	2,461,946	—	—	—	—	(3,097,751)	(618,482)
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(307,948)	(1,232)	—	—	—	—	—	—	(1,232)
Shares issued in September and November 1995	—	—	—	—	—	—	1,777,218	7,109	—	(7,109)	—	—	—	—	—
Amount payable for liquidation preference	—	—	—	—	—	—	—	—	(738,289)	—	—	—	—	—	(738,289)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,380,571	1,380,571

Balance at December 31, 1995	1,287,500	12,875	—	—	—	—	2,581,335	10,325	1,723,657	(7,109)	—	—	—	(1,717,180)	22,568

Repurchase of common stock in March 1996	—	—	—	—	—	—	(77,901)	(312)	—	312	—	—	—	—	—
Payment of subscription receivable	—	—	—	—	—	—	—	—	—	2,771	—	—	—	—	2,771
Conversion of Series A preferred stock in June 1996	(1,287,500)	(12,875)	—	—	—	—	321,875	1,288	11,587	—	—	—	—	—	—
Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	—	—	258,198	2,582	—	—	129,099	516	22,217,397	—	—	—	—	—	22,220,495
Issuance of common stock and Series B preferred stock for services in June 1996	—	—	1,000	10	—	—	500	2	99,988	—	—	—	—	—	100,000
Exercise of warrants in June and July 1996	—	—	—	—	—	—	156,250	626	5,624	—	—	—	—	—	6,250
Amount payable for liquidation preference	—	—	—	—	—	—	—	—	(1,131,744)	—	—	—	—	—	(1,131,744)
Compensation related to stock options granted in May and September 1996	—	—	—	—	—	—	—	—	1,076,373	—	(1,076,373)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	112,949	—	—	—	112,949
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(2,037)	—	—	(2,037)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,536,842)	(1,536,842)

Balance at December 31, 1996	—	—	259,198	2,592	—	—	3,111,158	12,445	24,002,882	(4,026)	(963,424)	(2,037)	—	(3,254,022)	19,794,410
Payment of subscription receivable	—	—	—	—	—	—	—	—	—	1,761	—	—	—	—	1,761
Write-off of subscription receivable	—	—	—	—	—	—	—	—	(1,833)	1,833	—	—	—	—	—
Exercise of warrants in April and June 1997	—	—	—	—	—	—	49,770	199	(199)	—	—	—	—	—	—
Conversion of preferred to common stock	—	—	(55,039)	(551)	—	—	1,421,403	5,685	(5,134)	—	—	—	—	—	—
Repurchase of fractional shares	—	—	—	—	—	—	(26)	—	(76)	—	—	—	—	—	(76)
Realization of loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	2,037	—	—	2,037
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,266,125)	(4,266,125)

Balance at December 31, 1997	—	—	204,159	$2,041	—	—	4,582,305	18,329	23,995,640	(432)	(694,324)	—	—	(7,520,147)	15,801,107
Conversion of preferred to common stock	—	—	(91,470)	(914)	—	—	2,386,174	9,544	(8,630)	—	—	—	—	—	—
Payment of subscription receivable	—	—	—	—	—	—	—	—	—	10	—	—	—	—	10
Issue shares based upon reset provisions	—	—	—	—	—	—	3,029,339	12,117	(12,117)	—	—	—	—	—	—
Issue compensatory shares to officer	—	—	—	—	—	—	9,301	38	24,962	—	—	—	—	—	25,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,838,130)	(5,838,130)

Balance at December 31, 1998	—	—	112,689	1,127	—	—	10,007,119	40,028	23,999,855	(422)	(425,224)	—	—	(13,358,277)	10,257,087

Conversion of preferred to common stock	—	—	(38,805)	(388)	—	—	1,012,286	4,049	(3,661)	—	—	—	—	—	—
Issue shares based upon reset provisions	—	—	—	—	—	—	20,885	84	(84)	—	—	—	—	—	—
Issuance of Series C preferred stock in a private placement in March 1999	—	—	—	—	101,300	1,013	—	—	9,283,726	—	—	—	—	—	9,284,739
Exercise of Warrants pursuant to cashless exercise provisions	—	—	—	—	—	—	37,500	150	27,000	—	—	—	—	—	27,150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	—	—	—	—	—	—	—	—	2,099,200	—	—	—	—	—	2,099,200
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,867,563)	(7,867,563)

Balance at December 31, 1999	—	—	73,884	739	101,300	1,013	11,077,790	44,311	35,406,036	(422)	(156,124)	—	—	(21,225,840)	14,069,713
Conversion of preferred to common stock	—	—	(73,884)	(739)	(14,550)	(146)	2,375,083	9,500	(8,615)	—	—	—	—	—	—
Private placement of common stock, March 2000	—	—	—	—	—	—	2,259,494	9,039	24,186,656	—	—	—	—	—	24,195,695
Capital contribution by shareholder	—	—	—	—	—	—	—	—	93,637	—	—	—	—	—	93,637
Exercise of options and warrants	—	—	—	—	—	—	29,254	117	271,273	—	—	—	—	—	271,390
Shares issued pursuant to acquisition of Subsidiary	—	—	—	—	—	—	800,000	3,200	7,596,800	—	—	—	—	—	7,600,000
Elimination of contributed capital related to joint venture no longer consolidated (See Note 4)	—	—	—	—	—	—	—	—	(2,099,200)	—	—	—	—	—	(2,099,200)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	156,124	—	—	—	156,124
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	80,009	—	80,009
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,276,749)	(16,276,749)

Balance at December 31, 2000	—	—	—	—	86,750	867	16,541,621	66,167	65,446,587	(422)	—	—	80,009	(37,502,589)	28,090,619
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(38,894)	—	(38,894)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,109,753)	(15,109,753)

Balance at December 31, 2001	—	$—	—	$—	86,750	$867	16,541,621	$66,167	$65,446,587	$(422)	$—	$—	$41,115	$(52,612,342)	$12,941,972

See accompanying notes.

AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from January 12, 1990 (Incorporation) to December 31, 2001
	Year ended December 31,
	2000	2001
Operating activities
Net loss	$(16,276,749)	$(15,109,753)	$(52,612,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	771,995	898,188	2,822,599
Amortization of deferred gain on joint venture	(902,900)	(902,900)	(1,805,800)
Equity in net loss of joint venture	765,307	923,678	1,688,985
Minority interest in net loss of consolidated subsidiary	—	—	(22,459)
Acquired in-process research and development charge	4,420,824	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	3,416,091	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock or warrants for services	249,139	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(13,776)	(158,930)	(172,706)
Inventory	(10,722)	1,248	(9,474)
Prepaid expenses and other current assets	(171,728)	185,410	(323,139)
Accounts payable and accrued liabilities	732,930	(90,134)	1,044,059
Deferred revenue	64,614	(7,871)	56,743
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(10,371,066)	(10,844,973)	(42,882,208)
Investing activities
Purchases of marketable securities	(162,639,464)	(715,893)	(348,928,507)
Proceeds from sale of marketable securities	152,268,896	19,610,612	341,467,565
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(243,495)	(55,829)	(2,823,936)
Proceeds from sale of furniture and equipment	—	—	4,600
Other	—	—	(1,358)
Acquisition of GPH, S.A. and Genopoietic, S.A.	(621,397)	—	(621,397)

Net cash provided by (used in) investing activities	(11,235,460)	18,838,890	(3,786,561)

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	(5,000)	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	93,637	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	22,251	—	28,501
Elimination of consolidated accounting treatment for joint venture	(2,511,701)	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	24,195,695	—	57,972,641

Net cash provided by financing activities	21,794,882	—	58,277,101
Effect of exchange rate changes on cash	80,009	(38,894)	41,115

Net increase in cash and cash equivalents	268,365	7,955,023	11,649,447
Cash and cash equivalents at beginning of period	3,426,059	3,694,424	—

Cash and cash equivalents at end of period	$3,694,424	$11,649,447	$3,694,424

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

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

        In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, is manufacturing and marketing M-Vax, an immontherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia, and has similar rights in New Zealand.

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

        The Company's business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval (currently the Company's lead product candidate, the AC Vaccine technology, has been placed on clinical hold by the Food and Drug Administration), and competition with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        In 1999, AVAX Holdings was included in the consolidated financial statements of the Company. Due to additional investment by AVT in AVAX Holdings in 2000, whereby they acquired a 50% ownership interest, and their substantial and active involvement in the operations of the joint venture late in 2000, the Company no longer exercised control over AVAX Holdings. As such, AVAX Holdings' accounts are not included in the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. The Company accounts for its share of AVAX Holdings' net loss under the equity method (see Note 4).

Foreign Currency Translation

        Holdings and Genopoietic use the European Euro as their functional currency during 2001 as required by the European Union. The French Franc was the functional currency prior to January 1, 2001. The effect of the switch of functional currencies was immaterial. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these entities have been translated into United States dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation. In addition, there were no material foreign currency transaction gains or losses in 2001 or 2000. As of December 31, 2001 the Company's foreign subsidiary had net assets of $286,669.

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

Cash Equivalents

        For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2001, all cash and cash equivalents were held at one financial institution.

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

Acquired Intellectual Property and Other Intangibles

        Intellectual property and other intangibles acquired in the acquisition of Holdings and Genopoietic were recorded at fair value and are being amortized using the straight-line method over the lives of the related assets. Total accumulated amortization was $238,624 and $715,872 as of December 31, 2000 and 2001, respectively (see Note 5).

Research and Development Costs

        Research and development costs, including payments related to patents and license agreements, are expensed when incurred.

Marketable Securities

        Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities classified as held-to-maturity are included in interest income. The Company's debt securities held at December 31, 2001 all mature in 2002. The following is a summary of marketable securities:

Description of Securities	Cost	Unrealized Gain/(Loss)	Estimated Fair Value
December 31, 2001
Held-to-maturity debt securities:
U.S. Treasury securities	$344,470	—	$344,470

Accrued Expenses

        The Company provides a provision for accrued expenses based upon its contractual obligation, as calculated by the Company, for all claims made for payment to the Company.

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

Earnings Per Share

        Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. The following table sets forth the computation of the Company's basic earnings per share information. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

	December 31,
	2000	2001
Numerator (basic):
Loss available to common stockholders	$(16,276,749)	$(15,109,753)

Denominator (basic):
Weighted average common shares outstanding	15,347,464	16,541,621

Net loss per share—basic	$(1.06)	$(0.91)

2. Sale of the Product

        In December 1995, the Company entered into an agreement to sell the Product for $2.4 million in shares of common stock of Interneuron Pharmaceuticals, Inc. (IPI), a public company, the parent of the purchaser of the Product (the Stock). Certain common stockholders of the Company were also common stockholders of IPI. Pursuant to the terms of the agreement, the purchase price, payable in two equal installments in December 1996 and 1997, was fixed, and the number of shares of the Stock would vary depending on the quoted market price of the Stock at such time. The first installment was paid on January 3, 1997 in the form of a distribution of IPI stock directly by IPI to the Series A convertible preferred stockholders, who were holders of record on the closing date of the agreement for sale, and the Company's former President and Chief Executive Officer (the Former Officer). The final installment was received on January 14, 1999.

        The sale of the Product was approved by the Company's common and Series A preferred stockholders subject to the following conditions:

  •
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

  •
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

        Under the terms of the license agreement the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (FDA) or comparable international agency, $10,000 upon the first filing of a New

Drug Application (NDA) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the Study) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year (which includes costs incurred pursuant to the research agreement plus other internal and external costs) on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. During 2000, a payment of $25,000 was made to TJU pursuant to the license agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sub-licensees of the Invention.

        The research agreement with TJU mentioned above will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $394,805 and $231,904 for the years ended December 31, 2001 and 2000, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until November 2004.

        In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds. In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has issued of warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011. These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of $100,000 per year for three years. In addition, the Company is obligated to spend (which includes costs incurred pursuant to the research agreement plus other internal and external costs) an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000. Expenses incurred related to research funding for Rutgers were $334,903 and $208,506 for the years ended December 31, 2001 and 2000, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until February 2003 with an annual funding commitment of approximately $270,000.

        Under the terms of the Rutgers license agreement, the Company is obligated to pay certain milestone payments as follows: $15,000 on the earlier of October 31, 2000 or the date of first filing of an Investigational New Drug (IND) application with the FDA, or comparable international agency; $25,000 on the earlier of October 31, 2001 or the date of initiation of Phase II trials in the United States or another major market country; $45,000 on the earlier of October 31, 2005 or the date of first filing of an NDA application with the FDA, or comparable international agency; and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA, or comparable international agency, to market products. During 2000 and 2002, the Company paid $15,000 and $25,000, respectively, pursuant to its obligations under this agreement.

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

        In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. Expenses incurred related to research funding for Texas A&M were $143,346 and $27,150 for the years ended December 31, 2001 and 2000, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until January 2003 with an annual funding commitment of $108,750.

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

        At the time of the change from the consolidation method to the equity method, there existed a difference between the Company's cost of its 50% investment in the joint venture and the net book value of the underlying assets. This difference, which amounted to approximately $2.7 million, resulted from the Company's contribution of technology and related licensing rights, which had little recorded value, and AVT's cash investments of 10 million Australian Dollars. The resulting deferred gain is being amortized to income over three years. The amortization of this deferred gain in 2001 and 2000 amounts to approximately $903,000 each year and is reported separately in the accompanying consolidated statements of operations. The Company's share of the net loss of the joint venture during 2001 and 2000 was $923,678 and $765,307, respectively. The Company's investment in joint venture amounts to $26,975 at December 31, 2001.

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

        Simultaneously with the closing of the transaction the Company entered into a Research Funding Agreement with Genopoietic whereby the Company has committed to provide funding to Genopoietic over the next five years in the amount of $8,000,000. Provision of this funding is contingent upon the Company's financial health and may be withheld at the discretion of Company management.

        The acquisition of Holdings and Genopoietic was accounted for as a purchase. The assets and liabilities of both companies have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations from August 24, 2000, the effective date of the acquisition.

        Aggregate consideration for the acquisition of $8,226,397 was allocated, based on estimated fair values on the acquisition date, as follows:

Acquired in-process research and development	$4,420,824
Acquired intellectual property and other intangibles:
Acquired existing technology	3,114,671
Patents	904,259
Assembled workforce	301,420
Assets acquired	895,423
Liabilities assumed	(1,410,200)

Total purchase price	$8,226,397

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

        Due to various changes in 2001 in the Company's scope of operations and the availability of capital to pursue product development and marketing initiatives, the Company undertook an evaluation of the strategic value of each of its core technologies for purposes of determining future development plans. Based upon this review which was completed in the fourth quarter of 2001, the Company determined they would not pursue further development and marketing of the technologies and patents capitalized in the 2000 acquisition of G.P.H. and Genopoietic. As such, future cash flows related to these acquired intangible assets were determined to be minimal and uncertain. Based on these factors, the net book value of the acquired existing technology ($2,647,471) and patents ($768,620) capitalized in the acquisition, amounting to $3,416,091 in the aggregate was considered impaired and written off in 2001.

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

        The following table reflects unaudited consolidated pro forma results of operations of the Company and Holdings on the assumption that the acquisition had taken place at the beginning of the period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on that date. The following pro forma information does not include the one-time charges for purchased in-process research and development relating to the acquisition of Holdings. Included are amortization charges of acquired intangible assets which are amortized on a straight-line basis over their expected useful lives. Its results were translated using the average exchange rate for the period.

Year ended December 31, 2000
Revenue	$711,117
Net loss	(12,434,463)
Basic and diluted net loss per share	(.78)

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

        Pursuant to a private placement in May and June 1996, the Company issued 258,198 shares of Series B convertible preferred stock. The preferred stockholders also received 129,099 shares of common stock. The total consideration was $25,819,800. The per share price allocated to common stock and Series B convertible preferred stock was $1 and $99, respectively. In connection with the private placement, the Company paid $3,357,000 in commissions and nonaccountable expenses to the Paramount Capital (Paramount), a related party, and issued 500 shares of common stock and 1,000 shares of Series B convertible preferred stock as consideration for legal services valued at $100,000. In addition, the placement agent received warrants to purchase 25,819.8 shares of Series B convertible preferred stock at an exercise price of $110 per share. Such warrants are exercisable until June 11, 2006, contain certain antidilution provisions and may be exercised pursuant to a cashless exercise feature. Other share issuance expenses amounted to $142,000. During 2000, 19,127 shares of common stock were issued upon exercise of these warrants.

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

        On March 1, 1999, the Company authorized and consummated an offering of Series C Convertible Preferred Stock (the "Series C Offering") pursuant to which the Company raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Company sold an aggregate of 101,300 shares of Series C Preferred Stock combined with Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share. During 2000 2,462 of these Class A and Class B warrants were exercised. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants are exercisable until March 1, 2004.

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

        In connection with the private placement, the Company paid $845,261 in finder's fees and non-accountable expenses. Of this amount $709,100 was paid to Paramount, a related party, in the form of a finders fee. In addition, Paramount was issued warrants to acquire 187,014 shares of Common Stock at an exercise price of $3.58, exercisable until March 1, 2004. Upon exercise of the option granted to it in connection with the Series C Offering, Paramount would be issued warrants to purchase 37,402 shares of Common Stock of which 18,701 will be exercisable at $4.00 and the remaining 18,701 will be exercisable at $4.50, all for an aggregate exercise price of $828,472. The warrants are exercisable until March 1, 2004.

        In September 1999, a vendor of the Company's exercised warrants pursuant to the cashless exercise provision of the warrant. This resulted in the Company issuing an additional 37,500 shares of Common Stock. Expense related to this transaction of $27,150 was recorded during the year which represented the fair value of the services on the date of issuance.

        In March 2000, the Company completed a $25,137,000 private placement with institutional investors. The Company sold an aggregate of 2,259,494 newly issued shares of common stock, and issued warrants to purchase an additional 225,951 shares of common stock at an exercise price of $12.79 per share, for an aggregate warrant exercise price of $2,890,817. The warrants are exercisable until March 10, 2005.

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

        During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. The 86,750 shares of Series C preferred stock, outstanding at December 31, 2001, is convertible into 2,669,225 shares of common stock excluding the effect of any fractional shares.

        In March 2000, the Company announced the conversion of all outstanding shares of Series B Convertible preferred stock into fully paid nonassessable shares of common stock. As of the conversion date there were 66,093 shares of Series B Convertible Preferred Stock outstanding that were convertible into 1,724,152 shares of Common Stock.

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

Stock Options—1992 Stock Option Plan

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

        The following summarizes activity in the Plan:

Number of Options
Balance at December 31, 1994	276,375
Canceled	(246,375)

Balance at December 31, 1995, 1996 and 1997	30,000
Granted	600,000

Balance at December 31, 1998	630,000
Granted	955,397
Expired	(240,000)

Balance at December 31, 1999	1,345,397
Granted	430,000
Expired	(13,430)
Exercised	(7,955)

Balance at December 31, 2000	1,754,012
Granted	1,039,696
Expired	(386,684)

Balance at December 31, 2001	2,407,024

Stock Options—2001 Stock Option Plan

        In November 2001 the Board of Directors approved the 2001 Stock Option Plan (the 2001 Plan), subject to shareholder approval, authorizing up to 2,500,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the 2001 Plan's adoption date and generally expire 10 years from the date of grant. During 2001 option to purchase 175,108 shares of common stock were granted under this plan and remain outstanding at December 31, 2001.

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

        In November 2001, two Directors received options to purchase 50,000 shares of common stock, which vest quarterly at the rate of 3,125 shares, with the first vesting period being January 1, 2002.

Stock Options—Other

        Certain officers and employees were also granted stock options in 1996, as authorized by the Board of Directors, apart from the Plan and the 2001 Plan. In May 1996, the Company's President and Chief Executive Officer (the President) received options to purchase 318,873 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $2 per share, the Company recorded $318,873 as deferred compensation. Such deferred compensation has been amortized over four years.

        In September 1996, certain officers and an employee also received options to purchase 252,500 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $4 per share, the Company recorded $757,500 as deferred compensation. Such deferred compensation has been amortized over four years. During 2000, 9,688 of these options were exercised. During 2001, 125,000 of these options were forfeited.

        In March 1997, one other employee of the Company received options to purchase 52,500 shares of common stock at $6.00 per share, the closing market price on the date of grant. In July 1997, the Company withdrew such options and replaced them with options to purchase 90,000 shares of common stock at an exercise price of $4.50, the closing market price on the date of grant. The options vest as follows: 5,000 shares vest on September 1, 1997, 30,000 shares vest at a rate of 1/6 every six months over a three-year period, thereafter, and the remaining 55,000 shares will vest upon the occurrence of certain milestone events relating to the Company's manufacturing program. Such options are exercisable for a period of seven years. During 2001, these options were forfeited.

        In July 1997, the President, certain officers and an employee also received options to purchase 280,000 shares of common stock at $4.50 per share. The President's options, which represent 150,000 of these options, vest at a rate of 1/12 per quarter over a three-year period. The remaining options vest at a rate of 1/16 per quarter over four years and all are exercisable for a period of seven years. During 2001, 65,000 of these options were forfeited.

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

        In December 2000, options were issued to two employee's of AVT, the Company's joint venture in Australia, to purchase 18,000 shares of common stock at $2.938 per share. Such options vest over a four-year period and expire in December 2007.

        In May 2001, options were issued to the General Manager of AVT, the Company's joint venture in Australia, to purchase 35,000 shares of common stock at $.89 per share. Such options vest over a four-year period and expire in May 2008.

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

        In October 1996, the Company issued warrants to purchase 50,000 shares of common stock at $6.00 per share, 25,000 of which were subsequently canceled in April of 1997 (see Note 8). These warrants expired in October 2001.

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

        In July 1997, warrants were issued to a consultant to purchase 45,000 shares of common stock at $4.50 per share. Such warrants were to vest upon the occurrence of certain milestones and were exercisable for a period of five years. In December 1997, these warrants were canceled and new warrants to purchase 115,000 shares of common stock at $3.50 per share were issued to the consultant. Such warrants vest upon the occurrence of certain milestones and are exercisable for a period of five years. During 2000, 64,346 of these warrants vested and the remaining 50,654 expired pursuant to the terms of the agreement.

        In December 1997, warrants were issued to a consultant to purchase 200,000 shares of common stock at $3.75 per share. Such warrants vest upon the achievement of certain performance-based milestones and are exercisable for a period of five years. During 2000, these warrants expired.

        In May 1998, warrants were issued to a financial consultant to purchase 80,000 shares of common stock at $4.03 per share. The agreement was terminated during 1998 resulting in only 40,000 shares vesting as of December 31, 1998. During 2000, 6,000 shares were exercised. These warrants expire in May 2003.

        In October 1998, warrants were issued to a financial consultant to purchase 75,000 shares of common stock at $1.625 per share. These options became fully vested in 1999 and the consultant exercised the option, utilizing the cashless exercise provisions of the warrant, resulting in the issuance of 37,500 shares of common stock.

        In December 1999, warrants were issued to a financial consultant to purchase 150,000 shares of common stock at $5.09 per share. Such options vested over a three-month period and expire in December 2004.

        Authorized but unissued shares of common stock were reserved for issuance at December 31, 2001 as follows:

December 31, 2001
Series C convertible preferred stock	2,669,225
1992 Stock option plan	2,500,000
2002 Stock option plan	2,500,000
2000 Directors option plan	480,000
Non Plan options	1,050,302
Warrants to purchase common stock	505,096
Warrants to purchase Series B convertible preferred stock	654,437
Warrants to purchase common stock issued in connection with Series C convertible preferred stock	845,339
Warrants to purchase Common Stock pursuant to 2000 fund raising	444,710
Contingent shares issuable in conjunction with the Genopoietic acquisition	2,200,000

13,849,110

6. Equity Transactions (Continued)

SFAS No. 123 Disclosures

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

        The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively, including a risk free interest rate of 3.0% and 6.0%, a volatility factor of the expected market price of the Company's common stock of 1.78 and 0.719 and a weighted-average remaining contractual life of the option or warrant of eight years and 4 years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

	2000	2001
Pro forma net loss attributable to common stockholders	$(21,099,568)	$(16,303,157)

Pro forma net loss per share	$(1.37)	$(0.99)

        A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2000 and 2001 is as follows:

	2000		2001
	Options and Warrants	Weighted- Average Exercise Price	Options and Warrants	Weighted- Average Exercise Price
Outstanding at beginning of year	4,913,314	$3.58	5,718,709	$4.44
Granted	1,114,710	8.12	1,349,804	1.03
Exercised	(45,231)	4.00	(—)	—
Forfeited	(264,084)	3.68	(646,497)	3.34

Outstanding at end of year	5,718,709	$4.44	6,422,017	$3.84

Exercisable at end of year	4,208,427	$4.61	4,318,101	$4.61

        The weighted-average fair value of options and warrants granted during 2001 and 2000 was $1.03 and $8.12, respectively. Exercise prices for options and warrants outstanding range from $.04 to $12.79. The option contracts expire at various times through October of 2011.

7. Income Taxes

        At December 31, 2001, the Company has net operating loss carryforwards of approximately $51,403,000 for federal income tax purposes that expire in varying amounts between 2005 and 2015, if not utilized.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows:

December 31, 2001
Deferred tax assets:
Net operating losses	$19,739,000
Deferred compensation	413,000
Depreciation	17,000
Other	1,000

Total deferred tax assets	20,170,000
Valuation allowance	(20,170,000)

Net deferred tax assets	$—

        The valuation allowance at December 31, 2000 was $14,375,000.

        Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

        The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

	December 31,
	2000	2001
Income taxes (benefit) at statutory rate	$(5,534,000)	$(5,137,000)
State income taxes, net of federal benefit	(716,000)	(665,000)
Change in the valuation allowance	6,208,000	5,795,000
Other	42,000	7,000

Income tax provision (benefit)	$—	$—

8. Commitments and Contingencies

Leases

        In May of 1999, the Company entered into a five-year lease agreement for office space that amended the Company's previous lease agreement. The Company provided the landlord with an irrevocable letter of credit in the amount of $7,595 as security related to the lease. Monthly lease payments escalate each year of the lease beginning at approximately $13,170 per month and increasing to $14,450 per month throughout the lease. In November of 2001 the Company entered into a sub-lease agreement related to this office space. The sub-lease agreement calls for the lessee to pay the entire amount of the Company's obligation under the lease agreement for the remaining term of the lease. Pursuant to the sub-lease agreement, the rent is paid directly to the landlord.

        In November of 2001, the Company entered into a three year lease agreement for new office space. The Company provided the landlord with an unconditional commercial letter of credit in the amount of $37,001 as security for the lease. Monthly lease payments are fixed at approximately $9,300 per month throughout the lease.

        In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space that commenced in February 1998 and contains an option to terminate after five years. The termination option requires a lump sum payment at the termination of the lease of $236,057. The monthly rental is approximately $11,900. The first month's rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary. This $379,530 letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year.

        In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France. The lease is cancelable by the Company after three years. The monthly rental is approximately $11,500 (80,000 French Francs).

        Rent expense under these agreements was approximately $294,000 and $327,000 for the years ended December 31, 2001 and 2000, respectively.

        Future minimum lease payments under the non-cancellable operating leases, assuming the termination payment is made in 2002 on the manufacturing facility lease, consisted of the following at December 31, 2001:

Year ending December 31,	Operating Lease Payments	Amounts receivable pursuant to sub-lease
2002	$773,056	$168,248
2003	345,367	172,101
2004	162,387	57,795

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

        In November 1999, the Company extended a Technical Testing Agreement with a Consultant. The agreement, which is for a period of two years, calls for annual payments of $110,000 annually in advance. This agreement was extended in November 2001 at an annual cost of $110,000 through October 2002.

        In January 2000, the Company entered into an Agreement for Services with a contract research organization to assist the Company in the performance of its clinical trials. The agreement was to extend over the life of the clinical trials which has an expected term of in excess of seven years with payments made upon the achievement of various milestones in the study. At signing, total expected payments under this agreement was approximately $11,138,000. This agreement was terminated in June of 2001. Expenses incurred related to this agreement were $597,346 and $1,500,950 for the years ended December 31, 2001 and 2000, respectively. Currently the Company is in dispute with the vendor as the amount and the method of calculation of the liability due upon the termination of this agreement. The Company accrued during 2001 approximately $600,000 which represents what the Company has calculated as the balance due under the agreement plus additional costs estimated to settle the matter.

9. Long Term Debt

        The Company's French subsidiary receives financial support from a French governmental agency (Anvar). The grants, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date, are accounted for as long term debt. If certain products are commercialized, the December 31, 2001 balance of $247,752 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of grant proceeds received is recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $55,056 (400,000 French Francs) is payable on or before December 21, 2002.

10. Property, Plant and Equipment

        The following shows the composition of the assets included in property, plant and equipment at December 31, 2001:

	Cost	Accumulated Depreciation	Net
Office furniture and equipment	$288,802	$182,035	$106,767
Manufacturing facility and related equipment	2,900,231	943,302	1,956,929

Total	$3,189,033	$1,125,337	$2,063,696

        Depreciation expense was $420,940 and $377,247 for the years ended December 31, 2001 and 2000, respectively.

11. Employee Benefit Plan

        During 1996, the Company established a 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company made a $25,039 contribution in 2000 and a $42,308 contribution in 2001.

12. Related Party Transactions

        During 2001, the Company made payments of $50,000 and $20,000 to two Board Members who provided advisory services to the Company. In addition the two Board Members received additional options, through the 2001 stock option plan, to purchase 50,000 shares of common stock each at $.89 per share. The options vest over a four year period and expire in 2008. The compensation was voted upon and approved by the Board of Directors.

13. Subsequent Events

        On January 21, 2002 (date of closing), the Company completed an agreement with its joint venture partner AVT purchasing substantially all of their 50% interest in the Joint Venture Companies (leaving the Company with an equity interest in the Joint Venture Companies of 95%). The agreement required the Company to remit to AVT cash of approximately $951,337 ($1,858,551 Australian Dollars), which represented one half of the cash on hand net of current liabilities (accounts payable and accrued expenses) of the Joint venture on the date of closing.

        The Company has various disputes with Professors Jean-Loup Salzmann and David Klatzmann concerning the performance of the various parties under the numerous agreements relating to the Company's August 2000 acquisition of Genopoietic. Professors Salzmann and Klatzmann are consultants to the Company, and Professor Salzmann is a director of the Company.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.
DATE: MARCH 28, 2002	By:	/s/ DAVID L. TOUSLEY David L. Tousley Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ RICHARD P. RAINEY Richard P. Rainey	Vice President -- Finance and Administration (Principal Accounting Officer)	March 28, 2002
EDSON D. DE CASTRO Edson D. de Castro	Director	March 28, 2002
/s/ JOHN K. A. PRENDERGAST, PH.D. John K. A. Prendergast, Ph.D.	Director	March 28, 2002
/s/ CARL SPANA, PH.D. Carl Spana, Ph.D.	Director	March 28, 2002
/s/ ANDREW W. DAHL, SC.D. Andrew W. Dahl, Sc.D.	Director	March 28, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).*
3.2	By-Laws.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen of Common Stock certificate.(1)
4.7	Investors' Rights Agreement Dated November 20, 1995, by and between the Company and certain investors.(1)
4.8	Form of Placement Warrant Relating to Offering of Series B Placement Warrants.(2)
4.9	Certificate of Designation of Series C Convertible Preferred Stock.(3)
4.10	Series C Convertible Preferred Stock Warrant Purchase Agreement.(3)
4.11	Form of Class A and Class B Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.(3)
10.1	Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)
10.2	License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)
10.3	Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(3)
10.4	Consulting Agreement dated May 9, 1996, between the Company and Dr. David Berd.(1)
10.5	Employment Agreement effective as of November 1, 1999, between the Company and Warren B. Dudley.*
10.6	Employment Agreement effective as of February 28, 2001, between the Company and David L. Tousley.*
10.7	Employment Agreement effective as of March 26, 2001, between the Company and Richard P. Rainey.*
10.8	License Agreement dated December 10, 1996, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(4)
10.9	License Agreement dated February 17, 1997, by and between the Company and The Texas A&M University System.(4)
10.10	Sponsored Research Agreement dated May 2, 1997, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(5)
10.11	Sponsored Research Agreement Dated May 12, 1997, by and between the Company and The Texas A&M University System.(5)
10.12	Lease Agreement dated October 18, 2001 for Overland Park Facility.*
10.13	Lease Agreement dated December 1, 1997 for Philadelphia Facility.(6)
10.14	Amended and Restated 1992 Stock Option Plan.(7)
10.15	2001 Stock Option Plan.*
10.16	Securities Purchase Agreement dated March 7, 2000.(8)

10.17	Stock Contribution Agreement dated as of July 17, 2000, among the Company, Professor David R. Klatzmann, Professor Jean-Loup Salzmann, GPH, S.A. and Genopoietic, S.A.(9)
10.18	[Tax] Agreement dated as of August 24, 2000, among the Company, GPH, S.A., Genopoietic S.A., Professor David R. Klatzmann and Professor Jean-Loup Salzmann.(9)
10.19	Research Funding Agreement dated as of August 24, 2000, between the Company and Genopoietic, S.A.(9)
10.20	Rights Agreement dated as of August 24, 2000, between the Company and Professor David R. Klatzmann (an identical agreement was entered into between the Company and Professor Jean-Loup Salzmann).(9)
10.21	Severance Agreement dated February 25, 2001, between the Company and Dr. Jeffrey M. Jonas.(10)
10.22	2000 Directors' Stock Option Plan.(11)
10.23	Termination Deed -- Shareholders Agreement for AVAX Australia and AVAX Manufacturing dated January 21, 2002.*
10.24	Royalty Agreement between AVAX Australia Pty Limited and Eastpac, Inc. dated January 21, 2002.*
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP, Independent Auditors.*

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

(3)
Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

(4)
Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the registration statement on Form S-3 filed with the Securities and Exchange Commission on July 3, 1997.

(5)
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

(7)
Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998.

(8)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2000.

(9)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2000, as amended by the amendment on Form 8-K/A filed with the Securities and Exchange Commission on November 7, 2000.

(10)
Incorporated by reference and previously filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2001.

(11)
Incorporated by reference and previously filed as an exhibit to Form 10-KSB for year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

QuickLinks

Index to Form 10-KSB
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. Description of Business
  ITEM 2. Description of Property
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
AVAX TECHNOLOGIES, INC.
PART II
  ITEM 5. Market For Common Equity And Related Stockholder Matters
  ITEM 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation
  ITEM 7. Financial Statements
  ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act
  ITEM 10. Executive Compensation
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management
  ITEM 12. Certain Relationships and Related Transactions
  ITEM 13. Exhibits and Reports on Form 8-K
CONTENTS
REPORT OF INDEPENDENT AUDITORS
AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED BALANCE SHEET
AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF OPERATIONS
AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES (a development stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS
AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 and 2000
SIGNATURES
EXHIBIT INDEX