Form 10QSB
period 2002-03-31
AVAX TECHNOLOGIES INC
filed 2002-05-15
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-29222

AVAX TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3575874 (IRS Employer Identification No.)
9200 Indian Creek Parkway, Suite 200 Overland Park, KS (Address of principal executive offices)	66210 (Zip Code)

Registrant's telephone number, including area code: (913) 693-8491

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, par value $.004 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No ☐

        As of May 9, 2002, 16,541,621 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

        Documents incorporated by reference: None.

        Transitional Small Business Disclosure Format: ☐ Yes    No ☒

AVAX TECHNOLOGIES, INC.

Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated BALANCE SHEETS—As of December 31, 2001 and March 31, 2002 (Unaudited)	Page 3
	Consolidated STATEMENTS OF OPERATIONS (Unaudited)—For the Three Months Ended March 31, 2001 and 2002; and for the Period from January 12, 1990 (Incorporation) through March 31, 2002	Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited)—For the Three Months Ended March 31, 2001 and 2002 and for the Period from January 12, 1990 (Incorporation) through March 31, 2002	Page 5
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	Page 14
Item 6.	Exhibits and Reports on Form 8-K	Page 15
Signatures		Page 16

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,649,447	$9,999,161
Marketable securities	344,470	347,346
Accounts receivable	292,070	153,676
Inventory	53,939	57,749
Prepaid expenses and other current assets	833,990	890,114

Total current assets	13,173,916	11,448,046
Property, plant and equipment at cost	3,189,033	3,527,080
Less accumulated depreciation	1,125,337	1,353,126

Net furniture and equipment	2,063,696	2,173,954
Equity investment in joint venture	26,975	—
Acquired intellectual property and other intangibles	188,387	169,548

Total assets	$15,452,974	$13,791,548

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,206,507	$2,038,348
Deferred revenue	56,743	—

Total current liabilities	2,263,250	2,038,348
Long-term debt	247,752	247,752
Minority interest in consolidated subsidiaries	—	50,145
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000)	867	867
Common stock, $.004 par value:
Authorized shares—50,000,000
Issued and outstanding shares—16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	41,115	53,301
Deficit accumulated during the development stage	(52,612,342)	(54,111,197)

Total stockholders' equity	12,941,972	11,455,303

Total liabilities and stockholders' equity	$15,452,974	$13,791,548

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) Through March 31,
	2001	2002	2002
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	259,681	65,333	719,147

Total revenue	259,681	65,333	2,670,147
Costs and expenses:
Manufacturing, research and development	2,254,370	1,743,864	33,244,983
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	119,312	18,839	734,711
Selling, general and administrative	1,495,572	942,409	21,244,668

Total operating loss	(3,609,573)	(2,639,779)	(60,391,130)
Other income (expense):
Interest income	282,054	58,684	5,558,944
Interest expense	—	—	(646,293)
Minority interest in losses of consolidated subsidiary	—	7,823	30,282
Amortization of deferred gain on joint venture	225,725	—	1,805,800
Equity in net loss of joint venture	(146,159)	(14,778)	(1,703,763)
Other, net	—	—	145,768

Total other income (expense)	361,620	51,729	5,190,738

Loss before cumulative effect of change in accounting principle and extraordinary item	(3,247,953)	(2,588,050)	(55,200,392)
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	—	902,900	902,900

Loss before extraordinary item	—	(1,685,150)	(54,297,492)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	186,295	186,295

Net loss	(3,247,953)	(1,498,855)	(54,111,197)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(3,247,953)	$(1,498,855)	$(55,981,230)

Net loss per common share	$(.20)	$(.09)

Weighted average number of common shares outstanding	16,541,621	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) To March 31,
	2001	2002	2002
Operating activities
Net loss	$(3,247,953)	$(1,498,855)	$(54,111,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,605	134,650	2,957,249
Amortization of deferred gain on joint venture	(225,725)	—	(1,805,800)
Equity in net loss of joint venture	146,159	14,778	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	(186,295)	(186,295)
Cumulative effect of change in accounting	—	(902,900)	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	(7,823)	(30,282)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(9,238)	147,395	(25,311)
Inventory	3,539	889	(8,585)
Prepaid expenses and other current assets	148,965	(76,877)	(400,016)
Accounts payable and accrued liabilities	(906,164)	(210,722)	833,337
Deferred revenue	8,191	(56,743)	—
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(3,846,621)	(2,642,503)	(45,524,711)
Investing activities
Purchase of marketable securities and short-term investments	(371,423)	(347,346)	(349,275,853)
Proceeds from sale of marketable securities	19,239,189	344,470	341,812,035
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(13,670)	(8,727)	(2,832,663)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	991,634	991,634
Other	—	—	—

Net cash provided by (used in) investing activities	18,854,096	980,031	(2,806,530)

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) to March 31,
	2001	2002	2002
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Changes to the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641

Net cash provided by financing activities	—	—	58,277,101

Effect of exchange rate changes on cash	(34,278)	12,186	53,301

Net increase (decrease) in cash and cash equivalents	14,973,197	(1,650,286)	9,999,161
Cash and cash equivalents at beginning of period	3,694,424	11,649,447	—

Cash and cash equivalents at end of period	$18,667,621	$9,999,161	$9,999,161

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Financial Statements (Unaudited)
For the Three Months ended March 31, 2001 and 2002

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

        In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited ("the Joint Venture Companies"), is manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia, and has similar rights in New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in the two joint venture companies resulting in AVAX owning a 95% interest in the net equity of both joint venture companies.

        In August 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic") each a French societe anonyme based in Paris, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company currently performs contract manufacturing and research activities at its facilities located in Lyon.

        The Company expects that it will need to raise capital within the next 12 months to fund planned operations and product development. However, there can be no assurance that the Company will be able to raise sufficient capital to fund these activities. The inability to secure such funding could have a material adverse effect on the Company, including the possibility that the Company could have to curtail its operations significantly.

        The Company's business is subject to significant risks consistent with biotechnology companies that are developing novel products for human therapeutic use. These risks include, but are not limited to, uncertainties associated with research and development of novel drug and biotechnology products, ensuring access to capital, obtaining and enforcing patents, receiving regulatory approval from competent governmental authorities in the markets of interest (currently the Company's lead product candidate, the AC Vaccine technology, has been placed on clinical hold by the Food and Drug Administration), and competing with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

Basis of Presentation

        The financial information as of March 31, 2002 and for the three-month period ended March 31, 2001 and 2002 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month periods ended March 2001 and 2002 are not necessarily indicative of the results of operations that may be expected for the entire year.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company. Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT's substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies. As such, the Joint Venture Companies accounts are not included in the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. During January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US). This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requires that the results of AVAX Holdings and its majority owned subsidiaries be consolidated into AVAX's consolidated results.

Revenue

        The Company's revenues are related to the provision of contract and other product services. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenues represents fees received by the Company related to tumor cell banking.

        The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2001 and 2000 included in the Company's annual report on Form 10-KSB.

2.    Joint Venture Agreement

        In November 1999, the Company's subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited.

        During 2000, AVT, through a subsidiary, contributed $6 million Australian Dollars, Joint Venture Agreement raising AVT's total ownership percentage in the joint venture to 50%. Due to the ownership percentage maintained by AVT and their substantial and active involvement in the management and decision making processes of the joint venture, the Company determined that it no longer maintained a controlling interest in the operations of the joint venture. Accordingly, the Company began to account for its investment in the joint venture using the equity method of accounting in late 2000.

        At the time of the change from the consolidation method to the equity method, there existed a difference between the Company's cost of its 50% investment in the joint venture and the net book value of the underlying assets. This difference, which amounted to approximately $2.7 million, resulted from the Company's contribution of technology and related licensing rights, which had little recorded value, and AVT's cash investments of $10 million Australian Dollars. The resulting deferred gain was being amortized to income over three years.

        During January 2002, Joint Venture Companies repurchased 90% of AVT's outstanding shares for cash consideration of approximately $1.6 million Australia Dollars. After closing the transaction AVAX Holdings owns a 95% equity interest in the Joint Venture Companies.

        AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares. At that date of the transaction, the Company had recorded on its books Equity investment in joint venture of approximately $12,282. As a result of the transaction AVAX's 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400. $902,900, which represented the deferred gain as of December 31, 2001, was recognized as a cumulative effect of change in accounting. The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary.

3.    Recently Issued Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted the provisions of Statement 142 effective January 1, 2002.

        Statement 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Statement 141 also requires the Company to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments in the quarter ended March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within this quarter. There has been no impairment identified in the intangible assets remaining at January 1, 2002.

        In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve significant risks and uncertainties, and in light of the significant uncertainties inherent in such statements, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. In fact, actual results could differ materially from those contemplated by such forward-looking statements. Many important factors affect the Company's prospects, these factors might include:

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

  •
  Each of the other factors discussed in the Company's Annual Report on Form 10-KSB under Item 1—"Description of Business—Risk Factors."

Plan of Operation

        Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $54,111,197 as of March 31, 2002. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs, including initiation of new clinical trials for M-Vax and O-Vax, clinical development and regulatory submissions related to licensure of the SCID-Xl technology, pre-clinical studies and potential IND filings for certain of the Company's other products and compounds.

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

        The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. The Company intends to continue to be engaged primarily in the development and commercialization of its AC Vaccine products and certain of the other Company products and compounds. The Company anticipates that during the next 12 months it will continue substantial research, development, clinical and regulatory activities, including (i) initiating clinical trials for M-Vax, the Company's lead AC Vaccine technology for metastatic melanoma, (ii) initiating clinical trials for O-Vax, its AC Vaccine for ovarian cancer, (iii) advancing the pre-clinical development of the two small molecule compounds (the topoisomerase and anti-estrogen compounds) in anticipation of IND filings, (iv) preparing a regulatory dossier for the submission to the European Medical Evaluation Agency (EMEA) for the licensure and commercialization of the SCID-Xl technology in Europe, and (v) pursuing reimbursement for the vaccine technology in Australia to augment and support further commercial sales of the vaccine in the region.

        The Company is aggressively pursuing partnering opportunities for all of its technologies. There can be no assurance that the Company will be able to obtain the additional financing or consummate a partnering transaction on commercially reasonable terms necessary to continue to develop current products and technologies. In addition, there can be no assurance that changes in the Company's research and development plans, or other changes which would or could alter the Company's operating expenses, will not require the Company to reallocate funds among its planned activities and curtail certain planned expenditures. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to curtail significantly its activities or cease operations.

        AVAX experienced events during 2001 that significantly impacted its operations during the year. Early in 2001 the Company announced changes to its management team. In addition, in March of 2001 the Company announced that its clinical programs related to the AC Vaccine technology had been placed on clinical hold. Based upon discussions with the FDA it was later determined that these programs should be inactivated and new clinical programs should be initiated for the frozen vaccine product. As a result of these events, AVAX engaged in a detailed review of its technology portfolio, existing asset bases and available resources. This review resulted in a reprioritization and refocusing of the Company's technology portfolio, patent positions and resource requirements. From this effort, a cost minimization strategy was developed and implemented to preserve the Company's cash resources, while focusing on those few development programs with the highest potential return on investment.

        During the three months ended March 31, 2002, the Company realized contract and product revenue of $65,333 versus $259,681 in the prior year. The contract and product revenue relate primarily to manufacturing and research activities occurring at Genopoietic. During 2002, the Company did not initiate any new contract manufacturing relationships and so its revenue producing activities related to only one ongoing contract.

        The Company's manufacturing, research and development expenses in the United States and France decreased 25% from $2,254,370 in the three months ended March 31, 2001 to $1,700,076 in the three months ended March 31, 2002. This decrease is partially offset by the Australia costs that are now being consolidated in 2002. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,
	2002	2001
United States	$1,341,700	$1,831,066
France	358,376	423,304

Costs before Australia consolidation	1,700,076	2,254,370
Australia	43,788	—

	1,743,864	2,254,370

        In the United States expenses in the 2001 period included costs associated with the ongoing clinical trials that did not recur in 2002. Additional cost savings were also generated in the current year related to salaries and patent costs. These cost decreases were partially offset by increased costs associated with product development activities, regulatory costs and manufacturing process validation costs. In France, the decrease in costs relates primarily to headcount, materials and supply cost reductions resulting from the scale-back in activities at the Lyon facility. Australia costs relate to fixed costs associated with headcount and facilities being maintained to manufacture the vaccine in the region.

        The Company's selling, general and administrative expenses in the United States and France decreased 45% from $1,495,572 in the three months ended March 31, 2001 to $816,912 in the three months ended March 31, 2002. This decrease is partially offset by the Australia costs that are now being consolidated in 2002. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,
	2002	2001
United States	$628,478	$1,343,892
France	188,434	151,680

Costs before Australia consolidation	816,912	1,495,572
Australia	125,497	—

	942,409	1,495,572

        In the United States, the first quarter of 2001 included a severance payment to the former CEO of the Company. In the current year, the Company has decreased administrative salaries and decreased outside professional fees associated with marketing, business development and legal activities. In France, selling, general and administrative expenses increased as a result of severance payments to marketing personnel based upon the elimination of certain activities in the region. In Australia, selling, general and administrative costs relate to the management and marketing infrastructure to support the Company's activities in the regions.

Liquidity and Capital Resources

        The Company presently anticipates that its current resources should be sufficient to fund operations into the first quarter of 2003 based upon the Company's current operating plan. That current operating plan includes anticipated expenses relating to (1) filing IND's for M-Vax and O-Vax in 2002 and related costs for recommencing clinical trials for those products, (2) continuing development of the topoisomerase compound and anti-estrogen technology, (3) preparing a regulatory dossier associated with the SCID-Xl technology for submission to EMEA, and (4) pursuing reimbursement of the Vaccine in Australia. To the extent the Company does not achieve one or more of its operating plan objectives in 2002, the anticipated cash needs of the Company are expected to decline. AVAX will need to raise more money during 2002 or in the first quarter of 2003 to continue research and product development through the end of 2003 and into 2004.

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

Trading in the Company's Common Stock

        Currently the Company's common stock is listed and traded on the Nasdaq National Market. As a requirement for continued listing on Nasdaq National Market the Company is required to maintain certain continuing listing criteria, which include a requirement that the minimum bid price for the Company's common stock not fall below $1.00 for 30 consecutive trading days. The Company has been notified by Nasdaq that it has failed to meet this requirement. As a result, and in accordance with Nasdaq rules, the Company common stock may be de-listed from trading on the exchange.

        Nasdaq now allows companies that meet the listing requirements of the Nasdaq SmallCap Market (other than the minimum bid price) an initial grace period of 180 days to regain compliance with the minimum bid price of $1.00. On May 3, 2002 the Company submitted a listing application to allow the Company to transfer its common stock listing to the Nasdaq SmallCap. With the acceptance of the Company's application to switch to the NASDAQ SmallCap Market, the Company's 90-day grace period to achieve the minimum bid requirements, which commenced February 14, 2002, would be extended to 180 days or through August 13, 2002.

        Additionally, if the Company demonstrates at the end of the grace period that it is in compliance with the Nasdaq SmallCap Market core listing standards (that is, either $750,000 net income, stockholders' equity of $5 million or market capitalization of $50 million) then the Company may be allowed an additional 180-day grace period to meet the $1.00 minimum bid price requirement, or until February 9, 2003.

        If a company that has transitioned to the Nasdaq SmallCap Market so desires, it can generally transition back to the Nasdaq National Market by meeting the $1.00 minimum bid price requirement for 30 consecutive trading days during the grace periods and complying with the other applicable National Market criteria

PART II—OTHER INFORMATION

Item 1. Legal Proceedings:

        (a)  As previously updated, Kamy Behzadhi, a former officer of the Company, has brought suit against the Company in Jackson County, Missouri Circuit Court regarding the circumstances surrounding his resignation from the Company. Dr. Behzadhi has recently petitioned to amended his complaint to add an executive officer of the Company as a co-defendant. The Company is vigorously defending itself and its executive officer in this matter and believes that the claims against both defendants are without merit.

        (b)  On May 2, 2002, the Company filed suit in the United States District Court for the Western District of Missouri against Professors Jean-Loup Salzmann and David Klatzmann seeking a declaratory judgment and damages in connection with certain contractual arrangements between the Company and Professors Salzmann and Klatzmann. Professors Salzmann and Klatzmann were the principal owners of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic"), which were acquired by the Company on August 24, 2000, under a Stock Contribution Agreement dated as of July 17, 2000, as subsequently amended (the "Stock Contribution Agreement"). Since that time, Professors Salzmann and Klatzmann have served as consultants to the Company, and Professor Salzmann served as a director of the Company from February 25, 2001 until April 7, 2002.

        The Company acquired Holdings and Genopoietic in exchange for an aggregate of 800,000 shares of the Company's Common Stock. Of the 800,000 shares, 333,422 shares were issued to Professor Salzmann and 326,334 shares were issued to Professor Klatzmann. The shares issued to Professors Salzmann and Klatzmann were placed in escrow to secure their indemnification obligations to the Company under the Stock Contribution Agreement. Pursuant to the terms of that Agreement, Professor Salzmann was elected to the Board of Directors of the Company.

        In addition, both Professors Salzmann and Klatzmann signed consulting agreements with AVAX International Services, Inc, a subsidiary of the Company, to advance the interests of both the Company and Genopoietic. Pursuant to a Rights Agreements dated as of August 24, 2000, between the Company and Professors Salzmann and Klatzmann, each of Professors Salzmann and Klatzmann has the right to acquire up to an additional 1,100,000 shares of the Company's Common Stock upon the successful and timely achievement of certain development and commercialization milestones by Genopoietic. The Company also entered into a Research Funding Agreement with Genopoietic to provide funding to Genopoietic for direct costs of basic scientific research in areas of mutual interest to the Company and Genopoietic.

        As reported in the Company's Annual Report on Form 10-KSB, filed with the SEC on April 1, 2002, the Company has had various disagreements with Professors Salzmann and Klatzmann and had reached a non-binding agreement in principle regarding those disputes, which contemplated (1) the cancellation of all agreements relating to the Genopoietic acquisition, including the consulting agreements with Professors Salzmann and Klatzmann and the Research Funding Agreement, (2) the transfer of all Company Common Stock and rights and options to acquire Company Common Stock by Professors Salzmann and Klatzmann back to the Company (other than approximately 60,000 shares presently held by them), and (3) the transfer by the Company back to Professors Salzmann and Klatzmann of certain technologies that the Company is not presently pursuing, including the TK suicide gene technology. In conjunction with the execution of the agreement in principle, Professor Salzmann resigned from the Company's Board of Directors.

        When the efforts to finalize the terms of the agreement in principle stalled, the Company filed the lawsuit referenced above. The suits seeks (1) a declaratory judgment that the Company is not in breach of its various agreements with Professors Salzmann and Klatzmann, (2) monetary damages for breaches of the Stock Contribution Agreement by Professors Salzmann and Klatzmann, and (3) monetary damages for breaches of the consulting agreements by Professors Salzmann and Klatzmann. Additionally, Professors Salzmann and Klatzmann have threatened litigation against the Company in the course of their negotiations with the Company, which has included a threatened claim for rescission of the August 2000 Genopoietic transaction.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits:

        None

(b)
Reports on Form 8-K:

        None

Signatures

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC. (Registrant)
Date: May 14, 2002	By:	/s/ DAVID L. TOUSLEY David L. Tousley President, Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date: May 14, 2002	By:	/s/ RICHARD P. RAINEY Richard P. Rainey Vice President Finance & Administration (Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AVAX Technologies, Inc. (a development stage company) Consolidated Balance Sheets
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Operations (Unaudited)
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Cash Flows (Unaudited)
AVAX Technologies, Inc. (a development stage company) Consolidated Statements of Cash Flows (Unaudited)
AVAX Technologies, Inc. (a development stage company) Notes to Financial Statements (Unaudited) For the Three Months ended March 31, 2001 and 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
Signatures