Form 10QSB
period 2002-06-30
AVAX TECHNOLOGIES INC
filed 2002-08-13
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Common Stock, par value $.004 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes            ☐  No

        As of August 5, 2002, 16,541,621 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

        Documents incorporated by reference: None.

        Transitional Small Business Disclosure Format:  ☐  Yes                ☒  No

AVAX TECHNOLOGIES, INC.

Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated BALANCE SHEETS—As of December 31, 2001 and June 30, 2002 (Unaudited)	Page 3
	Consolidated STATEMENTS OF OPERATIONS (Unaudited)—For the Three and Six Months Ended June 30, 2001 and 2002; and for the Period from January 12, 1990 (Incorporation) through June 30, 2002	Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited)—For the Six Months Ended June 30, 2001 and 2002 and for the Period from January 12, 1990 (Incorporation) through June 30, 2002	Page 5
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 11
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	Page 15
Item 4.	Submission of Matters to a Vote of Security Holders	Page 15
Item 6.	Exhibits and Reports on Form 8-K	Page 15
Signatures		Page 17

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2001	June 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,649,447	$7,557,602
Marketable securities	344,470	347,346
Accounts receivable	292,070	299,279
Inventory	53,939	54,434
Prepaid expenses and other current assets	477,231	472,365

Total current assets	12,817,157	8,731,026
Property, plant and equipment at cost	3,189,033	3,673,254
Less accumulated depreciation	1,125,337	1,526,658

Net property, plant and equipment	2,063,696	2,146,596
Research and development tax credit receivable	356,759	394,861
Equity investment in joint venture	26,975	—
Acquired intellectual property and other intangibles	188,387	150,710

Total assets	$15,452,974	$11,423,193

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,206,507	$2,054,048
Deferred revenue	56,743	—

Total current liabilities	2,263,250	2,054,048
Long-term debt	247,752	247,752
Minority interest in consolidated subsidiaries	—	39,456
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares — 5,000,000, including Series B — 300,000 shares and Series C — 120,000 shares
Series B convertible preferred stock: Issued and outstanding shares — 0	—	—
Series C convertible preferred stock: Issued and outstanding shares — 86,750 (liquidation preference — $8,675,000)	867	867
Common stock, $.004 par value:
Authorized shares — 50,000,000 Issued and outstanding shares — 16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	41,115	294,318
Deficit accumulated during the development stage	(52,612,342)	(56,725,580)

Total stockholders' equity	12,941,972	9,081,937

Total liabilities and stockholders' equity	$15,452,974	$11,423,193

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period From January 12, 1990 (Incorporation) Through June 30, 2002
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	33,695	240,578	293,376	305,911	959,725

Total revenue	33,695	240,578	293,376	305,911	2,910,725
Costs and expenses:
Manufacturing, research and development	1,805,610	1,983,954	4,059,980	3,727,818	35,228,937
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	119,312	18,838	238,624	37,677	753,549
Selling, general and administrative	785,308	886,630	2,280,880	1,829,039	22,131,298

Total operating loss	(2,676,535)	(2,648,844)	(6,286,108)	(5,288,623)	(63,039,974)
Other income (expense):
Interest income	184,654	23,772	466,708	82,456	5,582,716
Interest expense	—	—	—	—	(646,293)
Minority interest in losses of consolidated subsidiary	—	10,689	—	18,512	40,971
Amortization of deferred gain on joint venture	225,725	—	451,450	—	1,805,800
Equity in net loss of joint venture	(271,858)	—	(418,017)	(14,778)	(1,703,763)
Other, net	—	—	—	—	145,768

Total other income	138,521	34,461	500,141	86,190	5,225,199

Loss before cumulative effect of change in accounting principle and extraordinary item	(2,538,014)	(2,614,383)	(5,785,967)	(5,202,433)	(57,814,775)
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	—	—	—	902,900	902,900

Loss before extraordinary item	(2,538,014)	(2,614,383)	(5,785,967)	(4,299,533)	(56,911,875)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	—	186,295	186,295

Net loss	(2,538,014)	(2,614,383)	(5,785,967)	(4,113,238)	(56,725,580)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(2,538,014)	$(2,614,383)	$(5,785,967)	$(4,113,238)	$(58,595,613)

Net loss per common share	$(.15)	$(.16)	$(.35)	$(.25)

Weighted average number of common shares outstanding	16,541,621	16,541,621	16,541,621	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from January 12, 1990 (Incorporation) To June 30, 2002
	Six months ended June 30,
	2001	2002
Operating activities
Net loss	$(5,785,967)	$(4,113,238)	$(56,725,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459,293	327,020	3,149,619
Amortization of deferred gain on joint venture	(451,450)	—	(1,805,800)
Equity in net loss of joint venture	418,017	14,778	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	(186,295)	(186,295)
Cumulative effect of change in accounting	—	(902,900)	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	(18,512)	(40,971)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(94,507)	1,792	(170,914)
Inventory	8,909	4,204	(5,270)
Prepaid expenses and other current assets	336,524	(15,887)	(238,803)
Accounts payable and accrued liabilities	(878,573)	(195,022)	849,037
Deferred revenue	(64,614)	(56,743)	—
Research and development tax credit receivable	(46,029)	(38,102)	(138,325)
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(6,098,397)	(5,178,905)	(48,061,113)
Investing activities
Purchase of marketable securities and short-term investments	(371,423)	(347,346)	(349,275,853)
Proceeds from sale of marketable securities	19,239,189	344,470	341,812,035
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(100,937)	(154,901)	(2,978,837)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	991,634	991,634
Other	—	—	—

Net cash provided by (used in) investing activities	18,766,829	833,857	(2,952,704)

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,		Period from January 12, 1990 (Incorporation) to June 30, 2002
	2001	2002
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Changes to the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641

Net cash provided by financing activities	—	—	58,277,101

Effect of exchange rate changes on cash	(58,334)	253,203	294,318

Net increase (decrease) in cash and cash equivalents	12,610,098	(4,091,845)	7,557,602
Cash and cash equivalents at beginning of period	3,694,424	11,649,447	—

Cash and cash equivalents at end of period	$16,304,522	$7,557,602	$7,557,602

Supplemental disclosure of cash flow information Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months ended June 30, 2001 and 2002

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

        The Company will need to raise capital within the next 12 months to fund planned operations and product development. However, there can be no assurance that the Company will be able to raise sufficient capital to fund these activities. The inability to secure such funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations or curtail its activities significantly.

        The Company's business is subject to significant risks consistent with biotechnology companies that are developing novel products for human therapeutic use. These risks include, but are not limited to, uncertainties associated with research and development of novel drug and biotechnology products, ensuring access to capital, regulatory approval from competent governmental authorities in the markets of interest (in 2001, IND's for the Company's then leading product candidates were placed on clinical hold by the Food and Drug Administration—these INDs were subsequently inactivated by the Company), obtaining and enforcing patents, receiving and competing with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

Basis of Presentation

        The financial information as of June 30, 2002 and for the three and six month periods ended June 30, 2001 and 2002 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three and six month periods ended June 2001 and 2002 are not necessarily indicative of the results of operations that may be expected for the entire year. Adjustments have been made to prior financial statements to conform with the current year reporting format.

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

Comprehensive Income

        Comprehensive income (loss) is comprised of the Company's net loss and changes in the foreign currency translation adjustment. Translation adjustments for the three and six months ended June 30, 2002 were $12,186 and $253,203, respectively, compared with ($34,278) and ($58,334) for the three and six month period ended June 30, 2001, respectively. As such, comprehensive income (loss) for the three and six months ended June 30, 2002 was ($2,602,197) and ($3,860,035), respectively, compared with ($2,572,292) and ($5,844,301) for the three and six months ended June 30, 2001, respectively.

2.    Joint Venture Agreement

        In November 1999, the Company's subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited andAVT contributed $4 million Australia Dollars giving them a 20% equity interest in the joint venture.

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

        AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares. At the date of that transaction, the Company had recorded on its books Equity investment in joint venture of approximately $12,282. As a result of the transaction AVAX's 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400. Of this difference, $902,900, which represented the deferred gain as of December 31, 2001, was recognized as a cumulative effect of change in accounting. The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary.

        The following pro-forma disclosures are made to reflect the Company's results of operations as if the Australian Joint Venture transaction and the application of SFAS No. 142 occurred as of January 1, 2001.

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2002	Six Months Ended June 30, 2001	Six Months Ended June 30, 2002
	(Unaudited)
Total revenue	36,934	240,587	296,615	305,911
Loss before cumulative effect of change in accounting principle and extraordinary item	(3,008,411)	(2,614,383)	(6,613,632)	(5,215,733)
Net loss	(2,538,014)	(2,614,383)	(3,793,872)	(5,202,533)
Net loss per common share	(.15)	(.16)	(.23)	(.31)

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

4.    Commitments and Contingencies

        On July 8, 2002, PAREXEL International Corp. ("PAREXEL") filed suit in United States District Court for the District of Massachusetts against the Company alleging breach of contract and ancillary claims. The law suit alleges that the Company has failed to pay approximately $1.5 million to PAREXEL under an agreement (since terminated) under which PAREXEL provided certain clinical trial management services to the Company for its previous M-Vax and O-Vax clinical trials. The Company believes the claim for $1.5 million made by PAREXL is without merit and intends to defend this lawsuit vigorously.

        The Company has been advised that it and its two French subsidiaries have been sued by L'Universite Pierre Et Marie Curie ("UPMC") in the Tribunal de Grande Instance de Paris in France. The Company has not been served in this lawsuit. UPMC is seeking (a) a determination that the Company is obligated to develop and maintain certain patents acquired by the Company in the 2000 Genopoietic transaction, (2) the Company must pay certain royalties to UPMC under an agreement between UPMC and the Company's French subsidiary, (3) the Company must pay for certain laboratory space at UPMC. The Company believes it has satisfied all of its obligations to UPMC pursuant to the agreements entered into with UPMC and that the claims in this lawsuit are without merit and intends to defend this lawsuit vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

        Statements in this Form 10-QSB that are not descriptions of historical facts are forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve significant risks and uncertainties, and in light of the significant uncertainties inherent in such statements, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. In fact, actual results could differ materially from those contemplated by such forward-looking statements. Many important factors affect the Company's prospects, these factors might include:

  •
  Uncertainty about whether the Company's products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S., including the increased uncertainties created by the FDA hold on the M-Vax and O-Vax clinical trials in 2001 and the resulting need to initiate new clinical programs for the Company's frozen vaccine products.

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

  •
  The Company's financial and development obligations under its license agreements in order to protect AVAX's rights to its products and technologies.

  •
  The Company's difficulty or inability to obtain or defend its patents, or operate without infringing upon the rights of others.

  •
  Each of the other factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 under Item 1—"Description of Business—Risk Factors."

PLAN OF OPERATION

        Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss attributable to common stockholders of approximately $58,595,613 as of June 30, 2002. The Company expects to incur significant operating losses over the next several years, primarily due to the continuation of its research and development programs, including initiation of new clinical trials for the AC Vaccine Technology, clinical development and regulatory submissions related to licensure of the SCID-Xl technology, pre-clinical studies and potential IND filings for certain of the Company's other products and compounds.

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

        The Company is currently engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. The Company intends to continue to be engaged primarily in the development and commercialization of its AC Vaccine products and certain of the other Company products and compounds. The Company anticipates that during the next 12 months it will continue substantial research, development, clinical and regulatory activities, including (i) initiating clinical trials for M-Vax, the Company's lead AC Vaccine technology for metastatic melanoma, (ii) initiating clinical trials for O-Vax, its AC Vaccine for ovarian cancer, (iii) advancing the pre-clinical development of the two small molecule compounds (the topoisomerase and anti-estrogen compounds) in anticipation of IND filings, and (iv) preparing a regulatory dossier for the submission to the European Medical Evaluation Agency (EMEA) for the licensure and commercialization of the SCID-Xl technology in Europe.

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

        During the six and three month periods ended June 30, 2002, the Company realized contract and product revenue of $305,911 and $240,578 versus $293,376 and $33,695, in the prior year. The contract and product revenue relate primarily to manufacturing and research activities occurring at Genopoietic. The timing of the revenue recognition dealt primarily with the completion of a contract manufacturing agreement in the prior year and the initiation of new agreements in the current year.

        The Company's manufacturing, research and development expenses in the United States and France decreased 12% from $4,059,980 in the six months ended June 30, 2001 to $3,563,939 in the six months ended June 30, 2002. This decrease is partially offset by the Australia costs that are now being consolidated in 2002. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
United States	$1,675,670	$1,574,372	$3,506,736	$2,916,072
France	129,940	289,491	553,244	647,867

Costs before Australia consolidation	1,805,610	1,863,863	4,059,980	3,563,939
Australia	—	120,091	—	163,879

	1,805,610	1,983,954	4,059,980	3,727,818

        In the United States, expenses in the 2001 period included costs associated with the ongoing clinical trials that did not recur in 2002. Additional cost savings were also generated in the current year related to salaries and patent costs. These cost decreases were partially offset by increased costs associated with product development activities, regulatory costs and manufacturing process validation costs. In France, there was an increase in costs for the three and six month periods ending June 30, 2002. The increase in costs relates to increased activities undertaken to support the U.S. clinical filing preparation as well as work related to ongoing contract manufacturing agreements. Australia costs relate to fixed costs associated with headcount and facilities being maintained to manufacture the vaccine in the region.

        The Company's selling, general and administrative expenses in the United States and France decreased 29% from $2,280,880 in the six months ended June 30, 2001 to $1,610,288 in the six months ended June 30, 2002. This decrease is partially offset by the Australia costs that are now being consolidated in 2002. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
United States	$677,517	$618,164	$2,021,409	$1,246,642
France	107,791	175,212	259,471	363,646

Costs before Australia consolidation	785,308	793,376	2,280,880	1,610,288
Australia	—	93,254	—	218,751

	785,308	886,630	2,280,880	1,829,039

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company presently anticipates that its current resources should be sufficient to fund operations into the first quarter of 2003 based upon the Company's current operating plan. That current operating plan includes anticipated expenses relating to (1) filing IND's for M-Vax and O-Vax in 2002 and related costs for recommencing clinical trials for those products, (2) continuing development of the topoisomerase compound and anti-estrogen technology, (3) preparing a regulatory dossier associated with the SCID-Xl technology for submission to EMEA, and (4) pursuing reimbursement of the Vaccine in Australia. To the extent the Company does not achieve one or more of its operating plan objectives in 2002 and the Company decides to curtail its activities the anticipated cash needs of the Company are expected to decline. AVAX will need to raise more money during 2002 or in the first quarter of 2003 to continue research and product development through the end of 2003 and into 2004.

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

Update on the Company's Operating Plan

        The Company has updated the timeline for filing United States IND's related to the AC Vaccine technology to September 2002. Filing of the IND's has been delayed as a result of the toxicology studies taking longer to complete than originally anticipated. The Company does not believe that this delay will affect its overall goal to be in a position to complete these trials and initiate pivotal trials in late 2003. In addition, the Company is evaluating whether, following IND approval, it will initiate clinical trials for both M-Vax and O-Vax in parallel, or elect to proceed with one product and initiate a trial with the second product after adequate funding has been obtained to advance both programs.

Trading in the Company's Common Stock

        Currently the Company's common stock is listed and traded on the Nasdaq SmallCap Market. As a requirement for continued listing on Nasdaq Small Cap Market, the Company is required to maintain certain continuing listing criteria, which include a requirement that the minimum bid price for the Company's common stock not fall below $1.00 for 30 consecutive trading days. The Company has been notified by Nasdaq that it has failed to meet this requirement. As a result, and in accordance with Nasdaq rules, the Company common stock may be de-listed from trading on the exchange.

        Nasdaq has allowed companies that meet the listing requirements of the Nasdaq SmallCap Market (other than the minimum bid price) to transition from the Nasdaq National Market to the Nasdaq SmallCap Market, which the Company did in May 2002. As a result, the grace period to achieve compliance with the minimum bid requirements, which commenced February 14, 2002, was extended through August 13, 2002.

        Additionally, under the current Nasdaq rules, if the Company demonstrates at the end of the grace period (August 13, 2002) that it is in compliance with the Nasdaq SmallCap Market core listing standards (that is, either $750,000 net income, stockholders' equity of $5 million or market capitalization of $50 million) then the Company may be allowed an additional 180-day grace period to meet the $1.00 minimum bid price requirement, or until February 9, 2003. The Company has stockholders' equity as of June 30, 2002, in excess of $5,000,000. Nasdaq has orally advised the Company that the test as of August 13, 2002, will be based on the Company's reported stockholders' equity in its quarterly report on Form 10-QSB for the quarter ended June 30, 2002. Accordingly, the Company believes that it has demonstrated compliance with the Nasdaq SmallCap Market core listing standards and that it will be given an additional 180-day grace period (until February 9, 2003) to achieve compliance with the minimum bid requirement for its common stock.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings:

          (a)  On July 8, 2002, PAREXEL International Corp. ("PAREXEL") filed suit in United States District Court for the District of Massachusetts against the Company alleging breach of contract and ancillary claims. The law suit alleges that the Company has failed to pay approximately $1.5 million to PAREXEL under an agreement (since terminated) under which PAREXEL provided certain clinical trial management services to the Company for its previous M-Vax and O-Vax clinical trials. The Company believes the claim for $1.5 million made by PAREXL is without merit and intends to defend this lawsuit vigorously.

          (b)  The Company has been advised that it and its two French subsidiaries have been sued by L'Universite Pierre Et Marie Curie ("UPMC") in the Tribunal de Grande Instance de Paris in France. The Company has not been served in this lawsuit. UPMC is seeking (a) a determination that the Company is obligated to develop and maintain certain patents acquired by the Company in the 2000 Genopoietic transaction, (2) the Company must pay certain royalties to UPMC under an agreement between UPMC and the Company's French subsidiary, (3) the Company must pay for certain laboratory space at UPMC. The Company believes it has satisfied all of its obligations to UPMC pursuant to the agreements entered into with UPMC and that the claims in this lawsuit are without merit and intends to defend this lawsuit vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the annual meeting of the stockholders of the Company, held on June 13, 2002 (the "Annual Meeting"), the following matters were voted on by the stockholders: (i) the election of five directors, and (ii) the ratification of the adoption of the 2001 Stock Option Plan. The following tables set forth the total votes on each of these matters, with the Company's common stock and Series C convertible preferred stock voting as a single class.

(i)    Election of Directors

	Affirmative Votes	Withheld Authority
Edson D. de Castro	12,103,218.4	360,218
Andrew W. Dahl, Sc.D.	12,104,463.4	358,973
John K. A. Prendergast, Ph.D.	12,063,118.4	400,318
Carl Spana, Ph.D.	12,079,418.4	384,018
David L. Tousley	12,100,353.4	363,083

(ii)  Ratification of 2001 Stock Option Plan

Affirmative Votes	Negative Votes	Abstentions	Broker Non
11,687,267.4	750,076	26,093	0

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

        Exhibit 99.1—Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

        Exhibit 99.2—Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)  Reports on Form 8-K:

        The Company filed two reports on Form 8-K during the three months ended June 30, 2002:

  1.
  A Form 8-K was filed on April 11, 2002, providing an update to the previously reported dispute by the Company with Professor Jean-Loup Salzmann and David Klatzmann.

  2.
  A Form 8-K was filed on June 12, 2002, providing a summary of informational updates given by the Company in an investor conference call held on June 12, 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc. (Registrant)
Date: August 9, 2002	By:	/s/ DAVID L. TOUSLEY David L. Tousley President, Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date: August 9, 2002	By:	/s/ RICHARD P. RAINEY Richard P. Rainey Vice President Finance & Administration (Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements
AVAX Technologies, Inc. (a development stage company) Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
AVAX Technologies, Inc. (a development stage company) Notes to Consolidated Financial Statements (Unaudited) For the Six Months ended June 30, 2001 and 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Cautionary Statement Regarding Forward-Looking Statements
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
Signatures