Form 10QSB
period 2002-09-30
AVAX TECHNOLOGIES INC
filed 2002-11-14
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission file number 0-29222

AVAX TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3575874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9200 Indian Creek Parkway, Suite 200 Overland Park, KS	66210
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (913) 693-8491

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.004 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes    ☐ No

        As of November 8, 2002, 16,541,621 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

        Documents incorporated by reference: None.

        Transitional Small Business Disclosure Format:        ☐ Yes    ☒ No

AVAX TECHNOLOGIES, INC.

Table of Contents

Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated BALANCE SHEETS—As of December 31, 2001 and September 30, 2002 (Unaudited)	Page 3
	Consolidated STATEMENTS OF OPERATIONS (Unaudited)—For the Three and Nine Months Ended September 30, 2001 and 2002; and for the Period from January 12, 1990 (Incorporation) through September 30, 2002	Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited)—For the Nine Months Ended September 30, 2001 and 2002 and for the Period from January 12, 1990 (Incorporation) through September 30, 2002	Page 5
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 12
Item 3.	Controls and Procedures	Page 17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	Page 18
Item 6.	Exhibits and Reports on Form 8-K	Page 18
Signatures		Page 19
Certifications		Page 20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,649,447	$5,558,016
Marketable securities	344,470	347,452
Accounts receivable	292,070	359,485
Inventory	53,939	51,094
Prepaid expenses and other current assets	477,231	256,032

Total current assets	12,817,157	6,572,079
Property, plant and equipment at cost	3,189,033	3,671,620
Less accumulated depreciation	1,125,337	1,644,580

Net property, plant and equipment	2,063,696	2,027,040
Research and development tax credit receivable	356,759	395,672
Equity investment in joint venture	26,975	—
Acquired intellectual property and other intangibles	188,387	131,871

Total assets	$15,452,974	$9,126,662

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,206,507	$2,425,437
Deferred revenue	56,743	—

Total current liabilities	2,263,250	2,425,437
Long-term debt	247,752	247,752
Minority interest in consolidated subsidiaries	—	9,928
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000)	867	867
Common stock, $.004 par value:
Authorized shares—50,000,000
Issued and outstanding shares—16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	41,115	255,866
Deficit accumulated during the development stage	(52,612,342)	(59,325,520)

Total stockholders' equity	12,941,972	6,443,545

Total liabilities and stockholders' equity	$15,452,974	$9,126,662

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

					Period From January 12, 1990 (Incorporation) Through September 30, 2002
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	71,953	246,966	365,329	552,877	1,206,691

Total revenue	71,953	246,966	365,329	552,877	3,157,691
Costs and expenses:
Manufacturing, research and development	2,252,344	1,870,459	6,312,324	5,598,277	37,099,396
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	119,312	18,839	357,936	56,516	772,388
Selling, general and administrative	859,131	1,032,751	3,140,011	2,861,790	23,164,049

Total operating loss	(3,158,834)	(2,675,083)	(9,444,942)	(7,963,706)	(65,715,057)
Other income (expense):
Interest income	132,822	45,615	599,530	128,071	5,628,331
Interest expense	—	—	—	—	(646,293)
Minority interest in losses of consolidated subsidiary	—	29,528	—	48,040	70,499
Amortization of deferred gain on joint venture	225,725	—	677,175	—	1,805,800
Equity in net loss of joint venture	(260,711)	—	(678,728)	(14,778)	(1,703,763)
Other, net	—	—	—	—	145,768

Total other income	97,836	75,143	597,977	161,333	5,300,342

Loss before cumulative effect of change in accounting principle and extraordinary item	(3,060,998)	(2,599,940)	(8,846,965)	(7,802,373)	(60,414,715)
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	—	—	—	902,900	902,900

Loss before extraordinary item	(3,060,998)	(2,599,940)	(8,846,965)	(6,899,473)	(59,511,815)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	—	186,295	186,295

Net loss	(3,060,998)	(2,599,940)	(8,846,965)	(6,713,178)	(59,325,520)

Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(3,060,998)	$(2,599,940)	$(8,846,965)	$(6,713,178)	$(61,195,553)

Net loss per common share	$(.19)	$(.16)	$(.53)	$(.41)

Weighted average number of common shares outstanding	16,541,621	16,541,621	16,541,621	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Period from January 12, 1990 (Incorporation) To September 30, 2002
	2001	2002
Operating activities
Net loss	$(8,846,965)	$(6,713,178)	$(59,325,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685,339	463,781	3,286,380
Amortization of deferred gain on joint venture	(677,175)	—	(1,805,800)
Equity in net loss of joint venture	678,728	14,778	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	(186,295)	(186,295)
Cumulative effect of change in accounting	—	(902,900)	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	(48,040)	(70,499)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale or abandonment of furniture and equipment	—	—	37,387
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(130,694)	(58,414)	(231,120)
Inventory	5,498	7,544	(1,930)
Prepaid expenses and other current assets	356,938	200,446	(22,470)
Accounts payable and accrued liabilities	(461,842)	176,367	1,220,426
Deferred revenue	(64,614)	(56,743)	—
Research and development tax credit receivable	—	(38,913)	(139,136)
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(8,454,787)	(7,141,567)	(50,023,775)
Investing activities
Purchase of marketable securities and short-term investments	(715,893)	(694,798)	(349,623,305)
Proceeds from sale of marketable securities	19,610,612	691,816	342,159,381
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(98,228)	(153,267)	(2,977,203)
Proceeds from sale of furniture and equipment	—	—	4,600
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	991,634	991,634
Other	—	—	—

Net cash provided by (used in) investing activities	18,796,491	835,385	(2,951,176)

	Nine months ended September 30,		Period from January 12, 1990 (Incorporation) To September 30, 2002
	2001	2002
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Changes to the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641

Net cash provided by financing activities	—	—	58,277,101

Effect of exchange rate changes on cash	(3,497)	214,751	255,866

Net increase (decrease) in cash and cash equivalents	10,338,207	(6,091,431)	5,558,016
Cash and cash equivalents at beginning of period	3,694,424	11,649,447	—

Cash and cash equivalents at end of period	$14,032,631	$5,558,016	$5,558,016

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months ended September 30, 2001 and 2002

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

        In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited ("the Joint Venture Companies"), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in the two joint venture companies resulting in AVAX owning a 95% interest in the net equity of both joint venture companies. In September 2002, the Company announced that it would be discontinuing its operations in Australia. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. The Company expects to substantially complete its plan for discontinuing operations in Australia in the fourth quarter of 2002, including the sale of property and equipment and vacating leased facilities. Severance costs of terminated employees, one of which will continue until the end of October, were accrued and included in selling, general and administrative expenses for the three and nine month periods ended September 30, 2002.

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

        The Company will need to raise capital within the next 9 months to fund operations and product development. However, there can be no assurance that the Company will be able to raise sufficient capital to fund these activities. The inability to secure such funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations or further curtail its activities significantly.

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

Basis of Presentation

        The financial information as of September 30, 2002 and for the three and nine month periods ended September 30, 2001 and 2002 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three and nine month periods ended September 2001 and 2002 are not necessarily indicative of the results of operations that may be expected for the entire year. Reclassifications have been made to prior financial statements to conform with the current year reporting format.

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

Comprehensive Income

        Comprehensive income (loss) is comprised of the Company's net loss and changes in the foreign currency translation adjustment. Translation adjustments for the three and nine months ended September 30, 2002 were $(38,522) and $214,751, respectively, compared with $54,837 and ($3,497) for the three and nine month period ended September 30, 2001, respectively. As such, comprehensive income (loss) for the three and nine months ended September 30, 2002 was ($2,638,392) and ($6,498,427), respectively, compared with ($3,006,161) and ($8,850,552) for the three and nine months ended September 30, 2001, respectively.

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

        In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss have been recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This new standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the

Long-Lived Assets to Be Disposed Of, providing one accounting model for the review of asset impairment. SFAS No. 144 retains much of the recognition and measurement provisions of SFAS No. 121 but removes goodwill from its scope.

        As previously discussed, in September 2002, the Company announced that it would be discontinuing its operations in Australia and abandoning its leased facilities there. These operations will be reported as discontinued once abandoned in accordance with SFAS No. 144 in the fourth quarter 2002. The loss from the Australian operations, consisting principally of research and development expenses and selling, general and administrative expenses, for the three and nine month periods ended 2002 was $561,043 and $912,767, respectively. Revenues during these respective periods were immaterial.

3.    Joint Venture Agreement

        In November 1999, the Company's subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited and AVT contributed $4 million Australia Dollars giving them a 20% equity interest in the joint venture.

        During 2000, AVT, through a subsidiary, contributed an additional $6 million Australian Dollars, Joint Venture Agreement raising AVT's total ownership percentage in the joint venture to 50%. Due to the ownership percentage maintained by AVT and their substantial and active involvement in the management and decision making processes of the joint venture, the Company determined that it no longer maintained a controlling interest in the operations of the joint venture. Accordingly, the Company began to account for its investment in the joint venture using the equity method of accounting in late 2000.

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

        During January 2002, Joint Venture Companies repurchased 90% of AVT's outstanding shares for cash consideration of approximately $1.8 million Australia Dollars. After closing the transaction AVAX Holdings owns a 95% equity interest in the Joint Venture Companies.

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

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
	(Unaudited)
Total revenue	71,953	246,966	371,614	552,877
Loss before cumulative effect of change in accounting principle and extraordinary item	(3,273,687)	(2,599,940)	(10,134,995)	(7,787,595)
Net loss	(3,273,687)	(2,599,940)	(9,045,800)	(7,787,595)
Net loss per common share	(.20)	(.16)	(.55)	(.47)

4.    Commitments and Contingencies

        On July 8, 2002, PAREXEL International Corp. ("PAREXEL") filed suit in United States District Court for the District of Massachusetts against the Company alleging breach of contract and ancillary claims. The law suit alleges that the Company has failed to pay approximately $1.5 million to PAREXEL under an agreement (since terminated) under which PAREXEL provided certain clinical trial management services to the Company for its previous M-Vax and O-Vax clinical trials. The Company believes the claim for $1.5 million made by PAREXEL is without merit and is defending this lawsuit vigorously.

        The Company has been notified that it and its two French subsidiaries have been sued by L'Universite Pierre Et Marie Curie ("UPMC") in the Tribunal de Grande Instance de Paris in France. UPMC is seeking (a) a determination that the Company is obligated to develop and maintain certain patents acquired by the Company in the 2000 Genopoietic transaction, (2) the Company must pay certain royalties to UPMC under an agreement between UPMC and the Company's French subsidiary, and (3) the Company must pay for certain laboratory space at UPMC. The Company believes it has satisfied all of its obligations to UPMC pursuant to the agreements entered into with UPMC and that the claims in this lawsuit are without merit and is defending this lawsuit vigorously.

        Should the Company be unsuccessful in defending either of these lawsuits, the payment of all or a significant portion of the related claims could have a material adverse effect on the Company's financial condition, results of operations and ability to continue operations.

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

Plan of Operation

        Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss attributable to common stockholders of approximately $61,195,553 as of September 30, 2002. The Company expects to continue to incur significant operating losses for the foreseeable future.

        The Company's ability to achieve profitability depends upon its ability to raise capital to continue its development programs or to enter into a joint venture or other strategic alliance that provides cash resources necessary for product development. Even if the Company is able to raise the capital directly or indirectly to develop its products and technologies, its ability to achieve profitability depends upon, among other things, its ability to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. None of the Company's products generates revenue, and there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, or any other products that it may develop.

        The Company is engaged in the development and commercialization of biotechnology and pharmaceutical products and technologies. In November 2002, the Company announced that it will not begin enrollment into its planned Phase I/II clinical trials of M-Vax and O-Vax, the Company's AC Vaccine technology candidates for melanoma and ovarian cancers. The Company's decision to delay the initiation of these trials, as well as staff and spending reductions discussed below, were taken to help preserve the cash resources of the Company. Even with the reductions in staff and spending levels the Company intends to (i) continue exploring product development and potential corporate alliance relationships with other biotechnology or pharmaceutical companies, (ii) provide limited funding of product development and research activities for the AC Vaccine technology through the technology's Principal Investigator (iii) advance the pre-clinical development of the two small molecule compounds (the topoisomerase and anti-estrogen compounds) in anticipation of IND filings, (iv) prepare the Lyon, France manufacturing facility for a regulatory compliance inspection in anticipation of producing the AC Vaccine pursuant to the distribution agreement with Groupo Ferrer, and (v) maintain the Company's Philadelphia manufacturing facility to comply with GMP and FDA clinical processing requirements. These planned activities are intended to keep the Company in a position to quickly reinitiate its planned Phase I/II clinical trials for M-Vax and O-Vax when the necessary funding or business alliances can be obtained to support those trials. All staff retention and spending decisions are being made from the perspective of maintaining the Company's ability to move quickly with the clinical trials when funds are available for those trials.

        In the past 18 months, the Company has redeveloped the AC Vaccine technology as a frozen product so that the product can better comply with all current regulatory requirements for cell therapies. In addition, IND's have been submitted and accepted by the FDA to begin clinical testing of the AC Vaccine in melanoma and ovarian cancers. The Company currently has the ability to process clinical samples at its manufacturing facility in Philadelphia, Pennsylvania for distribution and administration to patients under its recently accepted IND's. Potential investigator sites have been identified and contacted in preparation for initiating trials. Due to the current limited financial resources of the Company and the cost anticipated to initiate and complete planned Phase I/II clinical trials for the AC Vaccine technology, the Company does not have financial resources required to complete its planned clinical programs. As a result the Company has determined that it will not proceed with its clinical programs until the appropriate level of funding has been secured and/or other business alliances are in place that would allow the Company to complete its clinical programs.

        Based upon the decision to delay the initiation of clinical trials the Company has implemented cost and staff reduction programs to further reduce spending. The Company is eliminating its research activities at its facility in Albany, New York. The Company has also reduced staff at its Philadelphia, Pennsylvania manufacturing facility and at its corporate headquarters in Overland Park, Kansas. No reductions in staff have occurred at the Company's Lyon facility, which is presently generating sufficient revenues from contract manufacturing to pay the operating expenses of that facility. The Company has entered into or extended existing contract manufacturing arrangements for the Lyon facility because the revenues from those contracts allow the Company to maintain that facility and the personnel at Lyon necessary to support certain development activities relating to the AC Vaccine technology.

        The staff reductions at the Philadelphia facility were the result of the decision not to enroll the AC Vaccine clinical trials. The Company, however, is maintaining four employees at the Philadelphia facility so that the facility will be available to begin processing tumors quickly upon the launch of any of the Company's planned clinical trials. The Philadelphia facility has undergone significant validation and process preparation testing in the last 12 months in anticipation of the planned clinical trials, and the results of those efforts would be partially lost if the facility were closed by the Company at this time. The validation and testing was completed in conjunction with the development of the frozen vaccine with the AC Vaccine technology.

        After the current staff reductions, the employment at the Company is five persons at its corporate headquarters, four persons at the Philadelphia facility, and 13 persons at the Lyon, France facility.

        In September 2002, the Company announced that it would be discontinuing its operations in Australia. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and decided to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. The Company expects to substantially complete its plan for discontinuing operations in Australia in the fourth quarter of 2002, including the sale of property and equipment and vacating leased facilities. Severance costs of terminated employees, one of which will continue until the end of October, were accrued and included in selling, general and administrative expenses for the three and nine month periods ended September 30, 2002.

        The Company has engaged an investment banking firm to assist the Company in evaluating potential merger, acquisition and related strategies for the Company.

        The Company is aggressively pursuing partnering opportunities for all of its technologies. There can be no assurance that the Company will be able to obtain the additional financing or consummate a partnering transaction on commercially reasonable terms necessary to continue to develop current products and technologies. In addition, there can be no assurance that changes in the Company's research and development plans, or other changes which would or could alter the Company's operating expenses, will not require the Company to continue to reallocate funds among its planned activities and to curtail further certain planned expenditures. There can be no assurance as to the availability or the terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to further curtail significantly its activities or cease operations.

        During the three and nine month periods ended September 30, 2002, the Company realized contract and product revenue of $246,966 and $552,877 versus $71,953 and $365,329, in the prior year. The contract and product revenue relate primarily to manufacturing and research activities occurring at Genopoeitic. The increased revenue related primarily to the completion of a contract manufacturing agreement in the prior year and the initiation of agreements in the current year providing for more expanded services.

        The Company's manufacturing, research and development expenses in the United States and France decreased 16% from $6,312,324 in the nine months ended September 30, 2001 to $5,284,621 in the nine months ended September 30, 2002. This decrease is partially offset by the Australia costs that are now being consolidated in 2002. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
United States	$1,736,018	$1,608,250	$5,242,754	$4,524,322
France	516,326	112,432	1,069,570	760,299

Costs before Australia consolidation	2,252,344	1,720,682	6,312,324	5,284,621
Australia	—	149,777	—	313,656

	$2,252,344	$1,870,459	$6,312,324	$5,598,277

        In the United States, expenses in the 2001 period included costs associated with the ongoing clinical trials that did not recur in 2002. Additional cost savings were also generated in the current year related to decreased salaries and patent costs. These cost decreases were partially offset by increased costs associated with product development activities, regulatory costs and manufacturing process validation costs. In France, quarterly and year to date costs decreased as the result of focusing the operations and the cancellation of research activities and obligations under research funding agreements. Prior year third quarter costs in France included costs related to supporting the patent portfolio for certain technologies which did not recur as a result of a decision to cease development of these technologies. Australia costs relate to fixed costs associated with headcount and facilities being maintained to manufacture the vaccine in the region. Current quarter costs include the effects of severance payments to the head of manufacturing during the period in conjunction with our plan to discontinue operations in the region.

        The Company's selling, general and administrative expenses in the United States and France decreased 31% from $3,140,011 in the nine months ended September 30, 2001 to $2,179,588 in the nine months ended September 30, 2002. This decrease is partially offset by the Australia costs that are now being consolidated in 2002. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
United States	$698,338	$474,743	$2,719,747	$1,721,385
France	160,793	94,557	420,264	458,203

Costs before Australia consolidation	859,131	569,300	3,140,011	2,179,588
Australia	—	463,451	—	682,202

	$859,131	$1,032,751	$3,140,011	$2,861,790

        In the United States, the first quarter of 2001 included a severance payment to the former CEO of the Company. In the current year, the Company has decreased administrative salaries and decreased outside professional fees associated with marketing, business development and legal activities. In France, selling, general and administrative expenses increased for the nine month period as a result of severance payments to marketing personnel based upon the elimination of certain activities in the region. Costs for the quarter decreased as a result of the closing of the Paris office and a focusing of the operational activities. In Australia, selling, general and administrative costs relate to the management and marketing infrastructure to support the Company's activities in the regions. Costs for the three and nine month period includes the effects of severance payments to the general manager, office manager and marketing personnel in conjunction with our plan to discontinue operations in the region.

Liquidity and Capital Resources

        The Company presently anticipates, based upon its decision to restrict clinical development activities in the United States and its plan to discontinue operations in Australia, that its current resources should be sufficient to fund operations through the second quarter of 2003 based upon the Company's current operating plan. That current operating plan includes anticipated expenses relating to (1) business development and finance initiatives directed towards finding a strategic alliance, partner or financing sources, (2) continuing development of the topoisomerase compound and anti-estrogen technology, (3) continuing contract manufacturing activities at the Company's Lyon, France facility, (4) preparing this facility for inspection by the French authorities to receive GMP certification and beginning production of vaccines for commercial sale in Europe in conjunction with the Groupo Ferrer distribution agreement, and (5) maintaining the Philadelphia manufacturing facility in preparation for the production of clinical samples in the event clinical trials are commenced for the AC Vaccine technology. To the extent the Company does not achieve one or more of its operating plan objectives in 2002 and the Company decides to curtail further its activities the anticipated cash needs of the Company are expected to decline. AVAX will need to raise more money during 2002 or in the first quarter of 2003 to continue research and product development through the end of 2003 and into 2004.

        Because the Company's working capital requirements depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the first quarter of 2003. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations. There can be no assurance, however, that the Company will be able to obtain the additional funds it will require on acceptable terms, if at all. If adequate funds are not available the Company may be required to delay, reduce the scope of, or eliminate, one or more of its research or development programs; to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or to license the rights to such products on terms that are less favorable to the Company that might otherwise be available; or cease operations.

Trading in the Company's Common Stock

        Currently the Company's common stock is listed and traded on the Nasdaq SmallCap Market. As a requirement for continued listing on Nasdaq Small Cap Market, the Company is required to maintain certain continuing listing criteria, which include a requirement that the minimum bid price for the Company's common stock not fall below $1.00 for 30 consecutive trading days. The Company has been notified by Nasdaq that it has failed to meet this requirement. Based upon guidance provided by Nasdaq, the company has been informed that it has until February 9, 2003 to regain compliance with the Nasdaq minimum bid listing requirements. If the Company has not regained compliance by February 9, 2003, the Companies common stock may be desisted from trading on Nasdaq.

Item 3.    Controls and Procedures

        (a)  Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended and (2) is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

        (b)  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings:

        (a)  On July 8, 2002, PAREXEL International Corp. ("PAREXEL") filed suit in United States District Court for the District of Massachusetts against the Company alleging breach of contract and ancillary claims. The law suit alleges that the Company has failed to pay approximately $1.5 million to PAREXEL under an agreement (since terminated) under which PAREXEL provided certain clinical trial management services to the Company for its previous M-Vax and O-Vax clinical trials. The Company believes the claim for $1.5 million made by PAREXL is without merit and is defending this lawsuit vigorously.

        (b)  The Company has been notified that it and its two French subsidiaries have been sued by L'Universite Pierre Et Marie Curie ("UPMC") in the Tribunal de Grande Instance de Paris in France. UPMC is seeking (a) a determination that the Company is obligated to develop and maintain certain patents acquired by the Company in the 2000 Genopoietic transaction, (2) the Company must pay certain royalties to UPMC under an agreement between UPMC and the Company's French subsidiary, and (3) the Company must pay for certain laboratory space at UPMC. The Company believes it has satisfied all of its obligations to UPMC pursuant to the agreements entered into with UPMC and that the claims in this lawsuit are without merit and is defending this lawsuit vigorously.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits:

  Exhibit 99.1—Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
  Exhibit 99.2  —Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)    Reports on Form 8-K:

        None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.
(Registrant)
Date: November 14, 2002	By:	/s/ DAVID L. TOUSLEY David L. Tousley President, Chief Operating Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date: November 14, 2002	By:	/s/ RICHARD P. RAINEY Richard P. Rainey Vice President Finance & Administration (Principal Accounting Officer)

CERTIFICATIONS

        I, David L. Tousley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of AVAX Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ DAVID L. TOUSLEY David L. Tousley Chief Operating Officer

CERTIFICATIONS

        I, David L. Tousley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of AVAX Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ DAVID L. TOUSLEY David L. Tousley Chief Financial Officer

QuickLinks

Table of Contents
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES