Form 10KSB
period 2002-12-31
AVAX TECHNOLOGIES INC
filed 2003-03-31
CIK 1015441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
 Common Stock, par value $.004 per share
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. ☒

        The issuer's revenues for the period ended December 31, 2002 were $770,743.

        As of February 28, 2003, 19,210,846 shares of the registrant's common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the reported closing price of the common stock on the Nasdaq Stock Market, on February 28, 2003, was $2,479,492.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last reported sale price on the Nasdaq SmallCap Market) on the last business day of the registrant's most recently completed second fiscal quarter was approximately $8,010,665.

        Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

        Transitional Small Business Disclosure Format: Yes ☐ No ☒

AVAX Technologies, Inc.

Index to Form 10-KSB

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

        Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors might include:

  •
  AVAX's history of operating losses, its continuing cash requirements, its immediate need to raise more money, and the uncertainty of the Company's future profitability.

  •
  Uncertainty relating to AVAX's ability to enter into contract manufacturing agreements that can provide sufficient revenue to cover all or any substantial part of the operating expenses of the Company.

  •
  Uncertainty about whether the Company's products will again begin or successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S..

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

AVAX TECHNOLOGIES, INC.

PART I

ITEM 1. Description of Business

GENERAL

        AVAX is a development stage biotechnology company with international operations, specializing in the development and commercialization of individualized therapies and other novel products and technologies for the treatment of cancer and other life-threatening diseases. In addition, the Company generates revenues by providing contract manufacturing services to other companies that produce biological products for use in clinical trials. AVAX is based in Overland Park, Kansas, with operations in Philadelphia, Pennsylvania, and Lyon, France.

        In 1995, AVAX identified the AC Vaccine research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University in Philadelphia, and licensed the rights to Dr. Berd's research. Historically, the Company focused its efforts on the development of an immunotherapy for the treatment of cancer, the AC Vaccine technology. During 2001 the Company received notification from the U.S. Food and Drug Administration ("FDA") that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA. In addition, the FDA conducted reviews of AVAX's manufacturing facilities in Philadelphia that resulted in the FDA issuing a Form 483 and later a formal Warning Letter. Based upon the Company interactions with the FDA, the Company decided to inactivate the Investigational New Drug applications ("IND's") in place during 2001 for M-Vax and O-Vax and to prepare to file new IND's during 2002. In working with the FDA to resolve the issues identified as part of the clinical hold, the Company's concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine format (referred to as the "fresh" vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA. Through these research and development activities the Company developed a new product format for the production and distribution of the AC Vaccine, referred to as the "frozen" vaccine technology. See "Clinical and Product Development Status of the AC Vaccine" below.

        During 2002, IND's were filed by the Company and accepted by FDA for the application of the AC Vaccine technology to treat both melanoma and ovarian cancer patients. These IND's are for the "frozen" vaccine product format for M-Vax and O-Vax. Activation of these two FDA sanctioned trials has not occurred as a result of the Company's inability to support financially the completion of the trials.

        In August 2000, the Company acquired Genopoietic S.A. and its corporate affiliate ("Genopoietic"), based in Lyon, France, which developed cell and gene-based therapies in collaboration with Pierre et Marie Curie University ("UPMC") and Centre National de la Recherche Scientifique ("CNRS"). The Company acquired a biological clean room facility in Lyon, France as part of the Genopoietic acquisition.

        The current operations of the Company include the maintenance of its biological clean-room facilities in Philadelphia, Pennsylvania and Lyon, France (1) to allow the Company to proceed quickly into clinical trials under the two FDA-approved IND's if funding or a strategic alliance is entered into, and (2) to allow the Company to pursue potential contract manufacturing relationships in which it would utilize the facility and its personnel. The Company has secured a long-term contract manufacturing agreement through its Lyon, France facility and is presently pursuing additional contract manufacturing relationships. The Lyon facility is adequate to support both the clinical and commercial production of the Company's AC Vaccine technology.

        The Company, as a result of its clinical activities in the United States and France, has developed a level of expertise related to the clinical production and regulation of cell and gene therapies. Cell and gene therapy research and development has been ongoing in recent years, but the regulations of these products by most regulatory agencies is just beginning to evolve. In February 2002 (effective April 2002) the United States Pharmacopia published a chapter on manufacturing and testing requirements relating to cell and gene therapies. Prior to the publication of this chapter, there did not exist any published guidance for companies engaged in production and testing of cell and gene therapies. Likewise, in Europe the European Medicines Evaluation Agency is currently developing guidelines for the production, testing and regulation of cell and gene therapies.

        Based upon successful validation of its facilities and acceptance of IND filings in Europe for others that have been assisted by the Company and acceptance of the Company's IND filings in the United States, the Company has expanded its efforts to attract contract manufacturing relationships in both the United States and France. A contract manufacturing engagement would likely consist of two components. The first component of the engagement would be a feasibility study. The feasibility study typically would involve the transfer of production techniques from a scientific laboratory to the Company's facilities. After transferring the techniques, the Company will develop the required procedures, tests and assays so that the product will then be produced in compliance with cGMP (current good manufacturing practices) requirements. After validating the procedures, tests and assays, the Company would then produce the necessary components for the manufacturing section to be filed as part of an IND application.

        Upon acceptance of the IND by a regulatory agency, the second component of the engagement would then commence. This component consists of the manufacturing and testing of clinical samples for administration to patients as part of a clinical trial. As part of this operation, the Company would maintain all the necessary paperwork and documentation to demonstrate the work was done in compliance with standards established by the applicable regulatory agency. In addition, the documentation would be used to support further IND filings and could be used as a component of a Biological License Application (BLA) for approval to market the product.

        In December 1996, AVAX licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey, certain patent applications relating to a series of anticancer agents or compounds known as topoisomerase targeting anticancer agents. The Company is continuing to advance the pre-clinical development of its topoisomerase inhibitor compound.

        In February 1997, AVAX licensed from The Texas A&M University System an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer fighting anti-estrogen compounds. This anti-estrogen technology is being developed in conjunction with the Drug Development Group of the National Cancer Institute.

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

TECHNOLOGY AND PRODUCT CANDIDATES AND SERVICES

        Historically, chemotherapy and radiotherapy have been the only accepted post-surgical treatments for cancer. Chemotherapy is the prevention or treatment of disease by administering chemical agents. Radiotherapy is the prevention or treatment of disease by electromagnetic or particulate radiation. Alternatively, immunotherapy, which is a rapidly expanding segment of cancer therapy, treatment and research, is the treatment of disease or infection by stimulating the body's immune system through a process of immunization or by administration of immunocompetent cells. One example of immunotherapy is vaccination. When a person is vaccinated or immunized against a particular disease or infection, that person is injected with portions of some or all of the disease agent itself, which stimulates the body's immune system to recognize and fight the foreign agent. In this way, he or she develops an immune memory to the disease or infection. Vaccines that are being developed to treat cancer are intended to act in the same way.

        A cancer cell, in the simplest terms, is an abnormal cell that evolves from previously healthy cells. Cancer is characterized by the uncontrolled growth and spread of these abnormal cells that escape from normal growth control. It is generally believed that the immune system fails to recognize the cancer cells as foreign, and, therefore, does not respond by attacking and destroying them. Consequently, the cancer cells invade and destroy healthy tissue, which can ultimately lead to a person's death if untreated.

        Cancers, composed of either solid tumors or circulating cancerous cells, tend to spread over time to other tissues and organs in the body. Cancer may be diagnosed at any stage of the disease, from very early (best prognosis) to very late (worst prognosis). When cancer is detected early and has not yet spread to other organs and tissues, surgical removal of the tumor is often effective. When removal of the tumor is incomplete or delayed until the cancer has spread to distant sites in the body, treatment is difficult with currently available technologies and cure is uncommon. Chemotherapy and radiotherapy have traditionally been the accepted methods of treatment in these cases. Although there have been many advances in the development of more effective and targeted cancer treatments, the Company believes there is still an unmet need for better and more specific cancer therapies.

        The following is a summary of the technologies and products being developed by the Company.

AC Vaccine Technology

        AVAX licensed from Thomas Jefferson University an issued U.S. patent and certain U.S. and foreign patent applications covering a cancer vaccine containing a cancer patient's own ("autologous") modified tumor cells and a method for making and using this type of vaccine (the "TJU License"). The Company's autologous cell vaccine ("AC Vaccine") is a vaccine made using a patient's own tumor cells, which is designed to stimulate a patient's immune system to recognize, contain and eliminate the cancer cells. The method for creating and using the AC Vaccine ("AC Vaccine technology") involves the removal of a patient's own tumor cells, and then modifying the tumor cells by treating them with a smaller molecule called a hapten. Once the tumor cells have been modified (haptenized), the hapten-modified cells are injected into the patient along with an adjuvant, which is an agent that helps stimulate the immune response. This combination is recognized as foreign by the body's immune system, which elicits an immune response against the hapten-modified tumor cells. Experimental evidence suggests that if the patient has a strong immune response to the hapten-modified tumor cells, this may be followed by the development of an immune response to the unmodified (natural) tumor cells as well. In this way, through the development of immune memory, the body's immune system would be triggered to attack and eliminate the unmodified cancer cells that it would now see as foreign.

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

  •
  Stage 2—lesion greater than 1.5mm thickness and no apparent spreading from primary cancer site;

  •
  Stage 3—metastasis to regional draining lymph nodes; and

  •
  Stage 4—distant (bloodbourne) metastasis.

        Historically, patients with stage 3 melanoma have been treated with surgery followed by a year-long regimen of the drug, alpha interferon. This is a biological drug and currently the only FDA-approved post-surgical treatment for patients with stage 3 melanoma. While alpha interferon has been proven to prolong relapse-free survival, its impact on overall survival has been questioned. Further, use of alpha interferon can be associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to limited efficacy and highly toxic side effects, chemotherapy has not been widely used in the treatment of stage 3 patients.

        The Company believes that M-Vax is the first immunotherapy to suggest, from clinical trial results, that its use may result in a significant improvement in the survival rate for patients with stage 3 melanoma. 214 patients with stage 3 melanoma, who had already had their lymph node tumors excised and processed into vaccines, were treated with M-Vax. These studies are mature, in that 203 patients have completed the planned 5-year follow-up. The 5-year overall survival of these patients is 46%. This compares with the historical post-surgical survival rates of approximately 22-32%, and the published post-surgical survival rate for treatment with high dose alpha interferon of approximately 32% in patients whom the Company believes are comparable to those treated with M-Vax. In a total of over 400 melanoma patients treated by TJU or the Company in Phase 1-2 clinical trials, no serious side effects have been reported, and the Company believes that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

        Patients who receive M-Vax may develop an immune response to their own melanoma cells as measured by a delayed-type hypersensitivity (DTH) test. DTH, which is manifest by the development of a hive at the site of injection of the test material, is known to be a measure of the activity of T-lymphocytes, which are white blood cells that are crucial in tumor rejection. In the stage 3 adjuvant studies, patients who developed positive DTH to their own melanoma cells that were not modified with the hapten had significantly greater chance of 5-year year survival than those who did not (59% vs. 29%). Therefore, AVAX believes that the DTH test can be used as a surrogate marker of vaccine activity.

        AVAX has explored the dose-response relationship of M-Vax. The intensity of the DTH response is unchanged over a wide range of doses. Moreover, through the analysis of past clinical experience with the vaccine, dead tumor cells in the vaccine contribute to the immune response as well as live, but replication-incompetent, tumor cells.

O-Vax

        O-Vax is designed as an immunotherapy for the treatment of ovarian cancer. Ovarian cancer is the fifth most common cancer among women and the leading cause of death from gynecological malignancy in the U.S. It is estimated that 1 in 55 women will develop ovarian cancer in her lifetime. Moreover, although up to 80% of women initially respond to standard chemotherapy, the majority of these women will subsequently develop recurrent disease. Currently, there are no therapies available for patients who initially respond to chemotherapy but are at high risk of having their cancer return.

        The previous clinical trials for O-Vax showed the development of a DTH response to unmodified tumor cells in the first eight of nine adjuvant patients treated. Similar results have also been obtained in comparable numbers of patients with more advanced (chemotherapy-resistant) ovarian cancer. The Company believes these results in both patient groups are promising, considering that, unlike the patients treated with M-Vax, the patients administered with O-Vax received chemotherapy drugs that can suppress the immune system.

Clinical and Product Development Status of the AC Vaccine Technology

        The clinical results reported above, as well as all published data on the AC Vaccine technology were generated using the initial product format for creation of the vaccine that the Company calls the "fresh" vaccine. The fresh vaccine technology resulted in each individual vaccine preparation being prepared at the time it was to be administered to the patient. This was the product format that the Company initially entered into clinical trials with using the AC Vaccine.

        Based upon the Company's assessment that it would no longer be feasible to continue the clinical development of the fresh vaccine product format, a revised product format needed to be established, tested and reviewed by the FDA. Through these research and development activities the Company developed a new product format for the production and distribution of the AC Vaccine, referred to as the "frozen" vaccine technology.

        The frozen vaccine product format reduces the cell digestion and haptenization steps into one process resulting in the bulk processing (versus dose by dose processing of the fresh vaccine) of the vaccines for storage and distribution. This product format has a number of advantages in that the vaccines produced will be more consistent, all release, quality control and quality assurance testing is done on the full clinical lot (versus dose by dose for the fresh vaccine), and distribution of the vaccine is simplified in that the doses could be shipped at any time (versus requiring the vaccine to be administered within 18 hours of haptenization).

        To determine the viability of proceeding with the frozen vaccine technology platform the Company needed to first determine if the expected clinical results with the vaccine, after freezing the finished product, would alter the clinical efficacy of the drug. To evaluate this the Company undertook two research projects. The first research project was to compare the fresh and frozen product platforms, along with control samples, in a previously developed animal model, which was determined to be predictive of success with the fresh vaccine technology. In a number of experiments in the animal model, it was determined that the frozen hapten-modified vaccine resulted in significant extension of relapse free survival as compared with control animals. Moreover, the efficacy of the frozen vaccine was equivalent to that of the fresh vaccine.

        The second research project was to evaluate, from the prior clinical data obtained from Dr. Berd's patients, the ability of live versus dead vaccine cells for generating an immune response. Trypan blue exclusion is a test in which the dye, trypan blue, is mixed with cells. Cells that are considered to be dead will take up the dye and appear blue upon inspection. With the change to a frozen product platform it is thought that the final vaccines would have a higher concentration of dead cells versus live cells. Data from 284 patients were used to perform this retrospective analysis to determine the composition of live and dead cells in the vaccine and the effectiveness of the vaccine as measured by DTH testing. Based on an analysis of the 284 patients, it was shown that live and dead cells were equally effective in generating an immune response. In fact, vaccines containing higher numbers of dead tumor cells or higher proportions of dead tumor cells induced better immune responses.

        Upon making the decision to move forward with the frozen vaccine technology the Company met with the FDA to discuss the steps necessary to complete for the filing of an IND. The FDA determined that based upon the changes proposed to the production of the vaccine that this vaccine technology is a new technology and will require the Company to complete an initial Phase I safety trial. The agency also required the Company to complete pre-clinical animal toxicology studies. These studies, as well as the new process and assay validation tests were completed allowing the Company to move forward with its IND filing.

        In September 2002 the Company filed and the FDA accepted for filing two IND's, one for the treatment of melanoma and the second for the treatment of ovarian cancer. These IND's were cleared to begin enrolling patients in October 2002. The endpoints for these clinical trials are overall safety and patient immune response using three different dosing levels. A total of 42 patients will be enrolled in each trial. The primary endpoints of the studies will be safety and DTH response to hapten modified tumor cells with a secondary endpoint of DTH response to unmodified tumor cells. Activation of these two FDA sanctioned trials has not occurred as a result of the Company's inability to support financially the completion of the trials.

Other AC Vaccine Product Candidates

        The Company believes that the AC Vaccine technology used to develop M-Vax and O-Vax may have applications in the treatment of other cancers, including renal, breast, kidney, lung and colorectal cancers, as well as acute myelogenous leukemia. AVAX has no present plans to fund the pre-clinical or initial clinical development of this technology for one or more of these indications.

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

        Topoisomerases are key enzymes needed for unwinding DNA, a necessary function for cell division and malignant tumor growth. These enzymes are over-produced in tumor cells. Interfering with the function of these enzymes effectively transforms them into cellular poisons that cause cell death. In addition, there are defense mechanisms in normal cells that can protect against the adverse effects of topoisomerase targeting agents. Thus, this class of anticancer compound could achieve selective toxic activity against tumor cells. Inhibitors of these enzymes have been proven to be clinically useful anticancer therapies.

        Both U.S. and non-U.S. patents for the Rutgers compounds and their anticancer and anti-infective uses have been filed. The Company holds a license to a number of U.S. patents granting claims to novel compounds that target human topoisomerase I enzymes. These are novel compounds that are not camptothecan based, unlike currently approved topoisomerase I inhibitors. During 2002, the Company selected a lead compound to proceed into further pre-clinical development. The Company believes this agent has demonstrated superior activity, reduced serum albumin binding and the ability to overcome some of the more common forms of resistance to chemotherapy (overexpression of MDR1 and BCRP)

observed with human cancer cells compared with currently marketed topoisomerase targeting compounds. This agent also offers significant potential therapeutic advantages relative to those agents in current clinical use. As the development progresses, the Company continues to explore strategic opportunities to license its rights to develop further these compounds to another company.

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

        The Company's anti-estrogen technology works on the estrogen receptor indirectly through the aryl hydrocarbon receptor. In pre-clinical studies of the Company's compounds, it has been documented that there is an inhibitory crosstalk between the aryl hydrocarbon receptor and the estrogen receptor. Additionally, as documented in a recent publication in Cancer Research (2001 May 15; 61(10):3902-7) these compounds have been shown to enhance the anticancer activity of Tamoxifen in the breast while blocking the uterine estrogenic effects of Tamoxifen. Additionally, the compound has also shown activity against human pancreatic cancer cells. Pancreatic cancer at this time is an underserved therapeutic target.

        The Company's lead compound, 6-MCDF, was selected by the Drug Development Group ("DDG") of the National Cancer Institute ("NCI") for further development under the Developmental Therapeutics Program ("DTP") of the NCI/NIH. 6-MCDF was accepted for a Phase IIa preclinical development program for studies on formulation, range finding toxicology and additional efficacy testing. Additional studies have been initiated under the Phase IIa preclinical development program which is testing the efficacy of the compound in estrogen negative cell lines, a target which is currently not treatable with existing clinical compounds.

        Under AVAX's agreements with Texas A&M, the Company intends to continue to expend resources on the research and development of these compounds. As the development progresses, the Company continues to explore strategic opportunities to license its rights to further develop these compounds to another company.

SCID—Xl Technology

        The Company has been granted an option to license the gene therapy technology developed by Professor Alain Fischer, M.D. Ph.D. for treatment of the genetic disease, X-linked severe combined immunodeficiency (SCID-Xl), also known as the "bubble boy disease." During 2001, the Company also received the designation of SCID-Xl as an Orphan Medicinal Product by the European Agency for the Evaluation of Medicinal Products (EMEA). This designation gives product exclusivity to the Company in the European Union for ten years following marketing approval. During 2002, the Company received Orphan Drug designation for the product by the U.S. FDA.

        Severe Combined Immundeficiency (SCID), a rare genetic disorder, is caused by different genetic defects, but the primary syndrome for all types is reduced or absent immune functions. SCID-Xl, which accounts for 50-60% of total SCID cases (1 in 150,000 births) is a recessive hereditary disorder characterized by defective T lymphocyte and Natural Killer (NK) cell differentiation. This defect is caused by mutations of the yc encoded receptor subunit of interleukin receptors, which participate in the delivery of signals to stem cells so their differentiation into immune cells may occur. In SCID-Xl patients, T cells in blood and the lymphoid organs are extremely infrequent or absent, whereas B cells are usually present, yet functionally impaired. This results in an almost nonexistent immune system in newborns once the protection of their maternal antibodies disappear. Affected infants develop severe and persistent infections and are highly susceptible to infections that may become deadly. In addition, routine childhood immunizations with live attenuated vaccines can result in life threatening infections. Due to these factors, without treatment, the life expectancy for these infants is about one year.

        The technology developed by Dr. Fischer is based on the correction of the immune deficiency by introduction of a normal duplicate of the yc gene into the patient. This is accomplished through an ex vivo (outside the body) transfer of the yc gene into the patients own bone marrow cells. The cells are modified using a retroviral vector that contains the corrected yc chain of the DNA (which in these patients has mutated). The retroviral vector transfers the yc chain into the cell and incorporates the corrected yc chain into the cells' DNA, effectively replacing the mutated component of the DNA. Three days following this genetic transfer, the newly modified autologous bone marrow cells are re-injected into the patient intravenously. This gene transfer will partly or completely mend the patient's immune system deficiency.

        Data collected from eleven infants in a clinical trial conducted by Dr. Fischer indicate that ten of the eleven infants participating in the study have developed and sustained function of their immune system without additional medical treatment. One of the infants did receive additional medical treatment after the gene transfer. All of the infants have left their protective environment and have been home for over two years without any additional treatment for SCID. In addition, the infants have been successfully vaccinated with routine childhood vaccinations.

        As a result of negative clinical developments for two patients in Europe, all trials for this treatment have been halted. The Company continues to work with the Principal Investigator and regulatory authorities in evaluating the impact of these treatments on patients. Due to the delays caused by the negative developments, the regulatory path of this technology is unknown.

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

        In addition to the milestone payments the Company has already made to TJU, AVAX is obligated to make future payments to TJU as follows: $10,000 upon initiation of the first clinical trial, $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency), and $25,000 upon receipt by AVAX of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology.

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

        The Company is presently obligated under the TJU License agreement to spend a minimum of $500,000 per year on the development of the AC Vaccine technology until commercialized in the United States. This spending includes funding provided pursuant to the TJU Research Agreement, internal Company expenditures and external expenditures incurred by the Company. If AVAX files for FDA approval of a Company-sponsored marketing application for the right to market an AC Vaccine product, the Company may elect to spend less than $500,000 per year on the development of the AC Vaccine technology during the period of time the marketing application is under review by the FDA.

        The Company is also obligated to pay royalties on its net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology.

Genopoietic Research Funding Agreement

        In connection with the Company's acquisition of Genopoietic and its corporate affiliates, AVAX entered into the Research Funding Agreement in August 2000 with Genopoietic to provide funding to its wholly-owned subsidiary for direct costs of basic scientific research in areas of mutual interest to the Company and Genopoietic. Subject to the fulfillment of certain funding conditions, AVAX agreed to provide up to an aggregate of $8,000,000 to Genopoietic for the period ending July 31, 2005. Provision of this funding is contingent upon the Company's financial health and may be withheld at the discretion of Company management. At the Company's option, the funds may be provided as additional contributions to the capital of Genopoietic, as payment of indebtedness owed by Genopoietic to third parties or as a long-term loan to Genopoietic. In connection with the termination of various agreements between the Company and the former owners of Genopoietic, the Company also terminated this Research Funding Agreement.

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

        In connection with the Texas A&M License, in May 1997, Texas A&M and the Company entered into a three-year Sponsored Research Agreement (the "Texas A&M Research Agreement"). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M's research. Texas A&M waived any up front payment by the Company for the Texas A&M License in recognition of the Company's three-year research funding commitment. This research agreement has been extended through January 2004 with no funding requirement for the year under extension.

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

        In connection with the Rutgers License, in May 1997, Rutgers and the Company entered into a three-year Sponsored Research Agreement (the "Rutgers Research Agreement"). Under the Rutgers License and the Rutgers Research Agreement, the Company initially agreed to provide minimum yearly funding of approximately $130,000 for Rutgers' research, including certain overhead costs. Upon its expiration, the Rutgers Research Agreement was extended for another year, and has been further extended through May 2003.

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

RESEARCH AND DEVELOPMENT EXPENSE

        In 2002, the Company incurred research and development expense of $6,610,167 compared to $8,099,678 in 2001. Research and development expenses have been $38,111,286 for the period from inception through December 31, 2002.

MANUFACTURING AND MARKETING

AC Vaccines—General

        The AC Vaccine products being developed by AVAX are individualized therapies which are manufactured by first receiving cells from a patient, treating those cells and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor's office for administration to the patient. AVAX believes that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for the vaccine is "cells in-product out," where the final product looks like a traditional mass-produced drug to the end-user, but is manufactured individually.

Manufacturing M-Vax and O-Vax in the U.S.

        The Company's manufacturing facility in Pennsylvania serves as the central U.S. manufacturing center for the production and distribution of M-Vax and O-Vax for the Company's previous and planned clinical trials. The Pennsylvania facility was built to comply with current Good Manufacturing Practices, which facility will have to be reviewed by the FDA as part of the final regulatory approval of M-Vax or O-Vax for commercialization.

Other Cell and Gene Therapies

        Pursuant to the Company's acquisition of Genopoietic, AVAX now leases a GMP quality manufacturing facility in Lyon, France. The facility has been used for contract manufacturing for other companies and research institutions engaged in development of biopharmaceutical and gene therapy products. The Company presently has one long-term contract manufacturing agreement for the Lyon facility and is pursuing other contract opportunities. In addition, the Lyon facility may be utilized in the future to process the Company's AC Vaccine technology for clinical and commercial use in Europe.

Marketing M-Vax in Australia

        The Company previously had a joint venture arrangement in Australia to manufacture and market M-Vax in Australia. In July 2000, the joint venture began marketing M-Vax in Australia. In January 2002, AVAX acquired 90% of its joint venture partners' interest that it did not own (bringing its ownership to 95%) for approximately $970,000 U.S. Dollars, which represented one half of the cash on hand in the joint venture net of liabilities at the date of closing.

        During 2002, the joint venture received a negative evaluation of the reimbursement prospects of the vaccine in Australia by an advisory committee of the Medical Services Advisory Committee. Based upon this report, the Company determined it would not be viable to continue its operations in Australia as there would be required significant investment for both infrastructure and operations with limited prospects for product sales in Australia without government reimbursements of costs. In December 2002, the joint venture companies were placed into liquidation proceedings.

Other Foreign Markets for M-Vax

        The commercialization of M-Vax in one or more European countries will be subject to meeting certain requirements determined by each applicable regulatory agency. During 2002, the Company entered into a distribution agreement with Ferrer Internacional, S.A. for the sales and marketing of the vaccine in certain territories in Europe, Latin America and Asia. The Company and Ferrer are investigating potential market opportunities to begin initiating sales of the product first in some European jurisdictions.

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

        The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product and (ii) the timing of the entry of the product into the market. Initially, the Company faces competition from these companies for the registration of new patients in planned clinical trials. There are a limited number of persons eligible for participation in any particular clinical trial, and the Company and its research partners compete directly with other pharmaceutical and biotechnology companies, research firms, hospitals and universities for the inclusion of patients in its clinical trials. Enrollment rates for clinical trials are a key determinant in the timelines for bringing products to market.

Gene Therapies

        The field of gene therapy drug development is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. The Company expects to experience intense competition both from other companies in the gene therapy field and from companies that have other forms of treatment for the diseases currently being targeted. The Company is aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, that are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include companies making protein therapies for hemophilia, Gaucher's disease, and anemia such as Amgen Inc., Aventis S.A., Bayer Corporation, Baxter Healthcare Corporation, Genzyme Corporation, Johnson & Johnson and Wyeth-Ayerst Laboratories. In addition, companies directly engaged in gene therapy product development include Cell Genesys, Inc., Chiron Corporation, Targeted Genetics Corporation, Transkaryotic Therapies, Inc. and Urogen Corp. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working.

Contract Manufacturing

        In beginning to compete in the contract manufacturing area, the Company will face competition from a number of larger, established contract manufacturing companies, as well as some smaller, newly established specialized contract manufacturers in both the United States and Europe. Potential competitors operate in the biotechnology and pharmaceutical industries as well as diagnostics and equipment businesses as divisions of larger, well capitalized companies.

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

EMPLOYEES

        As of December 31, 2002, the Company had a of 22 full-time employees, including 15 full-time employees at the Company's subsidiary in France and seven full-time employees in the U.S. (four in Philadelphia and three in Overland Park, Kansas), compared to a total of 43 total full-time employees as of December 31, 2001. The Company's other consultants, scientific advisors and directors devote only a portion of their time to the business of the Company.

RISK FACTORS

        Investing in the Company's securities involves a high degree of risk. Before making a decision about investing in the Company's securities, one should carefully consider the risk factors listed below, as well as the rest of the information contained in this annual report on Form 10-KSB and the Company's other reports filed with the Securities and Exchange Commission.

AVAX needs to raise more money immediately, and its failure to do so will jeopardize its continued operations.

        AVAX needs to raise more money immediately to continue research, product development and clinical development in 2003 and beyond and to pursue the manufacture and marketing of any products that it may develop. If it is unable to raise additional capital in 2003 or establish a new revenue source, the Company will likely cease operations. AVAX has not been able to raise any additional capital since March 2000. Because the Company has not been able to raise additional funds, AVAX has ceased certain of its product development programs and has taken numerous other steps to reduce its cash expenditures. Each of these steps, while conserving cash, has slowed the prospects of success in various product development efforts.

        AVAX has no way of knowing if it will be able to complete any additional financings. Even if AVAX is able to obtain future financings, the terms offered to the Company may significantly limit its financial or operating flexibility, or may not be acceptable. Because of the declining stock price in 2001 and 2002 and the substantial tightening of equity funding markets for biotechnology companies generally in 2001 and 2002, the Company continues to review each of its development programs and the cash requirements of each. As a result of these reviews, the Company has substantially reduced and continues to reduce its current and planned future expenditures for various product candidates.

AVAX may not be successful in its efforts to expand its contract manufacturing activities, which would eliminate this prospect for additional revenues for the Company.

        AVAX is seeking to expand its contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs. The Company has one current contract manufacturing engagement at its Lyon, France facility, which provides much needed revenue to fund the costs of maintaining that facility. Additional contract manufacturing agreements in the U.S. and France would provide the Company with additional revenue to fund its operations and the costs of the facilities while the Company continues to explore other options to finance its product and technology development programs.

        AVAX may not be successful in its efforts to expand its contract manufacturing activities, in which case the Company would have to rely solely upon future capital raising events to fund its operations.

AVAX could lose the rights to its products and technologies.

        AVAX is a party to several license and research agreements that place substantial responsibility on its licensors for research and clinical development of the Company's products and technologies. AVAX has financial, development and other obligations under those agreements. The Company's primary responsibility under its license and research agreements is to meet requisite research funding levels, which it has done to date. Although the funding under the research agreements is not a condition precedent to maintaining the technology licenses, the Company could experience disputes with its licensors if it fails to fulfill its funding obligations under the research funding agreements. If the Company fails or is delayed in meeting its obligations under one of its license agreements, AVAX could lose the rights to its products and technologies under that agreement. If the Company fails or is delayed in meeting its obligations under one of its research funding agreements, AVAX could lose the rights to future product enhancements technologies under that agreement.

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

        During 2001 the Company received notification from the FDA that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA. In addition, the FDA conducted reviews of AVAX's manufacturing facilities in Philadelphia that resulted in the FDA issuing a Form 483 and later a formal Warning Letter. In working with the FDA to resolve the issues identified as part of the clinical hold, the Form 483 and the Warning Letter, the Company experienced the difficulties that arise from seeking to obtain regulatory approval of a novel therapy, such as the AC Vaccine technology. AVAX could experience similar difficulties in the future if it re-initiates its clinical trials for either M-Vax or O-Vax.

AVAX competes with other clinical programs and other treatments for patients for its clinical trials.

        AVAX has competed with numerous clinical trials and other treatment regimens for patients for the Company's clinical trials and will compete with those programs for patients if and when the Company recompenses its clinical trials for M-Vax or O-Vax. Companies with clinical trials, including AVAX, provide information and other incentives to oncologists and other specialists as an inducement to put their patients in particular clinical trials. A physician is required to place patients in clinical trials based upon the physician's assessment of the likely benefits of that clinical trial to the patient. The information provided by the Company regarding any future clinical trials may not be sufficient to persuade physicians to place their patients in the Company's clinical trials. The Company has experienced intense competition for patients for its previous M-Vax clinical trial.

        Based upon the Company interactions with the FDA, the Company decided to inactivate the existing INDs in place during 2001 and prepare to file new INDs during 2002. This will require the Company to recruit new sites to participate in its clinical programs. The Company will be competing for clinical sites and patients with existing ongoing clinical programs at these institutions and other institutions not participating in the Company's trials.

The Company is operating in a regulated industry where the guidance for acceptable manufacturing and testing of the Company's products and processes are evolving.

        Regulatory standards require that the Company must produce its products in compliance with Good Manufacturing Practice. These requirements, as dictated by the United States Federal Food, Drug, and Cosmetic Act, adopt the methods for end product standards and methods of analysis as published in the United States Pharmacopeia. In February 2002, the United States Pharmacopeia issued a new general information chapter entitled "cell and gene therapy products," which becomes effective April 2002. This relates to the production and testing of cell and gene therapy products. This is the first known industry general guideline specifically related to cell and gene therapy products. New guidance can be expected as the cell and gene therapy areas of the pharmaceutical industry expand. The Company will be required to adapt its existing physical facilities, process and procedures to these standards for the production of its products during clinical testing and for future commercialization. The inability to adapt to these evolving standards will delay the Company's ability to produce product for clinical testing and would delay the Company's ability to enter into clinical trials.

AVAX is a development stage biopharmaceutical company, and it may never develop or successfully market any products.

        Investors must evaluate AVAX in light of the expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company's control. These include unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. The Company's products are at various stages of research and development and may never be successfully developed or marketed. AVAX has already experienced many of the difficulties associated with development stage biopharmaceutical companies and may continue to experience the same or similar difficulties.

Even if the Company's AC Vaccine technology results in FDA-approved market products, the Company will continue to face numerous risks.

        Even if the Company's obtains FDA approval of M-Vax, O-Vax or another marketable product utilizing the AC Vaccine technology, the Company will still face numerous risks associated with that product, including the following:

    •
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

    •
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

    •
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

    •
    Current and future legislation can and likely will continue to affect directly the ultimate profitability of pharmaceutical products and technologies. The U.S. and other countries continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of the Company's products may change before the products are approved for marketing to the public. Adoption of new legislation and regulations could further limit reimbursement for AVAX's products. If third-party payors fail to provide adequate coverage and reimbursement rates for the Company's products, the market acceptance of the products may be adversely affected. In that case, AVAX's business and financial condition will suffer.

    •
    Foreign government regulations and programs will likewise affect foreign pricing opportunities for the Company's products. Virtually all foreign countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government's health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

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

AVAX's management team has been dramatically reduced in order to reduce current cash requirements of the Company.

        AVAX has always been dependent upon its small management team to obtain funding for the research and development of the Company's products, to decide which of the Company's products to promote, to shepherd the products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. In December 2002, the Company terminated two senior executives, at the recommendation of management, in order to reduce the cash requirements of the Company. It is more difficult for the Company to implement its plans with only one remaining senior executive. In addition, the current financial condition of the Company makes it more difficult for the Company to retain its current executive and key employees.

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

        The Company's common stock is listed for quotation on the Nasdaq SmallCap Market. The average daily trading volume in the Company's common stock varies significantly, but is usually low. For the 12-month period ended December 31, 2002, the average daily trading volume in AVAX's common stock was 38,000 shares and the average number of transactions per day was 30. On many days, the common stock trades less than 15,000 shares. This low average volume and low average number of transactions per day may affect the ability of the Company's stockholders to sell their shares in the public market at prevailing prices. A more active trading market for AVAX common stock may never develop.

The continued listing of the Company's common stock on Nasdaq is in question.

        The Company's common stock has traded below $1.00 per share throughout all of 2002. A minimum share price of $1.00 is a requirement for continued listing of the common stock on the Nasdaq National Market and the Nasdaq SmallCap Market. In 2002, the Company's common stock was moved to the Nasdaq SmallCap Market because it did not satisfy the $1.00 minimum share price.

        Nasdaq has recently notified the Company that if it does not satisfy the $1.00 minimum share price for at least 10 consecutive trading days prior to May 12, 2003, Nasdaq will take steps to delist the common stock from the Nasdaq SmallCap Market. Nasdaq and the SEC are considering proposals to extend the period of time that Nasdaq-listed companies, including AVAX, can maintain their listings even if the $1.00 minimum per share price is not satisfied, but there can be no assurance that those proposals will be adopted or that they will be adopted prior to the May 12, 2003 deadline given the Company.

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

        The holders of the Company's Series C preferred stock have certain rights that are superior to the rights of holders of the Company's common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if AVAX ceases to exist by virtue of a merger in which AVAX is not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of the Company's Series C preferred stock will receive $100 per share in cash or securities (a total of $8,675,000 as of December 31, 2002), before any distributions are made to the holders of the Company's common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of the Company's common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

ITEM 2. Description of Property

        AVAX leases a pharmaceutical and gene therapy clinical manufacturing facility in Lyon, France. The facility consists of approximately 9,000 square feet of which approximately 7,000 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms and 2,000 square feet for office space. Currently, the monthly rental on the facility is approximately $11,500. The lease is for a 9-year period through 2009 and is extendable for another 9-year period. The lease may be cancelled by the Company after July 2003 and in three year increments thereafter.

        The Company leases a facility in Philadelphia, Pennsylvania for its clinical manufacturing facility. The facility consists of approximately 11,900 square feet, of which approximately 9,300 square feet are utilized for manufacturing development while the remaining 2,600 square feet are used for office space. The Company has options for additional space. Currently, the monthly rental on the facility is approximately $11,900.

        The Company's executive offices are located at 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas. The Company currently leases approximately 6,500 square feet of office space for a monthly lease cost of approximately $9,300.

        The Company previously leased a laboratory facility in Rennselaer, New York, which the Company closed in 2002 as a cost-savings measure.

ITEM 3. Legal Proceedings

        (a)  Kamy Behzadi, a former officer of the Company, has brought suit against the Company and another former officer of the Company in Jackson County, Missouri Circuit Court regarding the circumstances surrounding his resignation from the Company. Dr. Behzadi is alleging (1) fraudulent misrepresentation in connection with the severance agreement between the Company and Dr. Behzadi, (2) defamation, and (3) breach of the severance agreement. Dr. Behzadi is seeking compensatory and punitive damages. The Company believes the claims are without merit

        (b)  Avax International Services and its two French subsidiaries have been sued by L'Universite Pierre et Marie Curie ("UPMC") in the Tribunal de Grande Instance de Paris in France. UPMC is seeking (1) a determination that the French subsidiaries are obligated to develop and maintain certain patents acquired by GPH in the 2000 Genopoietic transaction, (2) the subsidiaries must pay certain royalties to UPMC under an agreement between UPMC and the Company's French subsidiary, (3) the subsidiaries must pay for certain laboratory space at UPMC, and (4) Avax International Services having guaranteed the performance of the French subsidiaries' obligations must pay any amounts for which the subsidiaries are obligated. The Company believes it has satisfied all of its obligations to UPMC pursuant to the UPMC agreements and that the claims in this lawsuit are without merit and is defending this lawsuit vigorously.

        (c)  On July 8, 2002, PAREXEL International Corp. ("PAREXEL") filed suit in United States District Court for the District of Massachusetts against the Company alleging breach of contract and ancillary claims. The lawsuit alleges that the Company has failed to pay approximately $1.5 million to PAREXEL under an agreement (since terminated) under which PAREXEL provided certain clinical trial management services to the Company for its previous M-Vax and O-Vax clinical trials. The Company believes the claim for $1.5 million made by PAREXEL is without merit and is defending this lawsuit vigorously.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

AVAX TECHNOLOGIES, INC.

PART II

ITEM 5. Market For Common Equity And Related Stockholder Matters

        The common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. The common stock is listed for quotation on the Nasdaq SmallCap Market under the symbol "AVXT." The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by Nasdaq, for the quarters presented. Certain of the prices set forth below may represent inter-dealer quotations, without adjustment for markups, markdowns and commissions and may not reflect actual transactions.

	High	Low
Fiscal year ended December 31, 2002
First quarter	$1.00	$0.46
Second quarter	$0.69	$0.32
Third quarter	$0.50	$0.25
Fourth quarter	$0.29	$0.08
Fiscal year ended December 31, 2001
First quarter	$4.56	$0.75
Second quarter	$1.50	$0.61
Third quarter	$2.44	$0.80
Fourth quarter	$1.34	$0.55

        The last reported sale price of the common stock on the Nasdaq SmallCap Market on February 28, 2003 was $0.13 per share. At February 28, 2002, there were 16,541,621 shares of common stock outstanding, which were held by approximately 9,200 record and beneficial stockholders. The 86,750 shares of Series C preferred stock outstanding at December 31, 2002, are convertible into 2,669,225 shares of common stock, excluding the effect of any fractional shares.

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

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2002 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,214,332	$2.18	2,524,327
Equity compensation plans not approved by security holders	2,593,761	$4.49	—
Total	4,808,093	$3.43	2,524,327

        See Note 6 of the Notes to Financial Statements for information concerning the material terms of equity compensation plans pursuant to which the foregoing options and warrants have been issued. Equity compensation plans approved by security holders consist of the 1992 Stock Option Plan, the 2001 Stock Option Plan and the 2000 Director Stock Option Plan.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

GENERAL

        Since its inception, the Company has concentrated its efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. The Company has been unprofitable since its founding and has incurred a cumulative net loss of $62,037,906 as of December 31, 2002. The Company expects to continue to incur operating losses, primarily due to the maintenance of the Company's manufacturing facility in the United States and France, activities related to establishing partnering or business alliance relationships, reestablishment of its clinical trials for M-Vax and O-Vax, pre-clinical studies and potential IND filings for certain of the Company's small molecule compounds.

        The Company's ability to survive as an independent company depends upon, among other things, its ability to attract profitable contract manufacturing relationships and to raise additional capital to allow it to develop products, obtain regulatory approval for its proposed products, and enter into agreements for product development, manufacturing and commercialization. The Company's M-Vax and O-Vax products do not currently generate revenue and there can be no assurance that the Company will ever achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, or any other products that it may develop.

PLAN OF OPERATION

        The Company is currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. AVAX is seeking to expand its contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs. The Company has one current contract manufacturing engagement at its Lyon, France facility, which provides much needed revenue to fund the costs of maintaining that facility. Additional contract manufacturing agreements in the U.S. and France would provide the Company with additional revenue to fund its operations and the costs of the facilities while the Company continues to explore other options to finance its product and technology development programs. The Company believes that it has developed significant expertise in producing certain pharmaceutical and gene therapy products for clinical and development purposes, and that this expertise can be marketed by the Company to other companies and research institutions engaged in clinical trials and product development programs. In addition, the Company has invested significant amounts to establish and maintain Good Manufacturing Practices at its manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. The Company believes that services provided by these facilities can be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own GMP facilities.

        The Company's plan of operation is to obtain one or more additional contract manufacturing agreements that can generate sufficient revenue to allow the Company to maintain these two facilities and to cover certain of its other operating expenses while the Company continues to explore financing and strategic options to develop the AC Vaccine technology and its other product candidates. AVAX needs to raise more money immediately to continue research, product development and clinical development in 2003 and beyond and to pursue the manufacture and marketing of any products that it may develop. If it is unable to raise additional capital in 2003 or establish a new revenue source, the Company will likely cease operations. AVAX has not been able to raise any additional capital since March 2000. Because the Company has not been able to raise additional funds, AVAX has ceased certain of its product development programs and has taken numerous other steps to reduce its cash expenditures. Each of these steps, while conserving cash, has slowed or reduced the prospects of success in various product development efforts.

        In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License. Assuming it can obtain the necessary funding, the Company intends to continue to be engaged in the development and commercialization of its AC Vaccine products and other Company products and compounds.

        AVAX experienced events during 2001 that significantly affected its operations during the year. During 2001 the Company received notification from the FDA that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA. In addition, the FDA conducted reviews of AVAX's manufacturing facilities in Philadelphia that resulted in the FDA issuing a Form 483 and later a formal Warning Letter. From these events a cost minimization and project prioritization plan was put into place and this continued throughout 2002. During 2002, based upon a negative reaction by authorities in Australia to an application for product reimbursement for M-Vax, the Company determined that it would be unable to support further the operation in Australia and a decision was made to discontinue and liquidate the joint venture companies. The results of the Australian operation, which was consolidated in the Company's results beginning in the first quarter of 2002, are treated as a discontinued operation and its results are separated from the Company's results from continuing operations.

        In 2002 the Company achieved a number of milestones related to its development plans which resulted in the filing of and acceptance by the FDA of two IND's for a revised product format for the AC Vaccine for melanoma and ovarian cancer. The Company's facilities were validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, the Company decided not to initiate the clinical trials and instituted further cost minimization steps which resulted in additional management changes. The Company has also begun to pursue more aggressively contract manufacturing relationships in France and more recently in the United States, as noted above.

        During the first three quarters of 2002, the Company's financial results included the activities of its Australian joint venture operation whose results were consolidated into the financial results. Based upon the decision to discontinue the operations of the Australian joint venture as discussed above, these financial results are reported as loss from discontinued operations for the years ended December 31, 2002 and 2001.

        Revenues recognized in 2002 were $770,743 versus revenues of $541,355 in 2001. The increase in revenues was attributable to the Company's French operations and was a function of securing a long-term contract manufacturing agreement in 2002.

        During 2002, the Company's manufacturing, research and development expenses decreased 18% from $8,099,678 to $6,610,167, largely as a result of various cost savings initiatives and product prioritization efforts. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2001	2002
United States	$6,834,567	$5,499,663
France	1,265,109	1,110,504

	$8,099,678	$6,610,167

        In the United States the annual cost decreases were the result of further cost reductions implemented in the fourth quarter related to headcount and the discontinuation of various outside consultants services related to clinical and regulatory activities. In addition, costs for the year were decreased as a result of staff reductions in the Company's Philadelphia facility and the closure of its research laboratory in Rennselaer, New York.

        On an annual basis, the decrease in expenses at the Company's French subsidiary were a function of streamlining the efforts in France to support the ongoing validation work in the United States, concentrating its activities on its contract manufacturing engagements, and eliminating the support for the patents previously supported in the region.

        For the year ended December 31, 2001, the Company recorded a non-cash charge of $3,416,091 related to the write down of acquired intellectual property and other intangible assets. This write down relates to the acquired intellectual property and other intangible assets from the Genopoietic acquisition in August 2000 (primarily the autologous chondrocytes technology and related patents).

        In 2002, pursuant to SFAS No. 142, the assembled workforce was reclassified as goodwill and no longer amortized, while intangible amortization recognized in 2001 amounted to $477,248.

        Selling, general and administrative expenses decreased approximately 17%, from $4,303,246 in 2001 to $3,554,469 for the year ended 2002. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2001	2002
United States	$3,403,821	$2,924,995
France	899,425	629,474

	$4,303,246	$3,554,469

        In the United States, the decrease in costs is the result of decreased administrative salaries and decreased outside professional fees associated with marketing, business development and legal activities.

        In France, selling, general and administrative expense decreased as a result of a severance payment related to a marketing employee paid in the fourth quarter of 2001 as well as close-out costs associated with the closure of the Paris office and moving the entire operations to Lyon, France in 2002.

        Interest income decreased from $665,933 earned in 2001 to $111,448 for the year 2002. The decline is a function of the decrease in the average invested asset base combined with a significant reduction in the rates on commercial paper in which the Company typically invested.

        The Company anticipates that, over the next 12 months, manufacturing, research and development expenses will decrease as compared with 2002 due to sizeable reductions in spending anticipated in the United States based upon the Company's decision to not implement the U.S. trials for the AC Vaccine technology without first obtaining additional funding or a strategic alliance relationship. In addition, the Company anticipates that selling, general and administration expenses will decrease due to additional cost minimization strategies implemented during 2002. If the Company is able to secure funding, a strategic alliance relationship or revenue from additional contact manufacturing relationships the Company would anticipate an increase in manufacturing, research and development expenses.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies are fully described in Note 1 of the attached Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company presently anticipates that its current resources should be sufficient to fund operations through the second or third quarter of 2003 based upon the Company's current operating plan. That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of the Company's technologies, (2) continuing pre-clinical development of the topoisomerase compound, (2) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (3) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France. To the extent the Company does not achieve one or more of its operating plan objectives in 2003, the anticipated cash needs of the Company are expected to decline. AVAX needs to raise more money immediately or to initiate additional contract manufacturing relationships on terms favorable to the Company or enter into a strategic alliance relationship in the first or second quarter of 2003 to continue to maintain each of its manufacturing facilities and continue the operations of the Company. If the Company is unable to raise money, secure additional contract manufacturing relationships or enter into strategic alliances, the Company will likely cease operations in 2003. The report of independent auditors on the audit of the consolidated financial statements of the Company for 2002 contains a "going concern" qualification.

        Because the Company's working capital requirements depend upon numerous factors, including, without limitation, progress of the Company's research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the second quarter of 2003. Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to the Company. There can be no assurance, however, that the Company will be able to obtain the additional funds or attract contract manufacturing relationships that it will require on acceptable terms, if at all. If adequate funds are not available the Company will likely cease operations in 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of January 1, 2002, and reported the discontinuance of Australian operations in accordance with this statement.

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 provides that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead that they be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Assembled workforce, which was amortized in prior years, has been reclassified as goodwill and is no longer amortized.

        Statement 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142.

        In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. No impairment was required as a result of this assessment.

ITEM 7. Financial Statements

        The Company's consolidated financial statements appear following Item 14 of this Report. See Financial Statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

AVAX TECHNOLOGIES, INC.

PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 10. Executive Compensation

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 12. Certain Relationships and Related Transactions

        Incorporated by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2002.

ITEM 13. Exhibits and Reports on Form 8-K

(a)
Exhibits

        Exhibits are listed on the Index to Exhibits at the end of this Report.

(b)
Reports On Form 8-K

        On December 23, 2003, the Company filed a Current Report on Form 8-K, reporting that the Company had terminated the employment of both David L. Tousley, the Company's President and Chief Operating Officer and a member of the Board of Directors and Warren B. Dudley, the Company's Chief Business Officer, in an effort to further conserve the cash resources of the Company. The Form 8-K also reported that Richard P. Rainey, Vice-President Finance and Administration will assume the role of Acting President for the Company.

ITEM 14. Controls and Procedures

        The Company's acting principal executive officer and principal accounting officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Consolidated Financial Statements

AVAX Technologies, Inc.
(a development stage company)

Years ended December 31, 2002 and 2001
and the period from January 12, 1990
(Incorporation) to December 31, 2002
With Report of Independent Auditors

AVAX Technologies, Inc.
(a development stage company)

Consolidated Financial Statements

        Years ended December 31, 2002 and 2001 and for the period from January 12, 1990
(Incorporation) to December 31, 2002

Contents
Report of Independent Auditors	F-1
Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 2002	F-2
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from January 12, 1990 (incorporation) to December 31, 2002	F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002 and 2001 and for the period from January 12, 1990 (incorporation) to December 31, 2002	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from January 12, 1990 (incorporation) to December 31, 2002	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Auditors

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001, and for the period from January 12, 1990 (incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and for the period from January 12, 1990 (incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has inadequate capital to fund existing operations through 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in footnote 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets as a result of the adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets."

Ernst & Young LLP

Kansas City, Missouri
February 28, 2003

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Consolidated Balance Sheet

December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$3,840,406
Marketable securities	347,452
Accounts receivable	243,451
Inventory	53,329
Prepaid expenses and other current assets	674,667

Total current assets	5,159,305
Property, plant and equipment, at cost	3,323,231
Less accumulated depreciation	1,614,400

Net property, plant and equipment	1,708,831
Research and development tax credit receivable	498,543
Goodwill	188,387

Total assets	$7,555,066

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,833,852
Accrued compensation payable to former officers	538,299
Deferred revenue	63,966

Total current liabilities	3,436,117
Long-term debt	247,752
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares—5,000,000, including Series B—300,000 shares and Series C—120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares—0	—
Series C convertible preferred stock:
Issued and outstanding shares—86,750 (liquidation preference—$8,675,000)	867
Common stock, $.004 par value:
Authorized shares—50,000,000
Issued and outstanding shares—16,541,621	66,167
Additional paid-in capital	65,446,587
Subscription receivable	(422)
Accumulated other comprehensive income	395,904
Deficit accumulated during the development stage	(62,037,906)

Total stockholders' equity	3,871,197

Total liabilities and stockholders' equity	$7,555,066

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Consolidated Statements of Operations

			Period from January 12, 1990 (Incorporation) to December 31, 2002
	Year ended December 31,
	2001	2002
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	541,355	770,743	1,424,557

Total revenue	541,355	770,743	3,375,557
Costs and expenses:
Manufacturing, research and development	8,099,678	6,610,167	38,111,286
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	3,416,091	—	3,416,091
Amortization of acquired intangibles	477,248	—	715,872
Selling, general and administrative	4,303,246	3,554,469	23,856,728

Total operating loss	(15,754,908)	(9,393,893)	(67,145,244)
Other income (expense):
Interest income	665,933	111,448	5,611,708
Interest expense	—	—	(646,293)
Other, net	—	—	145,768

Total other income, net	665,933	111,448	5,111,183

Loss from continuing operations	(15,088,975)	(9,282,445)	(62,034,061)
Loss from discontinued operations	(20,778)	(143,119)	(3,845)

Net loss	(15,109,753)	(9,425,564)	(62,037,906)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(15,109,753)	$(9,425,564)	$(63,907,939)

Loss per common share—basic and diluted
Loss from continuing operations	$(0.91)	$(0.56)
Loss from discontinued operations	—	(0.01)

Net loss	$(0.91)	$(0.57)

Weighted-average number of common shares outstanding	16,541,621	16,541,621

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock									Deficit Accumulated During the Development Stage
							Common Stock					Unrealized Loss on Marketable Securities
									Additional Paid-In Capital	Subscription Receivable	Deferred Compensation		Other Comprehensive Income		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for services in January 1990	—	$—	—	$—	—	$—	582,500	$2,330	$920	$—	$—	$—	$—	$—	$3,250
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(889)	(889)

Balance at December 31, 1990	—	—	—	—	—	—	582,500	2,330	920	—	—	—	—	(889)	2,361
Issuance of common stock for services in August 1991	—	—	—	—	—	—	230,000	920	5,830	—	—	—	—	—	6,750
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,804)	(97,804)

Balance at December 31, 1991	—	—	—	—	—	—	812,500	3,250	6,750	—	—	—	—	(98,693)	(88,693)
Conversion of note payable to related party to common stock in June 1992	—	—	—	—	—	—	22,913	92	160,465	—	—	—	—	—	160,557
Issuance of common stock for services in May and June 1992	—	—	—	—	—	—	264,185	1,056	6,444	—	—	—	—	—	7,500
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	1,287,500	12,875	—	—	—	—	—	—	2,258,837	—	—	—	—	—	2,271,712
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(607,683)	(607,683)

Balance at December 31, 1992	1,287,500	12,875	—	—	—	—	1,099,598	4,398	2,432,496	—	—	—	—	(706,376)	1,743,393
Issuance of common stock for services in July and November 1993	—	—	—	—	—	—	8,717	35	24,965	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,610,154)	(1,610,154)

Balance at December 31, 1993	1,287,500	12,875	—	—	—	—	1,108,315	4,433	2,457,461	—	—	—	—	(2,316,530)	158,239
Issuance of common stock for services in July 1994	—	—	—	—	—	—	3,750	15	4,485	—	—	—	—	—	4,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(781,221)	(781,221)

Balance at December 31, 1994	1,287,500	12,875	—	—	—	—	1,112,065	4,448	2,461,946	—	—	—	—	(3,097,751)	(618,482)
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(307,948)	(1,232)	—	—	—	—	—	—	(1,232)
Shares issued in September and November 1995	—	—	—	—	—	—	1,777,218	7,109	—	(7,109)	—	—	—	—	—
Amount payable for liquidation preference	—	—	—	—	—	—	—	—	(738,289)	—	—	—	—	—	(738,289)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,380,571	1,380,571

Balance at December 31, 1995	1,287,500	12,875	—	—	—	—	2,581,335	10,325	1,723,657	(7,109)	—	—	—	(1,717,180)	22,568

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock									Deficit Accumulated During the Development Stage
							Common Stock					Unrealized Loss on Marketable Securities
									Additional Paid-In Capital	Subscription Receivable	Deferred Compensation		Other Comprehensive Income		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1995	1,287,500	$12,875	—	$—	—	$—	2,581,335	$10,325	$1,723,657	$(7,109)	$—	$—	$—	$(1,717,180)	$22,568
Repurchase of common stock in March 1996	—	—	—	—	—	—	(77,901)	(312)	—	312	—	—	—	—	—
Payment of subscription receivable	—	—	—	—	—	—	—	—	—	2,771	—	—	—	—	2,771
Conversion of Series A preferred stock in June 1996	(1,287,500)	(12,875)	—	—	—	—	321,875	1,288	11,587	—	—	—	—	—	—
Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	—	—	258,198	2,582	—	—	129,099	516	22,217,397	—	—	—	—	—	22,220,495
Issuance of common stock and Series B preferred stock for services in June 1996	—	—	1,000	10	—	—	500	2	99,988	—	—	—	—	—	100,000
Exercise of warrants in June and July 1996	—	—	—	—	—	—	156,250	626	5,624	—	—	—	—	—	6,250
Amount payable for liquidation preference	—	—	—	—	—	—	—	—	(1,131,744)	—	—	—	—	—	(1,131,744)
Compensation related to stock options granted in May and September 1996	—	—	—	—	—	—	—	—	1,076,373	—	(1,076,373)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	112,949	—	—	—	112,949
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(2,037)	—	—	(2,037)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,536,842)	(1,536,842)

Balance at December 31, 1996	—	—	259,198	2,592	—	—	3,111,158	12,445	24,002,882	(4,026)	(963,424)	(2,037)	—	(3,254,022)	19,794,410
Payment of subscription receivable	—	—	—	—	—	—	—	—	—	1,761	—	—	—	—	1,761
Write-off of subscription receivable	—	—	—	—	—	—	—	—	(1,833)	1,833	—	—	—	—	—
Exercise of warrants in April and June 1997	—	—	—	—	—	—	49,770	199	(199)	—	—	—	—	——
Conversion of preferred to common stock	—	—	(55,039)	(551)	—	—	1,421,403	5,685	(5,134)	—	—	—	—	—	—
Repurchase of fractional shares	—	—	—	—	—	—	(26)	—	(76)	—	—	—	—	—	(76)
Realization of loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	2,037	—	—	2,037
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,266,125)	(4,266,125)

Balance at December 31, 1997	—	—	204,159	$2,041	—	—	4,582,305	18,329	23,995,640	(432)	(694,324)	—	—	(7,520,147)	15,801,107
Conversion of preferred to common stock	—	—	(91,470)	(914)	—	—	2,386,174	9,544	(8,630)	—	—	—	—	—	—
Payment of subscription receivable	—	—	—	—	—	—	—	—	—	10	—	—	—	—	10
Issue shares based upon reset provisions	—	—	—	—	—	—	3,029,339	12,117	(12,117)	—	—	—	—	—	—
Issue compensatory shares to officer	—	—	—	—	—	—	9,301	38	24,962	—	—	—	—	—	25,000
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,838,130)	(5,838,130)

Balance at December 31, 1998	—	—	112,689	1,127	—	—	10,007,119	40,028	23,999,855	(422)	(425,224)	—	—	(13,358,277)	10,257,087

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock									Deficit Accumulated During the Development Stage
							Common Stock					Unrealized Loss on Marketable Securities
									Additional Paid-In Capital	Subscription Receivable	Deferred Compensation		Other Comprehensive Income		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	112,689	$1,127	—	$—	10,007,119	$40,028	$23,999,855	$(422)	$(425,224)	$—	$—	$(13,358,277)	$10,257,087
Conversion of preferred to common stock	—	—	(38,805)	(388)	—	—	1,012,286	4,049	(3,661)	—	—	—	—	—	—
Issue shares based upon reset provisions	—	—	—	—	—	—	20,885	84	(84)	—	—	—	—	—	—
Issuance of Series C preferred stock in a private placement in March 1999	—	—	—	—	101,300	1,013	—	—	9,283,726	—	—	—	—	—	9,284,739
Exercise of Warrants pursuant to cashless exercise provisions	—	—	—	—	—	—	37,500	150	27,000	—	—	—	—	—	27,150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	—	—	—	—	—	—	—	—	2,099,200	—	—	—	—	—	2,099,200
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,867,563)	(7,867,563)

Balance at December 31, 1999	—	—	73,884	739	101,300	1,013	11,077,790	44,311	$35,406,036	(422)	(156,124)	—	—	(21,225,840)	14,069,713

Conversion of preferred to common stock	—	—	(73,884)	(739)	(14,550)	(146)	2,375,083	9,500	(8,615)	—	—	—	—	—	—
Private placement of common stock, March 2000	—	—	—	—	—	—	2,259,494	9,039	24,186,656	—	—	—	—	—	24,195,695
Capital contribution by shareholder	—	—	—	—	—	—	—	—	93,637	—	—	—	—	—	93,637
Exercise of options and warrants	—	—	—	—	—	—	29,254	117	271,273	—	—	—	—	—	271,390
Shares issued pursuant to acquisition of Subsidiary	—	—	—	—	—	—	800,000	3,200	7,596,800	—	—	—	—	—	7,600,000
Elimination of contributed capital related to joint venture no longer consolidated (See Note 4)	—	—	—	—	—	—	—	—	(2,099,200)	—	—	—	—	—	(2,099,200)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	156,124	—	—	—	156,124
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	80,009	—	80,009
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,276,749)	(16,276,749)

Balance at December 31, 2000	—	—	—	—	86,750	867	16,541,621	66,167	65,446,587	(422)	—	—	80,009	(37,502,589)	28,090,619
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(38,894)	—	(38,894)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,109,753)	(15,109,753)

Balance at December 31, 2001	—	—	—	—	86,750	867	16,541,621	66,167	65,446,587	(422)	—	—	41,115	(52,612,342)	12,941,972
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	354,789	—	354,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,425,564)	(9,425,564)

Balance at December 31, 2002	—	$—	—	$—	86,750	867	16,541,621	$66,167	$65,446,587	$(422)	$—	$—	$395,904	$(62,037,906)	$3,871,197

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Consolidated Statements of Cash Flows

			Period from January 12, 1990 (Incorporation) to December 31, 2002
	Year ended December 31
	2001	2002
Operating activities
Net loss	$(15,109,753)	$(9,425,564)	$(62,037,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	898,188	546,227	3,368,826
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	(186,295)	(186,295)
Cumulative effect of change in accounting	—	(902,900)	(902,900)
Amortization of deferred gain on joint venture	(902,900)	—	(1,805,800)
Equity in net loss of joint venture	923,678	14,778	1,703,763
Minority interest in net loss of consolidated subsidiary	—	(57,968)	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	3,416,091	—	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale of furniture and equipment	—	206,291	243,678
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(158,930)	57,620	(115,086)
Inventory	1,248	5,309	(4,165)
Prepaid expenses and other current assets	285,633	(218,189)	(441,105)
Research and development tax credit receivable	(100,223)	(141,784)	(242,007)
Accounts payable and accrued liabilities	(90,134)	1,123,081	2,167,140
Deferred revenue	(7,871)	7,223	63,966
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(10,844,973)	(8,972,171)	(51,854,379)
Investing activities
Purchases of marketable securities	(715,893)	(694,798)	(349,623,305)
Proceeds from sale of marketable securities	19,610,612	691,816	342,159,381
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(55,829)	(221,230)	(3,045,166)
Proceeds from sale of furniture and equipment	—	40,919	45,519
Cash acquired in acquisition of control of joint venture	—	991,634	991,634
Organization costs incurred	—	—	(622,755)

Net cash provided by (used in) investing activities	18,838,890	808,341	(2,978,220)

			Period from January 12, 1990 (Incorporation) to December 31, 2002
	Year ended December 31
	2001	2002
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	28,501
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641

Net cash provided by financing activities	—	—	58,277,101
Effect of exchange rate changes on cash	(38,894)	354,789	395,904

Net increase (decrease) in cash and cash equivalents	7,955,023	(7,809,041)	3,840,406
Cash and cash equivalents at beginning of period	3,694,424	11,649,447	—

Cash and cash equivalents at end of period	$11,649,447	$3,840,406	$3,840,406

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development state company)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

        In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies ("AVT") (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited ("AVAX Holdings"). Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited ("the Joint Venture Companies"), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in the two joint venture companies resulting in AVAX owning a 95% interest in the net equity of both joint venture companies. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. In September 2002, the Company announced that it would be discontinuing its operations in Australia and in December 2002 the Company completed the liquidation of its Australian subsidiary (see Note 4).

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

Basis of Presentation

        The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2002, the Company incurred a net loss of $9,426,000 and a use of cash in operating activities of $8,972,000. The Company's cash requirements were satisfied through increases in accounts payable and accrued expenses and through the use of available cash. However, the Company has insufficient resources to maintain existing operations throughout 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required to fund ongoing operations in 2003. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there can be no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2003. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company. Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT's substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies. As such, the Joint Venture Companies accounts are not included in the consolidated financial statements of the Company for the year ended December 31, 2001. During January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US). This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requires that the results of AVAX Holdings and its majority owned subsidiaries be consolidated into AVAX's consolidated results.

Foreign Currency Translation

        Holdings and Genopoietic used the European Euro as their functional currency as required by the European Union. The Australian Joint Venture Companies and AVAX Holdings used the Australian Dollar as their functional currency prior to the discontinuance of operations discussed above.

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these entities have been translated into United States dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation. In addition, there were no material foreign currency transaction gains or losses in 2002 or 2001.

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

Revenue

        The Company's revenues are related to the provision of contract and other product services. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenues represents fees received by the Company related to tumor cell banking and for sale of the vaccine through the Joint Venture Companies.

Cash Equivalents

        For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2002, all cash and cash equivalents were held at one financial institution.

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

Recently Issued Accounting Pronouncements

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard requires that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

        The following pro-forma table reflects the effects of the adoption of SFAS No. 142 on net loss to exclude amortization of goodwill.

	December 31, 2001	Period from January 12, 1990 (Incorporation) to December 31, 2002
Loss from continuing operations as originally reported	$(15,088,975)	$(62,034,061)
Goodwill amortization	75,355	113,032

Loss from continuing operations as adjusted	$(15,013,620)	$(61,921,029)

Net loss as originally reported	$(15,109,753)	$(62,037,906)
Goodwill amortization	75,355	113,032

Net loss as adjusted	$(15,034,398)	$(61,924,874)

Net loss as adjusted per common share—basic and diluted	$(0.91)

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment.

        SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity.

Acquired Intellectual Property and Other Intangibles

        Intellectual property and other intangibles acquired in the acquisition of Holdings and Genopoietic were recorded at fair value and were being amortized using the straight-line method over the lives of the related assets through December 31, 2001. In accordance with the provisions of SFAS No. 142, the remaining intangible assets were reclassified to goodwill as further discussed in Note 5 and are no longer amortized.

Research and Development Costs

        Research and development costs, including payments related to patents and license agreements, are expensed when incurred.

Marketable Securities

        Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities classified as held-to-maturity are included in interest income. The Company's debt securities held at December 31, 2002 all mature in 2003. The following is a summary of marketable securities:

Description of Securities	Cost	Unrealized Gain/(Loss)	Estimated Fair Value
December 31, 2002
Held-to-maturity debt securities:
U.S. Treasury securities	$347,452	—	$347,452

Accrued Expenses

        The Company provides a provision for accrued expenses based upon its contractual obligation, as calculated by the Company, for all claims made for payment by the Company.

Accrued Compensation Payable to Former Officers

        Accrued compensation to former officers includes amounts calculated as due to terminated officers of the Company pursuant to the severance provisions of their employment contracts. These amounts were paid in January 2003.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25 using the intrinsic value method. See Note 6 for the pro forma effects of applying SFAS No. 123.

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

        The research agreement with TJU mentioned above will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $409,085 and $394,805 for the years ended December 31, 2002 and 2001, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until November 2004.

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

        These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of $100,000 per year for three years. In addition, the Company is obligated to spend (which includes costs incurred pursuant to the research agreement plus other internal and external costs) an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000. The research agreement has been extended until May 2003 with an annual funding commitment of approximately $270,000. Expenses incurred related to research funding for Rutgers were $303,976 and $334,903 for the years ended December 31, 2002 and 2001, respectively. This level of funding satisfies the Company's obligation under the agreement.

        Under the terms of the Rutgers license agreement, the Company is obligated to pay certain milestone payments as follows: $15,000 on the earlier of October 31, 1999 or the date of first filing of an Investigational New Drug (IND) application with the FDA, or comparable international agency; $25,000 on the earlier of October 31, 2001 or the date of initiation of Phase II trials in the United States or another major market country; $45,000 on the earlier of October 31, 2005 or the date of first filing of an NDA application with the FDA, or comparable international agency; and $150,000 on the earlier of October 31, 2008 or the date of receipt by the Company of approval from the FDA, or comparable international agency, to market products. During 2002, the Company paid $25,000 pursuant to its obligations under this agreement.

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

        In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. Expenses incurred related to research funding for Texas A&M were $110,713 and $143,346 for the years ended December 31, 2002 and 2001, respectively. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until January 2004 with no additional funding requirement for the year.

4.    Joint Venture Agreement

        In November 1999, the Company's subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited, and AVT contributed $4 million Australia Dollars giving them a 20% equity interest in the joint venture.

        During 2000, AVT, through a subsidiary, contributed an additional $6 million Australian Dollars, raising AVT's total ownership percentage in the joint venture to 50%. Due to the ownership percentage maintained by AVT and their substantial and active involvement in the management and decision making processes of the joint venture, the Company determined that it no longer maintained a controlling interest in the operations of the joint venture. Accordingly, the Company began to account for its investment in the joint venture using the equity method of accounting in late 2000.

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

        AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares. At the date of that transaction, the Company had recorded on its books an investment in joint venture (net of unamortized deferred gain) of approximately $12,282. As a result of the transaction, AVAX's 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400. Of this difference, $902,900, which represented the deferred gain as of December 31, 2002, was recognized as a cumulative effect of change in accounting. The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary. As discussed further below, these amounts are both included in the loss from discontinued operations on the 2002 consolidated statement of operations.

        The following pro-forma disclosures are made to reflect the Company's results of operations as if the Australian Joint Venture transaction and the application of SFAS No. 142 occurred as of January 1, 2001.

	Year Ended December 31, 2001	Year Ended December 31, 2002
Total revenue	$554,055	$780,222
Net loss	(14,775,962)	(10,590,114)
Net loss per common share	(0.89)	(0.64)

        In September 2002 the Company made the decision to discontinue the operations of the Joint Venture Companies. With the adoption of SFAS No. 144, the Australian operations are required to be accounted for and presented in the accompanying financial statements as a discontinued operation.

        The Company liquidated, through sale, all of the long-lived assets of the joint venture companies prior to December 31, 2002. Proceeds received on the sale of the assets of the Company at the time were $40,919 while the cost basis of the assets was $247,210, resulting in a net loss on the disposition of the assets of $206,291, which is included in the loss from discontinued operations.

        On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies. At that time, the combined assets of the joint venture companies, consisting of cash, was $39,580. Recorded liabilities at that time were $65,715. Other long term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.

        The following is summarized financial information for the discontinued Australian operation for the years ended December 31, 2002 and 2001:

	2002	2001
Total revenue	$9,749	$—
Costs and expenses:
Manufacturing, research and development	327,485	—
Selling, general and administrative	792,527	—

Total operating loss	(1,110,263)	—
Other income (expense):
Interest income	26,272	—
Minority interest in net loss of consolidated subsidiary	57,968	—
Amortization of deferred gain on joint venture	—	902,900
Equity in net loss of joint venture	—	(923,678)
Other, net (loss on asset disposal)	(206,291)	—

Total other expense	(122,051)	(20,778)

Loss from discontinued operations before cumulative effect and extraordinary item	(1,232,314)	(20,778)
Extraordinary gain related to negative goodwill on consolidated subsidiary	186,295	—
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	902,900	—

Loss from discontinued operations	$(143,119)	$(20,778)

5.    Acquisition of G.P.H. and Genopoietic

        On August 24, 2000, the Company completed its acquisition of GPH, S.A. ("Holdings") and Genopoietic S.A. ("Genopoietic"), each a French societe anonyme based in Paris, France. In this transaction, 100% of the outstanding shares of both Holdings, which is the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares of the Company's common stock valued at $7,600,000 as of the acquisition date and $5,000 in notes payable. Of the 800,000 shares issued to Professors David R. Klatzmann and Jean-Loup Salzmann, 659,756 shares have been placed in escrow to secure their indemnification obligations under the Contribution Agreement. In addition the Company incurred $621,397 in acquisition costs, which were capitalized as part of the purchase price and allocated to the net assets acquired.

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

        Simultaneously with the closing of the transaction the Company entered into a Research Funding Agreement with Genopoietic whereby the Company agreed to provide funding to Genopoietic over the next five years in the amount of $8,000,000. Provision of this funding is contingent upon the Company's financial health and may be withheld at the discretion of Company management. In connection with the termination of various agreements between the company and the former owners of Genopoietic, the Company also terminated this Research Funding Agreement.

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

        The acquired existing technology and patents are being amortized over their estimated useful lives of ten years and the intangible asset related to assembled workforce is being amortized over its estimated useful life of four years through 2001. Pursuant to the adoption of SFAS No. 142, the assembled workforce has been reclassified as goodwill and is no longer amortized.

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

        Due to various changes in 2001 in the Company's scope of operations and the availability of capital to pursue product development and marketing initiatives, the Company undertook an evaluation of the strategic value of each of its core technologies for purposes of determining future development plans. Based upon this review that was completed in the fourth quarter of 2001, the Company determined they would not pursue further development and marketing of the technologies and patents capitalized in the 2000 acquisition of Holdings and Genopoietic. As such, future cash flows related to these acquired intangible assets were determined to be minimal and uncertain. Based on these factors, the net book value of the acquired existing technology ($2,647,471) and patents ($768,620) capitalized in the acquisition, amounting to $3,416,091 in the aggregate, was considered impaired and written off in 2001.

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

        During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. The 86,750 shares of Series C preferred stock, outstanding at December 31, 2002, is convertible into 2,669,225 shares of common stock excluding the effect of any fractional shares.

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

        The following summarizes activity in the Plan:

Number of Options
Balance at December 31, 1994	276,375
Canceled	(246,375)

Balance at December 31, 1995, 1996 and 1997	30,000
Granted	600,000

Balance at December 31, 1998	630,000
Granted	955,397
Expired	(240,000)

Balance at December 31, 1999	1,345,397
Granted	430,000
Expired	(13,430)
Exercised	(7,955)

Balance at December 31, 2000	1,754,012
Granted	1,039,696
Expired	(386,684)

Balance at December 31, 2001	2,407,024
Expired	(567,365)

Balance at December 31, 2002	1,839,659

Stock Options—2001 Stock Option Plan

        In November 2001 the Board of Directors approved the 2001 Stock Option Plan (the 2001 Plan), subject to shareholder approval, authorizing up to 2,500,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the 2001 Plan's adoption date and generally expire 10 years from the date of grant. During 2001, options to purchase 175,108 shares of common stock were granted under this plan and remained outstanding at December 31, 2001. During 2002, 59,435 options expired and 115,673 options remained outstanding at December 31, 2002.

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

        In December 2000, options were issued to two employee's of AVT, the Company's joint venture in Australia, to purchase 18,000 shares of common stock at $2.938 per share. Such options vest over a four-year period and expire in December 2007. These options expired during 2002 unexercised.

        In May 2001, options were issued to the General Manager of AVT, the Company's joint venture in Australia, to purchase 35,000 shares of common stock at $.89 per share. Such options vest over a four-year period and expire in May 2008. These options expired during 2002 unexercised.

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

        In April 1997, the Company issued warrants to purchase 50,000 shares of common stock at $8.00 per share. During 2002, these warrants expired.

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

        Authorized but unissued shares of common stock were reserved for issuance at December 31, 2002 as follows:

Series C convertible preferred stock	2,669,225
1992 Stock option plan	2,500,000
2001 Stock option plan	2,500,000
2000 Directors option plan	480,000
Non Plan options	997,302
Warrants to purchase common stock	455,096
Warrants to purchase Series B convertible preferred stock	654,437
Warrants to purchase common stock issued in connection with Series C convertible preferred stock	845,339
Warrants to purchase Common Stock pursuant to 2000 fund raising	444,710

13,849,110

SFAS No. 123 Disclosures

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

        The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, including a risk free interest rate of 3.0%, a volatility factor of the expected market price of the Company's common stock of 1.78 and a weighted-average remaining contractual life of the option or warrant of eight years. There were no options granted during 2002.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

	Year Ended December 31,
	2002	2001
Net loss as reported	$(9,425,564)	$(15,109,753)
Stock based compensation expense as reported	—	—
Stock based compensation expenses under fair value method	(1,171,614)	(1,193,404)

Pro forma net loss attributable to common stockholders	$(10,597,178)	$(16,303,157)

Pro forma net loss per share	$(0.64)	$(0.99)

        A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2001 and 2002 is as follows:

	2001		2002
	Options and Warrants	Weighted- Average Exercise Price	Options and Warrants	Weighted- Average Exercise Price
Outstanding at beginning of year	5,718,709	$4.44	6,422,017	$3.84
Granted	1,349,804	1.03	—	—
Exercised	—	—	—	—
Forfeited	(646,497)	3.34	(644,800)	3.78

Outstanding at end of year	6,422,017	$3.84	5,777,217	$3.84

Exercisable at end of year	4,318,101	$4.61	4,734,809	$4.22

        The weighted-average fair value of options and warrants granted during 2001 was $1.03. Exercise prices for options and warrants outstanding range from $.04 to $12.79. The option and warrant contracts expire at various times through October of 2011.

7.    Income Taxes

        At December 31, 2002, the Company has net operating loss carryforwards of approximately $60,721,000 for federal income tax purposes that expire in varying amounts between 2005 and 2015, if not utilized.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows:

December 31, 2002
Deferred tax assets:
Net operating losses	$23,317,000
Deferred compensation	413,000
Depreciation	17,000
Other	1,000

Total deferred tax assets	23,813,000
Valuation allowance	(23,813,000)

Net deferred tax assets	$—

        The valuation allowance at December 31, 2001 was $20,170,000.

        Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

        The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

	December 31,
	2001	2002
Income taxes (benefit) at statutory rate	$(5,137,000)	$(3,205,000)
State income taxes, net of federal benefit	(665,000)	(415,000)
Change in the valuation allowance	5,795,000	3,643,000
Other	7,000	(23,000)

Income tax provision (benefit)	$—	$—

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

        The marketable securities in the amount of $347,452 plus a certificate of deposit in the amount of $37,001 are held by the bank as collateral for the commercial letters of credit noted above and the use of these funds is restricted.

        Rent expense under these agreements was approximately $363,000 and $294,000 for the years ended December 31, 2002 and 2001, respectively.

        Future minimum lease payments under the non-cancellable operating leases consist of the following at December 31, 2002:

Year ending December 31,	Operating Lease Payments	Amounts receivable pursuant to sub-lease
2003	$489,847	$172,101
2004	328,637	57,795
2005	166,250	—
2006	166,250	—
2007	152,396	—

Consulting Agreements

        Effective in June 1996, the Company entered into consulting agreements with the Scientist that runs through May 2003. Annual consulting fees payable pursuant to the agreement with the Scientist are $48,000.

        In April, May and July 1997, the Company entered into agreements with four members of the Scientific Advisory Board. These agreements are for initial terms of two years and require compensation of $2,000 per person per meeting of the Scientific Advisory Board. In July 1997, the Company entered into a consulting agreement with a member of its Scientific Advisory Board. The agreement calls for annual compensation of $20,000 plus options to acquire 30,000 shares of common stock at $4.50 per share. In December 1998, the Company entered into a three year consulting agreement with a second member of its Scientific Advisory Board for additional consulting services. The agreement calls for annual compensation of $20,000 plus options to acquire 21,000 shares of common stock at $2.25 per share. The options vest annually in arrears.

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

        In January 2000, the Company entered into an Agreement for Services with a contract research organization to assist the Company in the performance of its clinical trials. The agreement was to extend over the life of the clinical trials which has an expected term of in excess of seven years with payments made upon the achievement of various milestones in the study. At signing, total expected payments under this agreement was approximately $11,138,000. This agreement was terminated in June of 2001. Expenses incurred related to this agreement were $597,346 and $1,500,950 for the years ended December 31, 2001 and 2000, respectively. Currently the Company is in dispute with the vendor as the amount and the method of calculation of the liability due upon the termination of this agreement. The Company accrued during 2001 and 2002 approximately $700,000 which represents what the Company has calculated as the balance due under the agreement plus additional costs estimated to settle the matter while the vendor has claimed the Company's liability is approximately $1,500,000.

9.    Long Term Debt

        The Company's French subsidiary receives financial support from a French governmental agency (Anvar). The grants, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date, are accounted for as long term debt. If certain products are commercialized, the December 31, 2002 balance of $247,752 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of grant proceeds received is recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $55,056 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation.

10.    Property, Plant and Equipment

        The following shows the composition of the assets included in property, plant and equipment at December 31, 2002:

	Cost	Accumulated Depreciation	Net
Office furniture and equipment	$288,802	$230,272	$58,530
Manufacturing facility and related equipment	3,034,429	1,384,128	1,650,301

Total	$3,323,231	$1,614,400	$1,708,831

        Depreciation expense was $546,227 and $420,940 for the years ended December 31, 2002 and 2001, respectively.

11.    Employee Benefit Plan

        During 1996, the Company established a discretionary 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company was not required to make a contribution in 2002 and made a $42,308 contribution in 2001.

12.    Related Party Transactions

        During 2001, the Company made payments of $50,000 and $20,000 to two Board Members who provided advisory services to the Company. In addition the two Board Members received additional options, through the 2001 stock option plan, to purchase 50,000 shares of common stock each at $.89 per share. The options vest over a four-year period and expire in 2008. The compensation was voted upon and approved by the Board of Directors.

13.    Legal Proceedings

        In addition to litigation discussed in Note 8 above, the Company was also involved in the following other legal proceedings at December 31, 2002:

  •
  Kamy Behzadi, a former officer of the Company, has brought suit against the Company and another former officer of the Company in Jackson County, Missouri Circuit Court regarding the circumstances surrounding his resignation from the Company. Dr. Behzadi is alleging (1) fraudulent misrepresentation in connection with the severance agreement between the Company and Dr. Behzadi, (2) defamation, and (3) breach of the severance agreement. Dr. Behzadi is seeking compensatory and punitive damages. The Company believes the claims are without merit.

  •
  Avax International Services, a wholly-owned subsidiary of the Company, and its two French subsidiaries have been sued by L'Universite Pierre et Marie Curie ("UPMC") in the Tribunal de Grande Instance de Paris in France. UPMC is (1) seeking a determination that the French subsidiaries are obligated to develop and maintain certain patents acquired by Holdings in the 2000 Genopoietic transaction, (2) claiming the subsidiaries must pay certain royalties to UPMC under an agreement between UPMC and the Company's French subsidiaries, (3) claiming the subsidiaries must pay for certain laboratory space at UPMC, and (4) Avax International Services having guaranteed the performance of the French subsidiaries' obligations must pay any amounts for which the subsidiaries are obligated. The Company believes it has satisfied all of its obligations to UPMC pursuant to the UPMC agreements and that the claims in this lawsuit are without merit and is defending this lawsuit vigorously.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.
Date: March 31, 2003	By:	/s/ RICHARD P. RAINEY Richard P. Rainey Acting President and Vice President—Finance and Administration

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ RICHARD P. RAINEY	Richard P. Rainey Acting President and Vice President—Finance and Administration (Principal Executive, Financial and Accounting Officer)	March 31, 2003
/s/ EDSON D. DE CASTRO	Edson D. de Castro Director	March 31, 2003
/s/ JOHN K. A. PRENDERGAST, PH.D.	John K. A. Prendergast, Ph.D. Director	March 31, 2003
/s/ CARL SPANA, PH.D.	Carl Spana, Ph.D. Director	March 31, 2003
/s/ ANDREW W. DAHL, SC.D.	Andrew W. Dahl, Sc.D. Director	March 31, 2003

CERTIFICATIONS

        I, Richard P. Rainey, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of AVAX Technologies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ RICHARD P. RAINEY Richard P. Rainey Vice President—Finance and Administration and Acting President (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits	Description
3.1	Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).(5)
3.2	By-Laws.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen of Common Stock certificate.(1)
4.7	Investors' Rights Agreement Dated November 20, 1995, by and between the Company and certain investors.(1)
4.8	Form of Placement Warrant Relating to Offering of Series B Placement Warrants.(2)
4.9	Certificate of Designation of Series C Convertible Preferred Stock.(3)
4.10	Series C Convertible Preferred Stock Warrant Purchase Agreement.(3)
4.11	Form of Class A and Class B Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.(3)
10.1	Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)
10.2	License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)
10.3	Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(3)
10.4	Consulting Agreement dated May 9, 1996, between the Company and Dr. David Berd.(1)
10.5	Employment Agreement effective as of November 1, 1999, between the Company and Warren B. Dudley.(5)
10.6	Employment Agreement effective as of February 28, 2001, between the Company and David L. Tousley.(5)
10.7	Employment Agreement effective as of March 26, 2001, between the Company and Richard P. Rainey.(5)
10.8	License Agreement dated December 10, 1996, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(4)
10.9	License Agreement dated February 17, 1997, by and between the Company and The Texas A&M University System.(4)
10.10	Sponsored Research Agreement dated May 2, 1997, by and between the Company and Rutgers, The State University of New Jersey and the University of Medicine and Dentistry.(6)
10.11	Sponsored Research Agreement Dated May 12, 1997, by and between the Company and The Texas A&M University System.(6)
10.12	Lease Agreement dated October 18, 2001 for Overland Park Facility.(5)
10.13	Lease Agreement dated December 1, 1997 for Philadelphia Facility.(7)
10.14	Amended and Restated 1992 Stock Option Plan.(8)

10.15	2001 Stock Option Plan.(5)
10.16	Securities Purchase Agreement dated March 7, 2000.(9)
10.17	Stock Contribution Agreement dated as of July 17, 2000, among the Company, Professor David R. Klatzmann, Professor Jean-Loup Salzmann, GPH, S.A. and Genopoietic, S.A.(10)
10.18	[Tax] Agreement dated as of August 24, 2000, among the Company, GPH, S.A., Genopoietic S.A., Professor David R. Klatzmann and Professor Jean-Loup Salzmann.(10)
10.19	Research Funding Agreement dated as of August 24, 2000, between the Company and Genopoietic, S.A.(10)
10.20	Rights Agreement dated as of August 24, 2000, between the Company and Professor David R. Klatzmann (an identical agreement was entered into between the Company and Professor Jean-Loup Salzmann).(10)
10.21	Severance Agreement dated February 25, 2001, between the Company and Dr. Jeffrey M. Jonas.(11)
10.22	2000 Directors' Stock Option Plan.(12)
10.23	Termination Deed—Shareholders Agreement for AVAX Australia and AVAX Manufacturing dated January 21, 2002.(12)
10.24	Royalty Agreement between AVAX Australia Pty Limited and Eastpac, Inc. dated January 21, 2002.(12)
10.25	Severance Agreement dated as of December 14, 2002, between AVAX Technologies, Inc. and David L. Tousley.(13)
10.26	Severance Agreement dated as of December 14, 2002, between AVAX Technologies, Inc. and Warren Dudley.(13)
10.27	Amendment dated February 5, 2003, to Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey.*
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP, Independent Auditors.*
99.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

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

(3)
Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4)
Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 3, 1997.

(5)
Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-KSB for year ended December 31, 2001.

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

(8)
Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

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

(12)
Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.

(13)
Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.

QuickLinks

AVAX Technologies, Inc. Index to Form 10-KSB
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
AVAX TECHNOLOGIES, INC. PART I
AVAX TECHNOLOGIES, INC. PART II
AVAX TECHNOLOGIES, INC. PART III
Consolidated Financial Statements
Report of Independent Auditors
AVAX Technologies, Inc. and Subsidiaries (a development stage company) Consolidated Balance Sheet
AVAX Technologies, Inc. and Subsidiaries (a development stage company) Consolidated Statements of Operations
AVAX Technologies, Inc. and Subsidiaries (a development stage company) Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements December 31, 2002 and 2001
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX