Form 10KSB/A
period 2002-12-31
AVAX TECHNOLOGIES INC
filed 2003-04-29
CIK 1015441

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
 Common Stock, par value $.004 per share
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. ☐

        The issuer's revenues for the period ended December 31, 2002 were $770,743.

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

        Documents incorporated by reference: None.

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

  •
  Uncertainty about whether the Company's products will again begin or successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S.

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

AVAX Technologies, Inc.

PART III

ITEM 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

        The executive officers and directors of the Company, as of April 25, 2003, as well as certain information about them, are as follows:

Name	Age	Position with the Company
Richard P. Rainey	36	President and Corporate Secretary
Edson D. de Castro	64	Director
Andrew W. Dahl, Sc.D.	60	Director
John K. A. Prendergast, Ph.D.	48	Director
Carl Spana, Ph.D.	40	Director

        Richard P. Rainey, C.P.A., has been the President and Secretary of the Company since December 2002, Vice President for Finance and Administration since March 28, 2001, and previously served as Controller of the Company since September 1998. Prior to joining the Company, Mr. Rainey was a partner with Rainey & Rainey, a certified public accounting firm that he founded in 1993. During that period, Rainey & Rainey provided accounting and consulting services to corporations with an emphasis in health care. From 1988 to 1993, Mr. Rainey was an associate with Ernst & Young, LLP specializing in auditing and consulting. Mr. Rainey received his B.S. in Accounting from Pennsylvania State University in 1988.

        Edson D. de Castro has been a member of the Board of Directors of the Company since October 1993. Since 1990, Mr. de Castro has been consulting for companies and participating as a member of certain Boards of Directors. Mr. de Castro was one of five co-founders of Data General Corporation in 1968 for which, from 1968 to 1989, he served as its President and Chief Executive Officer, and from 1989 to 1990, he served as its Chairman of the Board of Directors. From 1995 to 1997, Mr. de Castro was the Chief Executive Officer and Chairman of the Board of Directors of Xenometrix, Inc. Mr. de Castro was a founder and Executive Committee Member of the Massachusetts High Tech Council. Mr. de Castro is a Trustee of Boston University. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell in 1960.

        Andrew W. Dahl, Sc.D., has been a director of the Company since September 1999. Dr. Dahl has served as President and CEO of Evolution Benefits, a Division of Evolution Health, LLC., since July 2000. From July 1994 through December 1999, Dr. Dahl served as the President and Chief Executive Officer of HealthNet, Inc. From July 1990 through March 1994, Dr. Dahl served as President and Chief Executive Officer of IVF America, Inc. (now known as IntegraMed America), where he was instrumental in taking the corporation public. Dr. Dahl also served as Executive Vice President and Chief Operating Officer of St. John Health and Hospital Corporation in Detroit, a university-affiliated medical center, and was Vice President for Development of the Hospital Corporation of America, Management Company. Dr. Dahl received his Sc.D. from The Johns Hopkins University and a M.P.A. from Cornell University. Dr. Dahl is also a fellow in the American College of Health Care Executives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock. The Reporting Persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Specific due dates for these reports have been established and the Company is required to identify those persons who failed to timely file these reports. Based on its review of the copies of filings received by it with respect to the fiscal year ended December 31, 2002, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2002.

ITEM 10.    Executive Compensation

Executive Compensation

        The following Summary Compensation Table sets forth the compensation earned by the persons serving as the Company's chief executive officer and the other named executive officers (the "Named Executive Officers") for the last three fiscal years. The Company has no long-term incentive plans.

        On December 19, 2002, the Company agreed to terminate the employment of both David L. Tousley, the Company's then President, Chief Operating Officer and Chief Financial Officer and a member of the Board of Directors and Warren B. Dudley, the Company's then Chief Business Officer, in an effort to further conserve the cash resources of the Company. The agreements were effective as of December 14, 2002. Pursuant to existing employment agreements with Messrs. Tousley and Dudley, the Company paid each a severance payment equal to their then current annual base salary plus certain annual insurance expense. The Company entered into Severance Agreements with Mr. Tousley and Mr. Dudley, each dated as of December 14, 2002, which Severance Agreements were filed by the Company with its Current Report on Form 8-K dated December 19, 2002. The following table includes the compensation of the current officers of the Company as well as compensation paid to Messrs. Tousley and Dudley in 2000, 2001 and 2002 and the positions held by them with the Company in 2002.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)		Shares of Common Stock Underlying Options/SARs (#)	All Other Compensation ($)
Richard P. Rainey, C.P.A.— President, Vice President for Finance and Administration and Corporate Secretary	2002 2001 2000	$ $ $	147,875 133,068 101,249	$ $ $	0 24,000 20,000	-0- 180,000 25,000		-0- -0- -0-
David L. Tousley— President, Chief Operating Officer, Chief Financial Officer and Corporate Secretary	2002 2001 2000	$ $ $	258,375 253,750 202,500	$ $	-0- 91,000 50,000	-0- 370,104 30,000		$289,245 -0- -0-	(1)
Warren B. Dudley— Chief Business Officer	2002 2001 2000	$ $ $	215,625 216,666 190,000	$ $	-0- 60,000 45,000	-0- 180,000 30,000	$ $	239,045 -0- 44,080	(1) (2)

(1)
Includes payments of $273,000 and $225,000 made by the Company to Mr. Tousley and Mr. Dudley, respectively, in December 2002, pursuant to the severance provisions of their respective employment agreements. Also includes payments of $16,245 and $14,045 made to Mr. Tousley and Mr. Dudley, respectively, in December 2002, as payment in advance for one year of employee benefits as required by the severance provisions of their respective employment agreements.

(2)
Represents expenses paid by the Company in connection with Mr. Dudley's relocation and temporary living expenses in accordance with his letter of employment.

        In February 2003, the Company paid Mr. Rainey a $150,000 retention bonus (the "Retention Bonus") to induce Mr. Rainey to remain in employment with the Company in view of its then current financial circumstances and prospects. In exchange for this payment, Mr. Rainey agreed to remain an employee of the Company for at least the next 12 months in accordance with the terms and conditions of his Employment Agreement, as amended. At that time, the Company and Mr. Rainey entered into a letter agreement amending his employment agreement with the Company. The employment agreement, as amended is described below under "Employment Agreement."

Options

        No stock options were granted to any employees or directors in 2002. The Company has not granted any stock appreciation rights.

        The following table sets forth certain information concerning stock options held by the Named Executive Officers on December 31, 2002. No stock options were exercised by the Named Executive Officers during the year ended December 31, 2002.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

		Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002 (1)
Name	Shares Acquired on Exercise (#)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard P. Rainey, C.P.A.	-0-	166,250	143,750	$0	$0
David L. Tousley	-0-	471,252	293,957	$0	$0
Warren B. Dudley	-0-	155,625	204,375	$0	$0

(1)
Value is based on the difference between the option exercise price and $0.14, the market value of the Common Stock on December 31, 2002 (based upon the closing price on such day on the Nasdaq SmallCap Market), multiplied by the number of shares of Common Stock issuable upon exercise of the options. At December 31, 2002, all stock options had exercise prices in excess of the market value of the Common Stock on that date.

Employment Agreement

        Richard P. Rainey.    On June 28, 1998, the Company entered into a letter of employment with Richard P. Rainey, pursuant to which Mr. Rainey became the Controller of the Company. Effective March 26, 2001, the Company entered into an Employment Agreement with Mr. Rainey in order to amend and restate the terms of the employment letter. Effective February 13, 2003, the Company and Mr. Rainey entered into a letter agreement to amendment the Employment Agreement. References below to the Employment Agreement mean the Employment Agreement, as so amended.

        Pursuant to the terms of the Employment Agreement, Mr. Rainey served as the Vice President of Finance and Administration of the Company. In accordance with the February 2003 amendment, Mr. Rainey now serves as the Company's President. The Employment Agreement is for an initial period of three years ending March 26, 2004. Not less than nine months before the end of the initial employment period or any renewal period, the Company and Mr. Rainey will negotiate whether to extend the term of the Agreement for a further three year period.

        Under the terms of the Employment Agreement, Mr. Rainey receives a current annual base salary of $190,000 and is entitled to receive a discretionary annual incentive bonus targeted to be 30% of his base salary. Mr. Rainey previously received options to acquire an aggregate 310,000 shares of Common Stock at various exercise prices ranging from $0.906 to $3.063 per share. All such options vest at a rate of 1/16 per quarter over a four-year period, and are exercisable for a period of seven years from their grant date. Mr. Rainey is also entitled to additional stock options at the sole discretion of the Company's Board of Directors.

        If, at any time prior to February 12, 2004, (i) Mr. Rainey's employment is terminated by the Company without "just cause," or (ii) Mr. Rainey terminates his employment for "good reason," Mr. Rainey will keep the Retention Bonus in full satisfaction of any payment or amount that the Company might otherwise owe to Mr. Rainey under the Employment Agreement prior to the February 2003 amendment upon such termination (other than accrued and unpaid base salary up to the date of termination). If, however, prior to February 12, 2004, (i) Mr. Rainey terminates his employment with the Company without good reason, or (ii) Mr. Rainey is terminated by the Company for just cause, then Mr. Rainey is obligated to repay to the Company the full amount of the Retention Bonus within ten (10) days from the date of termination. In addition, subject to the following paragraph, by accepting the Retention Bonus Mr. Rainey waived any rights to any severance payment or benefit from the Company upon termination of his employment that he might otherwise have been entitled and Mr. Rainey acknowledged that any such obligation on the part of the Company is fully satisfied.

        The Employment Agreement, prior to the February 2003 amendment, provided that Mr. Rainey is to receive a lump sum payment equal to two times his Base Salary (the "Double Payment") upon termination of his employment following a Change in Control, as defined in the Employment Agreement. By accepting the Retention Bonus Mr. Rainey waived his right to receive the Double Payment upon termination following a Change of Control and amended this provision of the Employment Agreement to provide that upon termination, following a Change of Control, for any reason other than due to Mr. Rainey's death or to his disability, by the Company for other than just cause or by Mr. Rainey for good reason, then the Company is required to pay Mr. Rainey, as his sole damages for such termination, a lump sum payment equal to $190,000. Such amount will not be set-off against amounts earned from alternative employment. In addition, any stock options granted to Mr. Rainey will thereupon become immediately vested.

        The Employment Agreement also contains a two-year covenant not to compete (assuming Mr. Rainey is dismissed for cause), a three-year covenant not to disclose confidential information and an 18-month non-solicitation agreement.

Compensation of Directors

        Effective November 2, 2001, the Company elected to pay its non-employee directors a fee of $4,000 per meeting for Board meetings attended in person, $1,000 per meeting for committee meetings attended in person and $500 per meeting for telephonic Board and committee meetings. In 2002, the Company had 2 in person Board meetings, no in person committee meetings, and 14 telephonic Board or committee meetings.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of April 21, 2003, certain information regarding the beneficial ownership of the Common Stock and the Series C Convertible Preferred Stock (assuming full conversion into Common Stock) (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock, (ii) by each of the Named Executive Officers (as defined herein) and directors of the Company and (iii) by all executive officers and directors of the Company as a group. The Named Executive Officers include David L. Tousley and Warren B. Dudley, both of whom were terminated, at the recommendation of management in December 2002.

Name and Address of Beneficial Owner	Title of Stock	Number of Shares	Percentage of Class Beneficially Owned (1)
Named Executive Officers and Directors (2)
David L. Tousley (3)	Common Stock	537,527	2.72%
Warren B. Dudley (3)	Common Stock	193,125	1.00%
Richard P. Rainey, C.P.A. (4)	Common Stock	203,625	1.05%
Edson D. de Castro (5)	Common Stock	145,762	*
Andrew W. Dahl, Sc.D. (6)	Common Stock	44,722	*
John K.A. Prendergast, Ph.D. (7)	Common Stock	171,929	*
Carl Spana, Ph.D. (8)	Common Stock	171,929	*
All executive officers and directors as a group (5 persons) (9)	Common Stock	737,967	3.73%
5% Shareholders
Essex Woodlands Health Ventures Fund IV, L.P. (10) 190 South LaSalle Street Suite 2800 Chicago, IL 60603	Common Stock	1,974,967	10.10%

*
Represents less than 1%.

(1)
The percentage of Common Stock beneficially owned is determined by adding the number of shares of Common Stock outstanding (16,541,621 as of April 21, 2003) to the number of shares issuable upon conversion of the Series C Preferred Stock (2,669,225 as of April 21, 2003) plus, for each beneficial owner or group, any shares of Common Stock that owner or group has the right to acquire within 60 days of April 21, 2003 pursuant to options or warrants.

(2)
The address of the named individuals is c/o AVAX Technologies, Inc., 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas 66210.

(3)
Represents shares that Mr. Tousley and Mr. Dudley each may acquire within 60 days of April 21, 2003.

(4)
Includes 195,625 shares of Common Stock that Mr. Rainey may acquire within 60 days of April 21, 2003, upon exercise of options held by Mr. Rainey.

(5)
Represents shares of Common Stock that Mr. de Castro may acquire within 60 days of April 21, 2003, upon the exercise of options held by Mr. De Castro.

(6)
Represents shares of Common Stock that Dr. Dahl may acquire within 60 days of April 21, 2003, upon the exercise of options held by Dr. Dahl.

(7)
Includes 107,012 shares of Common Stock that Dr. Prendergast may acquire within 60 days of April 21, 2003, upon the exercise of options by Dr. Prendergast.

(8)
Includes 107,012 shares of Common Stock that Dr. Spana may acquire within 60 days of April 21, 2003 upon the exercise of options held by Dr. Spana.

(9)
Consists only of directors and executive officers as of the date of this report.

(10)
Includes 1,538,460 shares of Common Stock issuable upon the conversion of 50,000 shares of Series C Preferred Stock. Also includes 307,692 shares of Common Stock Essex Woodlands Health Ventures IV, L.P. ("Essex Woodlands") may acquire, pursuant to warrants issued in conjunction with the Series C Preferred Stock purchased by Essex Woodlands in the Series C Offering. Also includes 8,989 shares of Common Stock Essex Woodlands may acquire, pursuant to warrants issued in conjunction with the March 9, 2000 Common Stock offering by the Company. Also includes 29,938 shares of Common Stock issuable upon the exercise of options held by Essex Woodlands.

ITEM 12.    Certain Relationships and Related Transactions

        None.

ITEM 13.    Exhibits and Reports on Form 8-K

(a)
Exhibits

        Exhibits are listed on the Index to Exhibits at the end of this Report.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.
Date: April 29, 2003	By:	/s/ RICHARD P. RAINEY Richard P. Rainey President

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date
/s/ RICHARD P. RAINEY	Richard P. Rainey President (Principal Executive, Financial and Accounting Officer)	April 29, 2003
/s/ EDSON D. DE CASTRO	Edson D. de Castro Director	April 29, 2003
/s/ JOHN K. A. PRENDERGAST, PH.D.	John K. A. Prendergast, Ph.D. Director	April 29, 2003
/s/ CARL SPANA, PH.D.	Carl Spana, Ph.D. Director	April 29, 2003
/s/ ANDREW W. DAHL, SC.D.	Andrew W. Dahl, Sc.D. Director	April 29, 2003

CERTIFICATIONS

        I, Richard P. Rainey, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of AVAX Technologies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    April 29, 2003

/s/ RICHARD P. RAINEY Richard P. Rainey President (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*
Filed herewith.

i

QuickLinks

AVAX Technologies, Inc. Index to Form 10-KSB/A Amendment No. 1
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
  ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act
  ITEM 10. Executive Compensation
Summary Compensation Table Annual Compensation
Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management
  ITEM 12. Certain Relationships and Related Transactions
  ITEM 13. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX