Form 10QSB
period 2003-03-31
AVAX TECHNOLOGIES INC
filed 2003-05-15
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number        0-29222

AVAX TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware

13-3575874

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9200 Indian Creek Parkway, Suite 200 Overland Park, KS	66210

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:  (913) 693-8491

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes         ☐ No

As of May 9, 2003, 16,541,621 shares of the Registrant’s common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: ☐ Yes       ☒ No

AVAX TECHNOLOGIES, INC.

Table of Contents

		Page

PART I - FINANCIAL INFORMATION

3

Item 1.	Financial Statements	3
	Consolidated BALANCE SHEETS — As of December 31, 2002 and March 31, 2003 (Unaudited)	3
	Consolidated STATEMENTS OF OPERATIONS (Unaudited) — For the Three Months Ended March 31, 2002 and 2003; and for the Period from January 12, 1990 (Incorporation) through March 31, 2003	4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) — For the Three Months Ended March 31, 2002 and 2003 and for the Period from January 12, 1990 (Incorporation) through March 31, 2003	5
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	12

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Certifications		18

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

AVAX Technologies, Inc.
(a development stage company)
Consolidated Balance Sheets

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,840,406	$1,561,869
Marketable securities	347,452	348,152
Accounts receivable	243,451	178,435
Inventory	53,329	59,026
Prepaid expenses and other current assets	674,667	619,521
Total current assets	5,159,305	2,767,003
Property and equipment at cost	3,323,231	3,351,696
Less accumulated depreciation	1,614,400	1,739,722
Net property and equipment	1,708,831	1,611,974
Research and development tax credit receivable	498,543	518,312
Goodwill	188,387	188,387
Total assets	$7,555,066	$5,085,676

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,833,852	$2,038,975
Accrued compensation payable to former officers	538,299	—
Deferred revenue	63,966	—
Total current liabilities	3,436,117	2,038,975
Long-term debt	247,752	247,752
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C – 120,000 shares
Series B convertible preferred stock: Issued and outstanding shares – 0	—	—
Series C convertible preferred stock: Issued and outstanding shares – 86,750 (liquidation preference – $8,675,000)	867	867
Common stock, $.004 par value:
Authorized shares – 50,000,000 Issued and outstanding shares – 16,541,621	66,167	66,167
Additional paid-in capital	65,446,587	65,446,587
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	395,904	428,146
Deficit accumulated during the development stage	(62,037,906)	(63,142,396)
Total stockholders’ equity	3,871,197	2,798,949
Total liabilities and stockholders’ equity	$7,555,066	$5,085,676

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) Through March 31, 2003
	2002	2003
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	65,333	228,615	1,653,172
Total revenue	65,333	228,615	3,604,172

Costs and expenses:
Manufacturing, research and development	1,700,076	786,555	38,897,841
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	816,912	556,563	24,413,291
Total operating loss	(2,470,494)	(1,114,503)	(68,259,747)
Other income (expense):
Interest income	45,864	4,413	5,616,121
Interest expense	—	—	(646,293)
Other, net	—	5,600	151,368
Total other income	45,864	10,013	5,121,196
Loss from continuing operations	(2,424,630)	(1,104,490)	(63,138,551)
Gain (loss) from discontinued operations	925,775	—	(3,845)
Net loss	(1,498,855)	(1,104,490)	(63,142,396)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(1,498,855)	$(1,104,490)	$(65,012,429)
Loss per common share – basic and diluted
Loss from continuing operations	$(0.15)	$(0.07)
Income from discontinued operations	0.06	—
Net loss	$(0.09)	$(0.07)

Weighted average number of common shares outstanding	16,541,621	16,541,621

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) To March 31, 2003
	2002	2003
Operating activities
Net loss	$(1,498,855)	$(1,104,490)	$(63,142,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,650	125,322	3,494,148
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	14,778	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	(186,295)	—	(186,295)
Cumulative effect of change in accounting	(902,900)	—	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	(7,823)	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss (gain) on sale or abandonment of furniture and equipment	—	(5,600)	238,078
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	147,395	65,016	(50,070)
Inventory	889	(5,697)	(9,862)
Research and development tax credit receivable	7,843	(19,769)	(261,776)
Prepaid expenses and other current assets	(84,720)	55,146	(385,959)
Accounts payable and accrued liabilities	(210,722)	(1,333,176)	833,964
Deferred revenue	(56,743)	(63,966)	—
Amount payable to Former Officer	—	—	80,522
Net cash used in operating activities	(2,642,503)	(2,287,214)	(54,141,593)

Investing activities
Purchase of marketable securities and short-term investments	(347,346)	(348,152)	(349,971,457)
Proceeds from sale of marketable securities	344,470	347,452	342,159,381
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(8,727)	(28,465)	(3,073,631)
Proceeds from sale of furniture and equipment	—	5,600	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	991,634	—	991,634
Net cash provided by (used in) investing activities	980,031	(23,565)	(3,001,785)

AVAX Technologies, Inc.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) to March 31, 2003
	2002	2003
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Changes to the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641
Net cash provided by financing activities	—	—	58,277,101

Effect of exchange rate changes on cash	12,186	32,242	428,146

Net increase (decrease) in cash and cash equivalents	(1,650,286)	(2,278,537)	1,561,869

Cash and cash equivalents at beginning of period	11,649,447	3,840,406	—

Cash and cash equivalents at end of period	$9,999,161	$1,561,869	$1,561,869

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.
(a development stage company)
Notes to Financial Statements (Unaudited)
For the Three Months ended March 31, 2002 and 2003

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

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (“AVT”) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (“AVAX Holdings”).  Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (“the Joint Venture Companies”), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand.  In January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in the two joint venture companies resulting in AVAX owning a 95% interest in the net equity of both joint venture companies.  The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations.  In September 2002, the Company announced that it would be discontinuing its operations in Australia and in December 2002 the Company completed the liquidation of its Australian subsidiary.

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme based in Paris, France.  Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer.  The Company currently performs contract manufacturing and research activities at its facilities located in Lyon.

The Company expects that it will need to raise capital within the next 2-6 months to fund planned operations and product development.  However, there can be no assurance that the Company will be able to raise sufficient capital to fund these activities.  The inability to secure such funding could have a material adverse effect on the Company, including the possibility that the Company could have to curtail its operations significantly or cease operations altogether.

The Company’s business is subject to significant risks consistent with biotechnology companies that are developing novel products for human therapeutic use.  These risks include, but are not limited to, uncertainties associated with research and development of novel drug and biotechnology products, ensuring access to capital, obtaining and enforcing patents, receiving regulatory approval from competent governmental authorities in the markets of interest, and competing with other biotechnology and pharmaceutical companies.  However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

Basis of Presentation

The financial information as of March 31, 2003 and for the three-month period ended March 31, 2002 and 2003 contained herein is unaudited.  The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X.  The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.  The results of operations for the three-month periods ended March 2002 and 2003 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2002 and 2001 included in the Company’s annual report on Form 10-KSB.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company.  Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT’s substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies.  As such, the Joint Venture Companies accounts were not included in the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000.  During January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US).  This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requires that the results of AVAX Holdings and its majority owned subsidiaries be consolidated into AVAX’s consolidated results.

Revenue

The Company’s revenues are related to the provision of contract and other product services.  Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients.  Product revenues represents fees received by the Company related to tumor cell banking and for sale of the vaccine through the Joint Venture Companies.

Comprehensive Income

Comprehensive income (loss) is comprised of the Company’s net loss and changes in the foreign currency translation adjustment.  Translation adjustments for the three months ended March 31, 2003 was $32,242, compared with $12,186 for the three month period ended March 31, 2002.  As such, comprehensive income (loss) for the three month period ended March 31, 2003 was ($1,072,248), compared with ($1,486,669) for the three month  period ended March 31, 2002.

2.                                      Joint Venture Agreement

In November 1999, the Company’s subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand.  Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited, and AVT contributed $4 million Australia Dollars giving them a 20% equity interest in the joint venture.

During 2000, AVT, through a subsidiary, contributed an additional $6 million Australian Dollars, raising AVT’s total ownership percentage in the joint venture to 50%.  Due to the ownership percentage maintained by AVT and their substantial and active involvement in the management and decision making processes of the joint venture, the Company determined that it no longer maintained a controlling interest in the operations of the joint venture.  Accordingly, the Company began to account for its investment in the joint venture using the equity method of accounting in late 2000.

At the time of the change from the consolidation method to the equity method, there existed a difference between the Company’s cost of its 50% investment in the joint venture and the net book value of the underlying assets.  This difference, which amounted to approximately $2.7 million, resulted from the Company’s contribution of technology and related licensing rights, which had little recorded value, and AVT’s cash investments of $10 million Australian Dollars.  The resulting deferred gain was being amortized to income over three years.

During January 2002, Joint Venture Companies repurchased 90% of AVT’s outstanding shares for cash consideration of approximately $1.8 million Australia Dollars.  After closing the transaction AVAX Holdings owns a 95% equity interest in the Joint Venture Companies.

AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares.  At the date of that transaction, the Company had recorded on its books an investment in joint venture (net of unamortized deferred gain) of approximately $12,282.  As a result of the transaction, AVAX’s 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400.  Of this difference, $902,900, which represented the deferred gain as of December 31, 2002, was recognized as a cumulative effect of change in accounting in the three months ended March 31, 2002.  The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary.  As discussed further below, these amounts are both included in the loss from discontinued operations on the 2002 consolidated statement of operations.

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies.  The combined assets of the joint venture companies included in the March 31, 2003 consolidated balance sheet consists of cash of $42,537 and recorded liabilities of $70,044.  Other long-term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.

The following is summarized financial information for the discontinued Australian operation for the three months ended March 31, 2002:

Total revenue	$—
Costs and expenses:
Manufacturing, research and development	43,788
Selling, general and administrative	125,497
Total operating loss	(169,285)
Other income (expense):
Interest income	12,820
Minority interest in net loss of consolidated subsidiary	7,823
Equity in net loss of joint venture	(14,778)
Other, net (loss on asset disposal)	—
Total other expense	5,865
Loss from discontinued operations before cumulative effect and extraordinary item	(163,420)
Extraordinary gain related to negative goodwill on consolidated subsidiary	186,295
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	902,900
Loss from discontinued operations	$(925,775)

3.                                      Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period.  The effects of applying SFAS No. 123 for pro forma disclosure are not likely to be representative of the effects on reported net income or losses for future years.  The Company’s pro forma information follows:

	Three months Ended March 31,
	2002	2003

Net loss as reported	$(1,498,855)	$(1,104,490)
Stock based compensation expense as reported	—	—
Stock based compensation expenses under fair value method	(292,904)	(212,073)
Pro forma net loss attributable to common stockholders	$(1,791,759)	$(1,316,563)

Pro forma net loss per share	$(0.11)	$(0.08)

4.                                      Recently Issued Accounting Pronouncements

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  This new accounting standard requires that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Plan of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Report, in other filings with the SEC and in press releases and other public communications throughout the year, the Company makes, or will make statements that plan for or anticipate the future.  These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about AVAX’s future business plans and strategies, and other statements that are not historical in nature.  These forward-looking statements are based on the Company’s current expectations.

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.”  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These factors might include:

•                  AVAX’s history of operating losses, its continuing cash requirements, its immediate need to raise more money, and the uncertainty of the Company’s future profitability and ability to sustain operations.

•                  Uncertainty relating to AVAX’s ability to enter into contract manufacturing agreements that can provide sufficient revenue to cover all or any substantial part of the operating expenses of the Company.

•                  Uncertainty about whether the Company’s products will again begin or successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S.

•                  Uncertainty about whether the Company’s AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company’s AC Vaccine products will be commercially accepted and profitable.

•                  The Company’s difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for the Company’s planned clinical trials.

•                  The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company’s control.

•                  The Company’s financial and development obligations and its responsibility to meet requisite research funding levels under its license and research agreements in order to protect AVAX’s rights to its products and technologies.

•                  Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

The Company is currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies.  AVAX is seeking to expand its contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs.  The Company has one current contract manufacturing engagement at its Lyon, France facility, which provides revenue to fund the costs of maintaining that facility.  Additional contract manufacturing agreements in the United States and France would provide the Company with additional revenue to fund its operations and the costs of the facilities while the Company continues to explore other options to finance its product and technology development programs.  The Company believes that it has developed significant expertise in producing certain pharmaceutical and gene therapy products for clinical and development purposes, and that this expertise can be marketed by the Company to other companies and research institutions engaged in clinical trials and product development programs.  In addition, the Company has invested significant amounts to establish and maintain Good Manufacturing Practices at its manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France.  The Company believes that services provided by these facilities can be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own GMP facilities.

The Company’s plan of operation is to obtain one or more additional contract manufacturing agreements that can generate sufficient revenue to allow the Company to maintain these two facilities and to cover certain of its other operating expenses while the Company continues to explore financing and strategic options to develop the AC Vaccine technology and its other product candidates.  AVAX needs to raise more money immediately to continue research, product development and clinical development in 2003 and beyond and to pursue the manufacture and marketing of any products that it may develop.  If it is unable to raise additional capital in 2003 or establish a new revenue source, the Company will likely cease operations.  AVAX has not been able to raise any additional capital since March 2000.  Because the Company has not been able to raise additional funds, AVAX has ceased certain of its product development programs and has taken numerous other steps to reduce its cash expenditures.  Each of these steps, while conserving cash, has slowed or reduced the prospects of success in various product development efforts.

In November 1995, the Company acquired the rights to the AC Vaccine technology pursuant to the TJU License.  Assuming it can obtain the necessary funding, the Company intends to continue to be engaged in the development and commercialization of its AC Vaccine products and other Company products and compounds.

AVAX experienced events during 2001 that have had significant effects on its operations.  During 2001 the Company received notification from the FDA that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA.  In addition, the FDA conducted reviews of AVAX’s manufacturing facilities in Philadelphia that resulted in the FDA issuing a Form 483 and later a formal Warning Letter.  From these events a cost minimization and project prioritization plan was put into place and this continued through the present.  During 2002, based upon a negative reaction by authorities in Australia to an application for product reimbursement for M-Vax, the Company determined that it would be unable to support further the operation in Australia and a decision was made to discontinue and liquidate the joint venture companies.  The results of the Australian operation, which was consolidated in the Company’s results beginning in the first quarter of 2002, are treated as a discontinued operation and its results are separated from the Company’s results from continuing operations.

In 2002 the Company achieved a number of milestones related to its development plans which resulted in the filing of and acceptance by the FDA of two IND’s for a revised product format for the AC Vaccine for melanoma and ovarian cancer.  The Company’s facilities were validated and cleared to begin processing clinical samples for administration to patients in clinical trials.  Due to a lack of funding, the Company decided not to initiate the clinical trials and instituted further cost minimization steps which resulted in additional management changes.  The Company has also begun to pursue more aggressively contract manufacturing relationships in France and more recently in the United States, as noted above.

Results of Operations

Revenues recognized in the first quarter of 2003 were $228,615 versus revenues of $65,333 for the same quarter in 2002.  The increase in revenues was attributable to the Company’s French operations and was a function of securing a long-term contract manufacturing agreement for the Lyon facility in the second quarter of 2002.

For the first quarter of 2003, the Company’s manufacturing, research and development expenses decreased 54% to $786,555 from $1,700,076 for the same quarter in 2002.  Expenses for the periods are broken out by region as follows:

	Three months ended March 31,
	2002	2003
United States	$1,341,700	$622,794
France	358,376	163,761
	$1,700,076	$786,555

In the United States the cost decrease was the result of the decision made in 2002 not to re-initiate the clinical trials because of the Company’s lack of financial resources to complete the trials.  With this decision, the Company reduced existing staff at the facility in Philadelphia to the minimum level necessary to maintain the validations of the Philadelphia facility previously completed.  In addition, the Company closed its research operations in New York and certain clinical and regulatory positions that existed were not staffed in 2003.

In France, the cost decrease relates to the decisions made in 2002 to focus the development initiatives in Europe to exclude certain gene therapy products and the chondrocyte technology previously being pursued by the Company.  This allowed for the reduction in research funding for staff and facilities and elimination of patent costs paid in the prior year.

For the first quarter of 2003, the Company’s selling, general and administrative expenses decreased approximately 32%, to $556,563 from $816,912 for the same quarter in 2002.  Expenses for the periods are broken out by region as follows:

	Three months ended March 31,
	2002	2003
United States	$628,478	$496,371
France	188,434	60,192
	$816,912	$556,563

In the United States, cost savings realized were based upon headcount reductions and restriction of activities.

In France, selling, general and administrative expense decreased as a result of reductions in staff and the closing of the Company’s offices in Paris in 2002.

Interest income decreased to $4,413 for the first quarter 2003 from $45,864 for the same quarter in 2002.  The decline is a function of the decrease in the average invested asset base.

Results for the quarter ended March 31, 2002 included a gain from discontinued operations of $925,775.  This reflects the activities of the Company’s Australian joint venture activities.  Operating loss for the Australian joint venture for the first three months of 2002 was $163,420.  This loss was offset by an extraordinary gain related to negative goodwill of the consolidated subsidiary of $186,295 and a gain of $902,900 from the cumulative effect of a change in accounting for the deferred credit related to the equity method investment in joint venture, both of which were realized in the first three months of 2002.

The Company anticipates that, over the next 12 months, manufacturing, research and development expenses will decrease as compared with 2002 due to sizeable reductions in spending in the United States based upon the Company’s decision to not implement the U.S. trials for the AC Vaccine technology without first obtaining additional funding or a strategic alliance relationship.  In addition, the Company anticipates that selling, general and administration expenses will decrease due to additional cost minimization strategies implemented during 2002.  If the Company is able to secure funding, a strategic alliance relationship or revenue from additional contract manufacturing relationships the Company would anticipate an increase in manufacturing, research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently anticipates that its current resources should be sufficient to fund operations through the second or third quarter of 2003 based upon the Company’s current operating plan.  That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of the Company’s technologies, (2) continuing pre-clinical development of the topoisomerase compound, (3) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (4) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France.  To the extent the Company does not achieve one or more of its operating plan objectives in 2003, the anticipated cash needs of the Company are expected to decline.  AVAX needs to raise more money immediately or to initiate additional contract manufacturing relationships on terms favorable to the Company or enter into a strategic alliance relationship in the second quarter of 2003 to continue to maintain each of its manufacturing facilities and continue the operations of the Company.  If the Company is unable to raise money, secure additional contract manufacturing relationships or enter into strategic alliances, the Company will likely cease operations in 2003.

Because the Company’s working capital requirements depend upon numerous factors, including, without limitation, progress of the Company’s research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the second or third quarter of 2003.  Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to the Company.  There can be no assurance, however, that the Company will be able to obtain the additional funds or attract contract manufacturing relationships that it will require on acceptable terms, if at all.  If adequate funds are not available the Company will likely cease operations in 2003.

Trading in the Company’s Common Stock

Currently the Company’s common stock is listed and traded on the Nasdaq SmallCap Market.  As a requirement for continued listing on Nasdaq SmallCap Market the Company is required to maintain certain continuing listing criteria, which include a requirement that the minimum bid price for the Company’s common stock not fall below $1.00 for 30 consecutive trading days.  The Company has been notified by Nasdaq that it has failed to meet this requirement.

On May 14, 2003, Nasdaq formally notified the Company that Nasdaq was initiating the steps to delist the common stock from the Nasdaq SmallCap Market effective May 23, 2003.  The Company may appeal this determination, and a hearing request will stay the delisting until the appeal is heard.  The Company intends to appeal this staff determination.  Nasdaq and the SEC are considering proposals to extend the period of time that Nasdaq-listed companies, including AVAX, can maintain their listings even if the $1.00 minimum per share price is not satisfied, but there can be no assurance that those proposals will be adopted or that they will be adopted retroactive to the May 14, 2003 notice given the Company.

If the common stock were not listed on the Nasdaq SmallCap Market, the liquidity of the Company’s common stock could be further materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company.

Item 3.                       Controls and Procedures

The Company’s chief executive officer and chief financial officer, based on his evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures, has concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of SEC Rule 13a–14(c) in timely alerting him to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

99.1                           Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)                                  Reports on Form 8-K:

None

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc.

Date: May 14, 2003
/s/ Richard P. Rainey
Richard P. Rainey
President

CERTIFICATIONS

I, Richard P. Rainey, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of AVAX Technologies, Inc.;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Richard P. Rainey
Richard P. Rainey
President (Principal Executive Officer and Principal Financial Officer)