Form 10QSB
period 2003-06-30
AVAX TECHNOLOGIES INC
filed 2003-08-14
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

As of August 6, 2003, 18,080,071 shares of the Registrant’s common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: ☐ Yes     ☒ No

AVAX TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Page

Item 1.	Financial Statements	3
	Consolidated BALANCE SHEETS — As of December 31, 2002 and June 30, 2003 (Unaudited)	3
	Consolidated STATEMENTS OF OPERATIONS (Unaudited) — For the Three and Six Months Ended June 30, 2002 and 2003; and for the Period from January 12, 1990 (Incorporation) through June 30, 2003	4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) — For the Six Months Ended June 30, 2002 and 2003 and for the Period from January 12, 1990 (Incorporation) through June 30, 2003	5
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	12

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

16

Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AVAX Technologies, Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31, 2002	June 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,840,406	$939,272
Marketable securities	347,452	348,152
Accounts receivable	243,451	292,015
Inventory	53,329	52,626
Prepaid expenses and other current assets	674,667	511,688
Total current assets	5,159,305	2,143,753
Property and equipment at cost	3,323,231	3,393,792
Less accumulated depreciation	1,614,400	1,874,159
Net property and equipment	1,708,831	1,519,633
Research and development tax credit receivable	498,543	315,427
Goodwill	188,387	188,387
Total assets	$7,555,066	$4,167,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,833,852	$1,045,691
Accrued compensation payable to former officers	538,299	—
Deferred revenue	63,966	—
Total current liabilities	3,436,117	1,045,691
Long-term debt	247,752	315,652
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C – 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0	—	—
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 and 86,750 at June 30, 2003 and December 31, 2002, respectively (liquidation preference – $3,675,000 and $8,675,000 at June 30, 2003 and December 31, 2002, respectively.)	867	367
Common stock, $.004 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 18,080,071 and 16,541,621 at June 30, 2003 and December 31, 2002, respectively.	66,167	72,320
Additional paid-in capital	65,446,587	65,440,934
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	395,904	407,585
Deficit accumulated during the development stage	(62,037,906)	(63,114,927)
Total stockholders’ equity	3,871,197	2,805,857
Total liabilities and stockholders’ equity	$7,555,066	$4,167,200

See accompanying notes.

AVAX Technologies, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

					Period From January 12, 1990 (Incorporation)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2002	2003	2002	2003	2003
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	230,825	383,000	296,158	611,615	2,036,172
Total revenue	230,825	383,000	296,158	611,615	3,987,172

Costs and expenses:
Manufacturing, research and development	1,863,863	(108,639)	3,563,939	677,916	38,789,202
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	18,838	—	37,677	—	715,872
Selling, general and administrative	793,376	471,951	1,610,288	1,028,514	24,885,242
Total operating income (loss)	(2,445,252)	19,688	(4,915,746)	(1,094,815)	(68,240,059)
Other income (expense):
Interest income	33,951	7,781	79,815	12,194	5,623,902
Interest expense	—	—	—	—	(646,293)
Other, net	—	—	—	5,600	151,368
Total other income	33,951	7,781	79,815	17,794	5,128,977
Income (loss) from continuing operations	(2,411,301)	27,469	(4,835,931)	(1,077,021)	(63,111,082)
Gain (loss) from discontinued operations	(203,082)	—	722,693	—	(3,845)
Net loss	(2,614,383)	27,469	(4,113,238)	(1,077,021)	(63,114,927)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)
Net income (loss) attributable to common stockholders	$(2,614,383)	$27,469	$(4,113,238)	$(1,077,021)	$(64,984,960)
Net income (loss) per common share:
Basic	$(.16)	$.00	$(.25)	$(.06
Fully diluted	$(.16)	$.00	$(.25)	$(.06)
Weighted average number of common shares outstanding:
Basic	16,541,621	17,310,846	16,541,621	16,926,234
Fully diluted	16,541,621	19,210,846	16,541,621	16,926,234

See accompanying notes.

AVAX Technologies, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from January 12, 1990 (Incorporation)
	Six Months Ended June 30,		To June 30,
	2002	2003	2003
Operating activities
Net loss	$(4,113,238)	$(1,077,021)	$(63,114,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,020	259,759	3,628,585
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	14,778	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	(186,295)	—	(186,295)
Cumulative effect of change in accounting	(902,900)	—	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	(18,512)	—	(40,971)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	(5,600)	238,078
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	1,792	(48,564)	(163,650)
Inventory	4,204	703	(3,462)
Prepaid expenses and other current assets	(15,887)	162,979	(184,376)
Accounts payable and accrued liabilities	(195,022)	(2,326,460)	(159,320)
Deferred revenue	(56,743)	(63,966)	—
Research and development tax credit receivable	(38,102)	183,116	(58,891)
Amount payable to former officer	—	—	80,522
Net cash used in operating activities	(5,178,905)	(2,915,054)	(54,769,433)

Investing activities
Purchase of marketable securities and short-term investments	(347,346)	(348,152)	(349,971,457)
Proceeds from sale of marketable securities	344,470	347,452	342,506,833
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(154,901)	(70,561)	(3,115,727)
Proceeds from sale of furniture and equipment	—	5,600	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	991,634	—	991,634
			—
Net cash provided by (used in) investing activities	833,857	(65,661)	(3,043,881)

AVAX Technologies, Inc.

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

			Period from January 12, 1990 (Incorporation)
	Six Months Ended June 30,		to June 30,
	2002	2003	2003
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Changes to the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641
Net cash provided by financing activities	—	—	58,276,101

Effect of exchange rate changes on cash	253,203	80,581	476,485

Net increase (decrease) in cash and cash equivalents	(4,091,845)	(2,901,134)	939,272

Cash and cash equivalents at beginning of period	11,649,447	3,840,406	—

Cash and cash equivalents at end of period	$7,557,602	$939,272	$939,272

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months ended June 30, 2002 and 2003

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

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (“AVT”) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (“AVAX Holdings”).  Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (the "Joint Venture Companies”), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand.  In January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in the two Joint Venture Companies resulting in AVAX owning a 95% interest in the net equity of both Joint Venture Companies.  The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations.  In September 2002, the Company announced that it would be discontinuing its operations in Australia and in December 2002 the Company completed the liquidation of its Australian subsidiary.

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

The Company needs to raise capital immediately to fund planned operations and product development.  However, there can be no assurance that the Company will be able to raise sufficient capital to fund these activities.  The inability to secure such funding could have a material adverse effect on the Company, including the possibility that the Company could have to curtail its operations significantly or cease operations altogether.

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

Basis of Presentation

The financial information as of June 30, 2003 and for the six and three month periods ended June 30, 2002 and 2003 contained herein is unaudited.  The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X.  The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.  The results of operations for the three- and six-month periods ended June 30, 2002 and 2003 are not necessarily indicative of the results of operations that may be expected for the entire year.

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

Comprehensive Income

Comprehensive income (loss) is comprised of the Company’s net loss and changes in the foreign currency translation adjustment.  Translation adjustments for the six and three months ended June 30, 2003 were $11,681 and ($20,561), respectively, compared with $253,203 and $12,186 for the six months ended June 30, 2002, respectively.  As such, comprehensive income (loss) for the six and three month periods ended June 30, 2003 was ($1,065,340) and $6,908, respectively, compared with ($3,860,035) and ($2,602,197) for the six and three month periods ended June 30, 2002, respectively.

Accrued Expenses

During the three month period ended June 30, 2003 certain estimated accruals recorded  in prior periods were decreased by $770,082 ($.05, $.04 per share for the six and three month periods on a fully diluted basis) as a result of the settlement of litigation and other claims and lengthy periods of inactivity related to other disputed charges, for which accruals had been recorded.  The total impact of the adjustment to these accruals was a decrease in research and development expenses for the three and six month period of $719,253 and a decrease in administrative expenses of $50,829 for the three and six month periods ending June 30, 2003.

Preferred Stock Conversion

Holders of 50,000 shares of Series C Preferred Stock elected to convert those shares to common stock during the period.  This resulted in the cancellation of 50,000 shares of the Series C Preferred and the issuance of 1,538,450 shares of common stock.

2.             Joint Venture Agreement

In November 1999, the Company’s subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand.  Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited, and AVT contributed $4 million Australian Dollars giving them a 20% equity interest in the joint venture.

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

During January 2002, Joint Venture Companies repurchased 90% of AVT’s outstanding shares for cash consideration of approximately $1.8 million Australian Dollars.  After closing the transaction AVAX Holdings owns a 95% equity interest in the Joint Venture Companies.

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

In September 2002 the Company made the decision to discontinue the operations of the Joint Venture Companies.  With the adoption of Statement of Financial Accounting Standards (SFAS) No. 144 the Australian operations are required to be accounted for and presented in the accompanying financial statements as a discontinued operation.

The Company liquidated, through sale, all of the long-lived assets of the joint venture companies prior to December 31, 2002.  Proceeds received on the sale of the assets of the Company at the time were $40,919 while the cost basis of the assets was $247,210, resulting in a net loss on the disposition of the assets of $206,291, which is included in the loss from discontinued operations.

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the Joint Venture Companies.  The combined assets of the Joint Venture Companies included in the June 30, 2003 consolidated balance sheet consists of cash of $47,221 and recorded liabilities of $77,757.  Other long-term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.

The following is summarized financial information for the discontinued Australian operation for the three and six months ended June 30, 2002:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Total revenue	$9,753	$9,753
Costs and expenses:
Manufacturing, research and development	120,091	163,879
Selling, general and administrative	93,254	218,751
Total operating loss	(203,592)	(372,877)
Other income (expense):
Interest income	(10,179)	2,641
Minority interest in net loss of consolidated subsidiary	10,689	18,512
Equity in net loss of joint venture	—	(14,778)
Other, net (loss on asset disposal)	—	—
Total other expense	510	6,375
Loss from discontinued operations before cumulative effect and extraordinary item	(203,082)	(366,502)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	186,295
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	—	902,900
Gain (Loss) from discontinued operations	$(203,082)	$722,693

3.             Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.  SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period.  The effects of applying SFAS No. 123 for pro forma disclosure are not likely to be representative of the effects on reported net income or losses for future years.  The Company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss) as reported	$(2,614,383)	$27,469	$(4,113,238)	$(1,077,021)
Stock based compensation expense as reported	—	—	—	—
Stock based compensation expenses under fair value method	(292,904)	(212,073)	(585,808)	(424,146)
Pro forma net loss attributable to common stockholders	$(2,907,287)	$(184,604)	$(4,699,046)	$(1,501,167)

Pro forma net loss per share	$(0.17)	$(0.01)	$(0.28)	$(0.09)

4.             Legal Proceedings

During June 2003 the Company came to an agreement with a vendor related to a dispute which was being litigated.  The Company had previously accrued and reported as expense in 2001 an amount of approximately $684,312.  This matter was resolved and the litigation dismissed with the payment of $250,000.  This resulted in the Company reversing the excess accrued expenses of approximately $434,312 in the current period.

5.             Recently Issued Accounting Pronouncements

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

SFAS No. 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No.142.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.  No impairment was required as a result of this assessment.

6.             License and Research Agreements

In June 2003 the Company received notification from Rutgers University that the Company was in default of its obligations under the exclusive license agreement.  Pursuant to the license agreement the Company has sixty days to cure any non-compliance.  Failure to cure any defaults would result in the termination of the Company’s exclusive license agreement.

The Company has responded to the University and believes that it has complied with all of its obligations under the license agreement.

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

•                  Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB under Item 1 – “Description of Business – Risk Factors.”

Plan of Operation

The Company is currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies.  AVAX is seeking to expand its contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs.  The Company has one current contract manufacturing engagement at its Lyon, France facility, which provides revenue to fund the costs of maintaining that facility.  It is anticipated that this contract is scheduled to end on August 31, 2003.  Additional contract manufacturing agreements in the United States and France would provide the Company with additional revenue to fund its operations and the costs of the facilities while the Company continues to explore other options to finance its product and technology development programs.  The Company believes that it has developed significant expertise in producing certain pharmaceutical and gene therapy products for clinical and development purposes, and that this expertise can be marketed by the Company to other companies and research institutions engaged in clinical trials and product development programs.  In addition, the Company has invested significant amounts to establish and maintain Good Manufacturing Practices at its manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France.  The Company believes that services provided by these facilities can be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own GMP facilities.

The Company’s plan of operation is to obtain additional contract manufacturing agreements that can generate sufficient revenue to allow the Company to maintain these two facilities and to cover certain of its other operating expenses while the Company continues to explore financing and strategic options to develop the AC Vaccine technology and its other product candidates.  AVAX needs to raise more money immediately to continue research, product development and clinical development in 2003 and beyond and to pursue the manufacture and marketing of any products that it may develop.  If it is unable to raise additional capital or to establish new contracts as a source of revenue, the Company will likely cease operations.  AVAX has not been able to raise any additional capital since March 2000.  Because the Company has not been able to raise additional funds, AVAX has ceased most of its product development programs and has taken numerous other steps to reduce its cash expenditures.  Each of these steps, while conserving cash, has slowed or reduced the prospects of success in various product development efforts.

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

Results of Operations

Net loss for the period decreased 74% to $1,077,021 during the six months ended June 30, 2003 from $4,113,238 for the same period in 2002.  In addition to the restriction of operations and significant reductions in head count for the periods, the current year results were positively affected by decreases in accrued expenses of approximately $770,000, $450,000 of which relates to the settlement of a lawsuit during the period.

Revenues recognized in the three and six months ended June 30, 2003 were $383,000 and $611,615, respectively, compared with $230,825 and $296,158 for the same periods in 2002.  The increase in revenues was attributable to the Company’s French operations and was a function of securing a contract manufacturing agreement for the Lyon facility in the second quarter of 2002.  The increase in revenues in 2003 was due to the expanded activities under the contract realized in the second quarter of 2003.

Manufacturing, research and development expenses decreased from $3,563,939 for the six months ending June 30, 2002 to $677,916 for the same period in 2003.  During the second quarter of 2003 expenses were decreased by approximately $720,000 as the result of reversal of accruals recorded in prior years as a result of the settlement of litigation and other claims and lengthy periods of inactivity related to other disputed charges, for which accruals had been recorded.  Expenses for the periods are broken out by region as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2003	2002	2003
United States	$2,916,072	$253,340	$1,574,372	$(369,454)
France	647,867	424,576	289,491	260,815
	$3,563,939	$677,916	$1,863,863	$(108,639)

In the United States, for the three and six month periods, cost decreases were also the result of the decision made in 2002 not to re-initiate the clinical trials because of the Company’s lack of financial resources to complete the trials.  With this decision, the Company reduced existing staff at the facility in Philadelphia to the minimum level necessary to maintain the validations of the Philadelphia facility previously completed.  In addition, the Company closed its research operations in New York and certain clinical and regulatory positions were not staffed in 2003.

In France, the cost decrease for the three and six month period relates to the decisions made in 2002 to focus the development initiatives in Europe to exclude certain gene therapy products and the chondrocyte technology previously being pursued by the Company.  This allowed for the reduction in research funding for staff and facilities and elimination of patent costs paid in the first quarter of the prior year.

Selling, general and administrative expenses decreased from $1,610,288 for the six months ended June 30, 2002 to $1,028,514 for the same period in 2003.  Expenses for the periods are broken out by region as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2003	2002	2003
United States	$1,246,642	$878,789	$618,164	$382,418
France	363,646	149,725	175,212	89,533
	$1,610,288	$1,028,514	$793,376	$471,951

In the United States, cost savings realized for the three and six month periods were based upon headcount reductions and restrictions of activities.

In France, selling, general and administrative expense decreased for the three and six month periods as a result of reductions in staff and the closing of the Company’s offices in Paris in 2002.

Results for the six months ended June 30, 2002 included a gain from discontinued operations of $722,693.  This reflects the activities of the Company’s Australian joint venture activities.  Operating loss for the Australian joint venture for the first six months of 2002 was $372,877.  This loss was offset by an extraordinary gain related to negative goodwill of the consolidated subsidiary of $186,295 and a gain of $902,900 from the cumulative effect of a change in accounting for the deferred credit related to the equity method investment in joint venture, both of which were realized in the first three months of 2002.

Liquidity and Capital Resources

AVAX immediately needs (1) to raise capital, or (2) to enter into additional contract manufacturing relationships on terms that generate cash flow for the Company, or (3) enter into a strategic alliance relationship in the third quarter of 2003 to continue to maintain each of its manufacturing facilities and continue the operations of the Company.  If the Company is unable to raise capital, secure additional contract manufacturing relationships or enter into strategic alliances, the Company will likely cease operations in 2003.  The Company presently anticipates that its current resources should be sufficient to fund operations into the third quarter of 2003 based upon the Company’s current operating plan.  That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of the Company’s technologies, (2) continuing pre-clinical development of the topoisomerase compound, (3) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (4) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France.

Because the Company’s working capital requirements depend upon numerous factors, including, without limitation, progress of the Company’s research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the third quarter of 2003.  Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to the Company.  There can be no assurance, however, that the Company will be able to obtain the additional funds or attract contract manufacturing relationships that it will require on acceptable terms, if at all.  If adequate funds are not available, the Company will likely cease operations in 2003.

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

Effective July 24, 2003 the Company’s common stock was still traded on the Nasdaq small cap market under an exception to the minimum bid price requirement.  The exception is set to expire as of August 15, 2003 at which time the Company’s common stock is expected to be delisted from the Nasdaq SmallCap Market unless then Company can meet certain requirements.  The Company does not anticipate that it will be able to meet the specified requirements by the August 15, 2003 deadline.

If the common stock is not listed on the Nasdaq SmallCap Market, the liquidity of the Company’s common stock could be further materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company.

Item 3.    Controls and Procedures

The Company’s chief executive officer and chief financial officer, based on his evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures, has concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of SEC Rule 13a-14(c) in timely alerting him to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings:

(a)           In June 2003 the Company settled the previously disclosed litigation with PAREXEL International Corp. (“Parexel”).  The claims of Parexel against the Company and its subsidiary arose from a termination of a contract with Parexel relating to the Company’s AC Vaccine clinical trials.  In settlement of the litigation and all related claims, the Company paid Parexel $250,000, Parexel and the Company entered into mutual releases of all such claims, and the litigation was dismissed.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits:

31.1                           Certifications of Principal Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certifications of Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K:

None

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc.
(Registrant)

Date:	August 14, 2003
	By:	/s/ Richard P. Rainey
Richard P. Rainey
President (Principal Executive and Accounting Officer)