Form 10QSB
period 2003-09-30
AVAX TECHNOLOGIES INC
filed 2003-11-14
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes        ☐ No

As of November 11, 2003, 18,080,071 shares of the Registrant’s common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: ☐ Yes        ☒ No

AVAX TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated BALANCE SHEETS — As of December 31, 2002 and September 30, 2003 (Unaudited)	3
Consolidated STATEMENTS OF OPERATIONS (Unaudited) — For the Three and Nine Months Ended September 30, 2002 and 2003; and for the Period from January 12, 1990 (Incorporation) through September 30, 2003	4
Consolidated STATEMENTS OF CASH FLOWS (Unaudited) — For the Nine Months Ended September 30, 2002 and 2003 and for the Period from January 12, 1990 (Incorporation) through September 30, 2003	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations	11

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

15

Item 1. Legal Proceedings	15
Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AVAX Technologies, Inc.

(a development stage company)

Consolidated Balance Sheets

	December 31, 2002	September 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,840,406	$752,004
Marketable securities	347,452	262,488
Accounts receivable	243,451	241,013
Inventory	53,329	45,350
Prepaid expenses and other current assets	674,667	286,084
Total current assets	5,159,305	1,586,939
Property and equipment at cost	3,323,231	3,405,362
Less accumulated depreciation	1,614,400	1,985,355
Net property and equipment	1,708,831	1,420,007
Research and development tax credit receivable	498,543	319,486
Goodwill	188,387	188,387
Total assets	$7,555,066	$3,514,819

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,833,852	$1,161,944
Accrued compensation payable to former officers	538,299	—
Deferred revenue	63,966	—
Total current liabilities	3,436,117	1,161,944
Long-term debt	247,752	319,713
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C – 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0	—	—
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 and 86,750 at September 30, 2003 and December 31, 2002, respectively (liquidation preference – $3,675,000 and $8,675,000 at September 30, 2003 and December 31, 2002, respectively.)	867	367
Common stock, $.004 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 18,080,071 and 16,541,621 at September 30, 2003 and December 31, 2002, respectively.	66,167	72,320
Additional paid-in capital	65,446,587	65,440,934
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	395,904	415,931
Deficit accumulated during the development stage	(62,037,906)	(63,895,968)
Total stockholders’ equity	3,871,197	2,033,162
Total liabilities and stockholders’ equity	$7,555,066	$3,514,819

See accompanying notes.

AVAX Technologies, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) through September 30,
	2002	2003	2002	2003	2003
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	247,232	369,690	543,390	981,305	2,405,862
Total revenue	247,232	369,690	543,390	981,305	4,356,862

Costs and expenses:
Manufacturing, research and development	1,720,682	761,556	5,284,621	1,439,472	39,550,758
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	18,839	—	56,516	—	715,872
Selling, general and administrative	569,300	390,296	2,179,588	1,418,810	25,275,538
	(2,061,589)	(782,162)	(6,977,335)	(1,876,977)	(69,022,221)
Other income (expense):
Interest income	22,692	1,121	102,507	13,315	5,625,023
Interest expense	—	—	—	—	(646,293)
Other, net	—	—	—	5,600	151,368
Total other income	22,692	1,121	102,057	18,915	5,130,098
Loss from continuing operations	(2,038,897)	(781,041)	(6,874,828)	(1,858,062)	(63,892,123)
Gain (loss) from discontinued operations	(561,043)	—	161,650	—	(3,845)
Net loss	(2,599,940)	(781,041)	(6,713,178)	(1,858,062)	(63,895,968)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)
Net loss attributable to common stockholders	$(2,599,940)	$(781,041)	$(6,713,178)	$(1,858,062)	$(65,766,001)
Loss per common share—basic and diluted
Loss from continuing operations	$(.13)	$(.04)	$(.42)	$(.11)
Income from discontinued operations	(.03)	—	$.01	$—
Net Loss	$(.16)	$(.04)	$(.41)	$(.11)
Weighted average number of common shares outstanding:
Basic and Fully Diluted	16,541,621	18,080,071	16,541,621	17,310,846

See accompanying notes.

AVAX Technologies, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) through September 30,
	2002	2003	2003
Operating activities
Net loss	$(6,713,178)	$(1,858,062)	$(63,895,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463,781	370,955	3,739,781
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	14,778	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	(186,295)	—	(186,295)
Cumulative effect of change in accounting	(902,900)	—	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	(48,040)	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	(5,600)	238,078
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(58,414)	2,438	(112,648)
Inventory	7,544	7,979	3,814
Prepaid expenses and other current assets	200,446	388,583	(52,522)
Accounts payable and accrued liabilities	176,367	(2,210,207)	(43,067)
Deferred revenue	(56,743)	(63,966)	—
Research and development tax credit receivable	(38,913)	179,057	(62,950)
Amount payable to former officer	—	—	80,522
Net cash used in operating activities	(7,141,567)	(3,188,823)	(55,043,202)

Investing activities
Purchase of marketable securities and short-term investments	(694,798)	(873,509)	(350,496,814)
Proceeds from sale of marketable securities	691,816	958,473	343,117,854
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(153,267)	(82,131)	(3,127,297)
Proceeds from sale of furniture and equipment	—	5,600	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	991,634	—	991,634

Net cash provided by (used in) investing activities	835,385	8,433	(2,969,787)

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable	—	—	1,389,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	—	28,501
Changes to the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	57,972,641
Net cash provided by financing activities	—	—	58,277,101

Effect of exchange rate changes on cash	214,751	91,988	487,892

Net increase (decrease) in cash and cash equivalents	(6,091,431)	(3,088,402)	752,004

Cash and cash equivalents at beginning of period	11,649,447	3,840,406	—

Cash and cash equivalents at end of period	$5,558,016	$752,004	$752,004

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

See accompanying notes.

AVAX Technologies, Inc.

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months ended September 30, 2002 and 2003

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

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (“AVT”) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (“AVAX Holdings”).  Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (the “Joint Venture Companies”), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand.  In January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in the two Joint Venture Companies resulting in AVAX owning a 95% interest in the net equity of both Joint Venture Companies.  The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations.  In September 2002, the Company announced that it would be discontinuing its operations in Australia and in December 2002 the Company completed the liquidation of its Australian subsidiary.

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme based in Paris, France.  Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer.  The Company currently performs contract manufacturing and research activities at its facilities located in Lyon, France.

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

Basis of Presentation

The financial information as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2002 and 2003 contained herein is unaudited.  The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X.  The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended.  The results of operations for the three- and nine-month periods ended September 30, 2002 and 2003 are not necessarily indicative of the results of operations that may be expected for the entire year.

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

Comprehensive Income

Comprehensive income/(loss) is comprised of the Company’s net loss and changes in the foreign currency translation adjustment.  Translation adjustments for the three and nine months ended September 30, 2003 were $8,346 and $20,027, respectively, compared with ($38,522) and $214,751 for the three and nine months ended September 30, 2002, respectively.  As such, comprehensive loss for the three- and nine-month periods ended September 30, 2003 was $(772,695) and $(1,838,035), respectively, compared with ($2,638,392) and ($6,498,427) for the three- and nine-month periods ended September 30, 2002, respectively.

Accrued Expenses

During the second quarter ended June 30, 2003 certain estimated accruals recorded in prior periods were decreased by $770,082 ($.04 for the nine month period on a fully diluted basis) as a result of the settlement of litigation and other claims and lengthy periods of inactivity related to other disputed charges, for which accruals had been recorded.  The total impact of the adjustment to these accruals was a decrease in research and development expenses for the nine-month period of $719,253 and a decrease in administrative expenses of $50,829 for the nine-month period ended September 30, 2003.

Preferred Stock Conversion

Holders of 50,000 shares of Series C Preferred Stock elected to convert those shares to common stock during the second quarter of 2003.  This resulted in the cancellation of 50,000 shares of the Series C Preferred and the issuance of 1,538,450 shares of common stock.

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the Joint Venture Companies.  The combined assets of the Joint Venture Companies included in the September 30, 2003 consolidated balance sheet consists of cash of $47,221 and recorded liabilities of $77,757.  Other long-term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.

The following is summarized financial information for the discontinued Australian operation for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Total revenue	$(266)	$9,487
Costs and expenses:
Manufacturing, research and development	149,777	313,656
Selling, general and administrative	463,451	682,202
Total operating loss	(613,494)	(986,371)
Other income (expense):
Interest income	22,923	25,564
Minority interest in net loss of consolidated subsidiary	29,528	48,040
Equity in net loss of joint venture	—	(14,778)
Total other expense	52,451	58,826
Loss from discontinued operations before cumulative effect and extraordinary item	(561,043)	(927,545)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	186,295
Cumulative effect of change in accounting for deferred credit related to equity method investment in joint venture	—	902,900
Gain (Loss) from discontinued operations	$(561,043)	$161,650

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period.  The effects of applying SFAS No. 123 for pro forma disclosure are not likely to be representative of the effects on reported net income or losses for future years.  The Company’s pro forma information follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003

Net income (loss) as reported	$(2,599,940)	$(781,041)	$(6,713,178)	$(1,858,062)
Stock based compensation expense as reported	—	—	—	—
Stock based compensation expenses under fair value method	(292,904)	(212,073)	(878,712)	(636,219)
Pro forma net loss attributable to common stockholders	$(2,895,844)	$(993,114)	$(7,591,890)	$(2,494,281)

Pro forma net loss per share	$(0.17)	$(0.05)	$(0.46)	$(0.14)

4.                                      Legal Proceedings

During June 2003 the Company reached an agreement with a vendor related to a dispute that was being litigated.  The Company had previously accrued and reported as expense in 2001 an amount of approximately $684,312.  This matter was resolved and the litigation dismissed with the payment of $250,000.  This resulted in the Company reversing the excess accrued expenses of approximately $434,312 in the second quarter.

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

SFAS No. 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.  No impairment was required as a result of this assessment.

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation.  Amendments are effective for our consolidated financial statements beginning January 1, 2003.  We have currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation.  Therefore, the new Statement will not have any effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

6.                                      License and Research Agreements

In June 2003 the Company received notification from Rutgers University that the Company was in default of its obligations under the exclusive license agreement.  Pursuant to the license agreement the Company has 60 days to cure any non-compliance.  Failure to cure any defaults would result in the termination of the Company’s exclusive license agreement.

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

•                  Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

The Company is currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies.  AVAX is seeking to expand its contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs.  The Company has one current contract manufacturing engagement at its Lyon, France facility, which provides revenue to fund the costs of maintaining that facility.  This contract is scheduled to end in November, 2003.  Additional contract manufacturing agreements in the United States and France would provide the Company with additional revenue to fund its operations and the costs of the facilities while the Company continues to explore other options to finance its product and technology development programs.  The Company believes that it has developed significant expertise in producing certain pharmaceutical and gene therapy products for clinical and development purposes, and that this expertise can be marketed by the Company to other companies and research institutions engaged in clinical trials and product development programs.  In addition, the Company has invested significant amounts to establish and maintain Good Manufacturing Practices at its manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France.  The Company believes that services provided by these facilities can be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own GMP facilities.

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

In 2002 the Company achieved a number of milestones related to its development plans which resulted in the filing of and acceptance by the FDA of two IND’s for a revised product format for the AC Vaccine for melanoma and ovarian cancer.  The Company’s facilities were validated and cleared to begin processing clinical samples for administration to patients in clinical trials.  Due to a lack of funding, the Company decided not to initiate the clinical trials and instituted further cost minimization steps that resulted in additional management changes.  The Company also continues to pursue contract manufacturing relationships in France and the United States, as noted above.

During 2003 the Company began exploring development opportunities for its core technology the AC Vaccine technology in France.  Specifically, in addition to preparing IND’s to be filed in various solid tumor cancer indications, the Company is evaluating opportunities under the recently published French laws for the regulation of cell and gene therapy products.  The Company plans to meet with the French Authorities (AFSSAPS) in November, 2003 to discuss the new regulations and their impact on the clinical development requirements for M-Vax, the AC Vaccine technology product candidate for melanoma.   In addition, the Company is pursuing commercial opportunities to sell the AC Vaccine technology in European jurisdictions on a compassionate use basis.

Results of Operations

Net loss for the period decreased 72% to $1,858,062 during the nine months ended September 30, 2003 from $6,713,178 for the same period in 2002.  In addition to the restriction of operations and significant reductions in head count for the periods, the current year results were positively affected by decreases in accrued expenses of approximately $770,000, $450,000 of which relates to the settlement of a lawsuit during the period.

Revenues recognized in the three and nine months ended September 30, 2003 were $369,690 and $981,305, respectively, compared with $247,232 and $543,390 for the same periods in 2002.  The increase in revenues was attributable to the Company’s French operations and was a function of securing a contract manufacturing agreement for the Lyon facility in the second quarter of 2002.  The increase in revenues in 2003 was due to the expanded activities under the contract realized in the second and third quarter of 2003.

Manufacturing, research and development expenses decreased from $5,284,621 for the nine months ending September 30, 2002 to $1,439,472 for the same period in 2003.  During the second quarter of 2003 expenses were decreased by approximately $720,000 as the result of reversal of accruals recorded in prior years as a result of the settlement of litigation and other claims and lengthy periods of inactivity related to other disputed charges, for which accruals had been recorded.  Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
United States	$1,608,250	$441,652	$4,524,322	$694,992
France	112,432	319,904	760,299	744,480
	$1,720,682	$761,556	$5,284,621	$1,439,472

In the United States, for the three and nine month periods, cost decreases were also the result of the decision made in 2002 not to re-initiate the clinical trials because of the Company’s lack of financial resources to complete the trials.  With this decision, the Company reduced existing staff at the facility in Philadelphia to the minimum level necessary to maintain the validations of the Philadelphia facility previously completed.  In addition, the Company closed its research operations in New York and certain clinical and regulatory positions were not staffed in 2003.

In France, the cost increases for the three-month period relates to increased operational expenses as a result of the contract manufacturing agreement.  The prior years third quarter only included minimal services under the contract and thus the expenses were much lower.  Costs for the nine month period in France were comparable as the prior years expenses included research and development initiatives related to re-launching of the AC Vaccine technology primarily incurred during the first and second quarter of the prior year.

Selling, general and administrative expenses decreased from $2,179,588 for the nine months ended September 30, 2002 to $1,418,810 for the same period in 2003.  Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
United States	$474,743	$337,353	$1,721,385	$1,216,142
France	94,557	52,943	458,203	202,668
	$569,300	390,296	$2,179,588	1,418,810

In the United States, cost savings realized for the three- and nine-month periods were based upon headcount reductions and restrictions of activities.

In France, selling, general and administrative expense decreased for the three and nine month periods as a result of reductions in staff and the closing of the Company’s offices in Paris in 2002.  In addition, allocations of the general managers expenses were weighted more to research and development expenses as his efforts were required to assist in the increased activities related to the contract manufacturing agreement.

Results for the nine months ended September 30, 2002 included a gain from discontinued operations of $161,650.  This reflects the activities of the Company’s Australian joint venture activities.  Operating loss for the Australian joint venture for the first nine months of 2002 was $927,545.  This loss was offset by an extraordinary gain related to negative goodwill of the consolidated subsidiary of $186,295 and a gain of $902,900 from the cumulative effect of a change in accounting for the deferred credit related to the equity method investment in joint venture, both of which were realized in the first three months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

AVAX immediately needs (1) to raise capital, or (2) to enter into additional contract manufacturing relationships on terms that generate cash flow for the Company, or (3) enter into a strategic alliance relationship in the fourth quarter of 2003 to continue to maintain each of its manufacturing facilities and continue the operations of the Company.  If the Company is unable to raise capital, secure additional contract manufacturing relationships or enter into strategic alliances, the Company will likely cease operations in 2003.  The Company presently anticipates that its current resources should be sufficient to fund operations into the fourth quarter of 2003 based upon the Company’s current operating plan.  That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of the Company’s technologies, (2) continuing pre-clinical development of the topoisomerase compound, (3) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (4) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France.

Because the Company’s working capital requirements depend upon numerous factors, including, without limitation, progress of the Company’s research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that the Company devotes to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability of the Company to establish collaborative arrangements with other organizations, there can be no assurance that the current cash resources of the Company will be sufficient to fund its operations through the fourth quarter of 2003.  Because the Company has no committed external sources of capital, and expects no significant product revenues for the foreseeable future, it will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to the Company.  There can be no assurance, however, that the Company will be able to obtain the additional funds or attract contract manufacturing relationships that it will require on acceptable terms, if at all.  If adequate funds are not available, the Company will likely cease operations in 2003.

Trading in the Company’s Common Stock

Effective August 21, 2003 the Company’s common stock was de-listed from the Nasdaq SmallCap Market and began trading on the Over-the-Counter market.  It is possible now that the common stock is not listed on the Nasdaq SmallCap Market, the liquidity of the Company’s common stock could be further materially impaired, not only in the number of shares that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in media coverage of the Company.

Item 3.                     Controls and Procedures

The Company’s chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation as of the end of the period covered by this report, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

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

(b)                                 The Company has recently settled the previously-reported litigation against the Company by a former officer.

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

Date: November 14, 2003
	By:	/s/ Richard P. Rainey
Richard P. Rainey
President (Principal Executive and Accounting Officer)