Form 10KSB
period 2003-12-31
AVAX TECHNOLOGIES INC
filed 2004-04-14
CIK 1015441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission file number 0-29222

                             AVAX TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                             13-3575874
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

            9200 INDIAN CREEK PARKWAY
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes __X__   No ____

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and, to the best of the registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. __X__

The issuer's revenues for the period ended December 31, 2003 were $930,727.

As of March 19, 2004, 19,210,846 shares of the registrant's common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the average bid and asked prices of the common stock on the OTC Bulletin Board on March 19, 2004, was $6,103,364.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes ____   No __X__

                            AVAX TECHNOLOGIES, INC.

                              INDEX TO FORM 10-KSB

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Description of Business.............................................1
Item 2.  Description of Property............................................19
Item 3.  Legal Proceedings..................................................19
Item 4.  Submission of Matters to a Vote of Security Holders................19

                                   PART II

Item 5.  Market for Common Equity And Related Stockholder Matters...........20
Item 6.  Management's Plan of Operation.....................................21
Item 7.  Financial Statements...............................................26
Item 8.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................26

                                  PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................27
Item 10. Executive Compensation.............................................29
Item 11. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................32
Item 12. Certain Relationships and Related Transactions.....................34
Item 13. Exhibits and Reports on Form 8-K...................................35
Item 14. Controls and Procedures............................................35
Item 15. Principal Accountant Fees and Services.............................35

Exhibit Index...............................................................36

Signatures..................................................................38

Financial Statements.......................................................F-1

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         In this Report, in other filings with the SEC and in press releases and other public communications throughout the year, AVAX Technologies, Inc. ("AVAX," the "Company," "we" or "us") makes, or will make statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the "Description of Business" section beginning on page 1 and in "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

         Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors might include:

         o Our history of operating losses, our continuing cash requirements, our immediate need to raise more money, and the uncertainty of our prospects of reaching a meaningful level of revenues.

         o Uncertainty relating to our ability to enter into, perform under and collect revenue on contract manufacturing agreements and alliances in a manner that provides sufficient revenue to cover all or a substantial part of our operating expenses.

         o The additional expenses and business uncertainties arising from shifting the focus of our technology development and clinical trial programs from the U.S. to France.

         o Uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. and certain European countries.

         o Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

         o Our difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for our planned clinical trials.

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

                             AVAX TECHNOLOGIES, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

OVERVIEW

         We are a development stage biotechnology company specializing in the development and commercialization of individualized vaccine therapies and small molecules for the treatment of cancer and other life-threatening diseases. We also offer biological manufacturing services to other biotechnology and pharmaceutical companies. These services are provided utilizing the same facilities and personnel that produce our products for clinical and commercial purposes.

         In 1995, we identified the AC Vaccine research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University ("TJU") in Philadelphia, and licensed the rights to Dr. Berd's research. Since then, we have focused our efforts on the development of an immunotherapy for the treatment of cancer, the AC Vaccine technology.

         In August 2000, we acquired Genopoietic S.A. and its corporate affiliate ("Genopoietic"), based in Lyon, France, which developed cell and gene-based therapies in collaboration with Pierre et Marie Curie University and Centre National de la Recherche Scientifique. As part of that acquisition, we acquired a biological clean room facility in Lyon, France. In the last two years, much of our development and clinical efforts relating to the AC Vaccine have shifted to our Lyon facility, due to the expertise and staffing at that facility and recent developments in France and other European countries that should facilitate development of autologous products, such as the AC Vaccine, in Europe.

         We were incorporated in the State of New York on January 12, 1990, under the name Nehoc, Inc. On May 29, 1992, we changed our name to Appex Technologies, Inc. On October 22, 1992, we merged into Walden Laboratories, Inc. ("Walden"), a Delaware corporation, that was incorporated on September 18, 1992. On December 27, 1995, Walden sold its former leading product under development, an over-the-counter nutritional dietary, medicinal or elixorative food supplement, and its related patents and intellectual property to a subsidiary of Interneuron Pharmaceuticals, Inc. We changed our name from Walden Laboratories, Inc., to AVAX Technologies, Inc., effective March 26, 1996.

         Our principal executive office is located at 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas 66210. The telephone number at that address is
(913) 693-8491.

CURRENT CANCER THERAPIES

         Cancer is a diverse and complex disorder with multiple causes and variable outcomes. Genetic pre-disposition, environmental factors and diet are among the numerous contributing factors that are associated with the development and evolution of this heterogeneous disease. Each year in the United States alone, over 1.5 million new individuals are diagnosed with various forms of cancer and, as our overall life span increases, the incidence of the disease is expected to increase.

         In a healthy person, tissues and organs consist of cells that are, in part, regulated by the immune system. Normal cell function is characterized by cell growth, cell division and then programmed cell death (the latter referred to as apoptosis) as new cells are generated and function in place of the original cell. Cancer is characterized by the unregulated growth of cells that proliferate as tumors, which can metastasize (i.e., spread) throughout the body, resulting in deposits of tumor cells, called metastases.

Cancer cells have adopted many mechanisms by which they can elude the defense systems of the body. A significant feature of their proliferation is their ability to evade recognition by the patient's immune system. The metastatic tumors disrupt normal tissue and organ functions, which in the worst circumstances leads to the death of the patient.

         We believe that for a therapy to be effective it must eliminate or control the growth of the cancer, both at its site of origin and at the site of metastases. Patients with cancer typically undergo a first line of treatment through surgical removal of tumors. Treatments that follow surgery (referred to as adjuvant treatments) include radiation, hormone therapy and chemotherapy. Initial surgery and radiation therapy treat cancer at its origin, but are limited because certain tissues cannot be removed surgically or do not tolerate radiation. Moreover, cancers frequently spread prior to detection, and surgery and radiation cannot control metastases. Chemotherapy and hormonal therapy are frequently used to treat tumor metastases. These therapies, however, can cause severe side effects, including damage to normal tissue. Additionally, chemotherapy and hormonal therapy may shrink tumors, but rarely eliminate them completely. Our approach to development of cancer therapies is to find targets that are novel or to discover compounds that are structurally different from existing therapies with the intent of making the treatments more specific and less toxic.

THE IMMUNE SYSTEM

         The immune system is involved intimately in the regulation of the growth of cells and tissues within the body as well as acting as a natural defense against disease. These functions are performed by a variety of specialized cells. These cells recognize specific chemical structures, called antigens, which are found on disease-causing agents, including tumors. Antigens trigger an immune response, which results in the eventual removal of antigen from the body.

         The type of immune response is characterized by the way the response was initiated through specialized cells known as lymphocytes. There are two main categories of lymphocytes: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. Each category of lymphocytes has a different role in the immune response. T-cells combat disease by killing antigen bearing cells directly or by making chemical called cytokines that work indirectly. In this way, T-cells eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. In contrast, activation of B-cells leads to the production of specific antibodies. The antibodies are secreted by B-cells and bind to antigen found on pathogens or tumor cells resulting in their destruction.

         Cancerous cells are cells that have changed (or mutated) so that they express certain antigens that may or may not be recognized as foreign by the immune system. We believe that the antigens are distinct for each patient so that effective immunization can only be accomplished by using each patient's own cancer cells. In addition, we believe that by a process called haptenization, the cancer antigens are changed so that they become visible to the patient's immune system. This allows, the immune system to mount a response against the cancer antigens.

DEVELOPMENT AND CLINICAL PROGRAMS

OUR APPROACHES TO THE TREATMENT OF CANCER

         We have three programs that we are developing for the treatment of cancer. Each of these programs was patented and licensed by AVAX through license agreements with various U.S. universities. We also entered into a research and development agreement with the university/licensor of each program to support ongoing research for the program at that university.

AUTOLOGOUS CELL VACCINE IMMUNOTHERAPY (AC VACCINE)

         Our AC Vaccine immunotherapy technology is based on the concept of haptenization. This idea has a long history, beginning with the work of the immunologist Karl Landsteiner in the 1920's. He and other scientists showed in animal models that attaching a small chemical (a hapten) to a protein allowed that protein to be recognized by the immune system even if the animals were originally unresponsive to the protein. This work has been expanded by a number of researchers in various animal models. We now understand that a large number of T-cells react against the haptenized material and that a small percentage of the T-cells also react against the unmodified, natural material. We believe that tumor antigens, which are proteins, are similarly affected by haptenization.

         Our AC Vaccine technology utilizes the patient's tumor as the basis for a therapeutic vaccine. By extracting cancer cells from a tumor and then treating them with a hapten call dinitrophenyl (DNP), a vaccine is prepared that should be able to elicit a systemic immune response to the unmodified, native cancer cells. The induction of such an immune response has been documented in a number of scientific publications. We believe that the best test of tumor immunity in patients is Delayed Type Hypersensitivity (DTH). DTH has long been used as a test for immunity to microbes, such as tuberculosis and is familiar to patients as the Tine test or PPD. DTH to cancer cells is tested in the same way, except that the patient's cancer cells are the test agent. We have demonstrated that the DTH test to cancer cells is meaningful by showing a strong statistical relationship between the intensity of DTH and clinical outcomes, especially 5-year survival. We believe that the future acceptance of this relationship between DTH and clinical outcomes by the U.S. and European regulatory agencies is critical to the regulatory approval path for our AC Vaccine product candidates.

         Our leading AC Vaccine product candidate is M-Vax, which is designed as an immunotherapy for the post-surgical treatment of late stage (stage 3 and 4) melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the U.S., Australia, northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to UV radiation in sunlight appears to be the most significant. The National Cancer Institute estimates that the incidence of melanoma is growing at a rate of approximately 4% annually.

         Melanoma patients may be categorized according to the following staging system:

         o Stage 1--lesion less than 1.5mm thickness and no apparent spreading (metastasis) from primary cancer site

         o Stage 2--lesion greater than 1.5mm thickness and no apparent spreading from primary cancer site

         o        Stage 3--metastasis to regional draining lymph nodes; and

         o        Stage 4--distant (bloodbourne) metastasis.

         Historically, patients with stage 3 melanoma have been treated with surgery followed by a year-long regimen of the drug, alpha interferon. This is a biological drug and currently the only U.S. Food and Drug Administration ("FDA")-approved post-surgical treatment for patients with stage 3 melanoma. While alpha interferon has been proven to prolong relapse-free survival, its impact on overall survival has been questioned. Further, use of alpha interferon can be associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to limited efficacy and highly toxic side effects, chemotherapy has not been widely used in the treatment of stage 3 patients.

CLINICAL RESULTS ACHIEVED WITH THE AC VACCINE

         We believe that M-Vax is the first immunotherapy to suggest, from clinical trial results, that its use may result in a significant improvement in the survival rate for patients with stage 3 melanoma. 214 patients with stage 3 melanoma, who had already had their lymph node tumors excised and processed into vaccines, were treated with M-Vax. These studies are mature, in that all surviving patients have completed the planned 5-year follow-up. The 5-year overall survival of these patients is 44%. This compares with the historical post-surgical survival rates of approximately 22-32%. In a total of over 480 patients treated at TJU or by AVAX in Phase 1-2 clinical trials, no serious side effects have been reported. We believe that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

         Patients who receive M-Vax may develop an immune response to their own melanoma cells as measured by a DTH test to autologous melanoma cells. DTH, which is manifest by the development of a hive at the site of injection of the test material, is known to be a measure of the activity of T-lymphocytes, which are white blood cells that are crucial in tumor rejection. In the stage 3 adjuvant studies, patients who developed positive DTH to their own melanoma cells that were not modified with the hapten had significantly greater chance of 5-year year survival than those who did not (59% vs. 29%). We consider this difference to be highly statistically significant. In all of these patients DTH was tested in conjunction with control materials that indicated that all patients had functioning immune systems.

         We believe that the DTH test can be used as a surrogate marker of vaccine activity. In our planned future clinical activities, we will propose to use the DTH test as a primary endpoint to measure activity of the vaccine. As we expand the use of the vaccine into new indications our intent is to use DTH response as the primary indicator of activity of the vaccine and the basis upon which we will proceed further with clinical development. Use of DTH response as an indicator of vaccine activity significantly decreases the duration of studies and, thus, reduces the cost of conducting clinical trials and reaching a primary endpoint.

PLANNED CLINICAL AND COMMERCIAL ACTIVITIES WITH THE AC VACCINE

         In France, we are in the process of preparing a Biological License Application (BLA) filing with AFSSAPS (the French counterpart of the U.S. Food and Drug Administration) for the treatment of stage 3 melanoma patients. In November 2003, we held a pre-BLA meeting with AFSSAPS representatives to discuss revisions to the manufacturing of the AC Vaccine, the planned testing of the final product and our desire to file our BLA utilizing the data generated to date. Based upon this meeting, we intend to complete the preparation of our BLA and to submit it to AFSSAPS in 2004.

         In 2002, AFSSAPS published the first regulations specific to the regulation of cell and gene therapies (which includes the AC Vaccine technology). These regulations differentiate these products from standard pharmaceutical products. The regulations evaluate cell and gene therapy products by the level and type of manipulation to the product. Some cellular products, including M-Vax, will be regulated differently from standard drugs. For these technologies, marketing approval may be granted if the therapeutic is manufactured in a current Good Manufacturing Practices (cGMP)-compliant facility and if a reasonable claim for efficacy can be established. We intend to use the data generated in the studies conducted at TJU as the basis for our efficacy claims for M-Vax. In addition, we are designing a potential bridging study to strengthen our BLA, which study is planned to include multiple locations in Europe. The design of the bridging study is expected to be completed in the first half of 2004 and to be filed with AFSSAPS.

         In December 2003/January 2004, we filed two Investigational New Drug applications (INDs) in France for use of the AC Vaccine for hepatic and peritoneal cancer that will also include patients that have ovarian and colorectal cancers that have metastasized to these locations. We believe that the AC

Vaccine is a technology that has application in a broad spectrum of solid tumor cancers. By initiating and completing these trials for other cancer indications, we are seeking to demonstrate this.

         In 2003 and continuing in 2004, we have made M-Vax available for sale on a compassionate use basis in various European countries. We treated one patient on a compassionate use basis in 2003, and have treated or in the process of treating nine additional patients on a compassionate use basis as of March 2004. We expect to continue to treat patients on a compassionate use basis throughout the remainder of 2004. This development is important to us and our AC Vaccine technology because it expands the availability of the AC Vaccine within the scientific and medical communities that are now seeking out the compassionate use of M-Vax. These experiences of these oncology leaders in various European countries may become critical to the overall market and regulatory acceptance of the AC Vaccine technology in Europe. Additionally, the compassionate use of our vaccine provides modest revenue for the Company. Compassionate use sales are paid for by the hospital that contracts for the acquisition of the vaccine.

         In the United States, we had previously initiated clinical trials for M-Vax and O-Vax (our AC Vaccine for ovarian cancer). In 2001, the FDA placed those trials on hold. Based upon our interactions with the FDA regarding the clinical hold, we decided to inactivate the INDs in place during 2001 for M-Vax and O-Vax and to prepare to file new INDs during 2002. In working with the FDA to resolve the issues identified as part of the clinical hold, we concluded that
(1) it would no longer be feasible to continue the clinical development of the original AC Vaccine format (referred to as the "fresh" vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA. Through these research and development activities we developed a new product format for the production and distribution of the AC Vaccine, referred to as the "frozen" vaccine technology.

         During 2002, we filed new INDs with the FDA, which were accepted for the application of the AC Vaccine technology to treat both melanoma and ovarian cancer patients. These INDs are based on the "frozen" vaccine product format for M-Vax and O-Vax. Activation of these two FDA-sanctioned trials has not occurred for two reasons: first, at that time, we were unable to support financially the completion of the trials, and second, most recently our plan is to proceed with regulatory approvals of the AC Vaccine in Europe (particularly France). Depending upon the regulatory approval path in France and availability of funding, we may reactivate the U.S. clinical trials in the future.

NOVEL ANTI-ESTROGENS

         We have licensed from The Texas A&M University System ("Texas A&M") an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors (the "Texas A&M License"). Texas A&M has filed U.S. patents for both the Texas A&M compounds and their anticancer uses. During 2001, we announced the issuance of an U.S. patent on the use of our anti-estrogen compound in combination with tamoxifen. We have made certain foreign patent applications related to this combined use. We will evaluate additional U.S. and non-U.S. patent coverage based on the results of ongoing laboratory research.

         Anti-estrogens have been proven to be clinically useful anticancer therapies. Current treatments, such as tamoxifen, block the growth of some cancers by preventing estrogen to bind to the estrogen receptor on cancer cells. The estrogen receptor is a nuclear protein that upon binding to estrogen binds to DNA and activates transcription of a series of hormone-responsive genes. Although tamoxifen and other selective estrogen receptor modifiers have shown clinical benefit in battling breast cancer, there has been a disconcerting side effect from these treatments: the increased incidence of endometrial cancer.

         Our anti-estrogen compound works on the estrogen receptor indirectly through the aryl hydrocarbon receptor. In pre-clinical studies of the compounds, it has been documented that there is an inhibitory "cross-talk" between the aryl hydrocarbon receptor and the estrogen receptor. Additionally, as documented in a recent publication in Cancer Research (2001 May 15; 61(10):3902-7) this compound has been shown to enhance the anticancer activity of tamoxifen in the breast while blocking the uterine estrogenic effects of tamoxifen. Unexpectedly, the compound has also shown activity against human pancreatic cancer cells. This is a promising finding, because pancreatic cancer is a devastating disease with no effective therapies.

         Our lead compound, 6-MCDF, was selected by the Drug Development Group ("DDG") of the National Cancer Institute ("NCI") in November 2001 for further testing under the Developmental Therapeutics Program ("DTP") of the NCI/NIH. 6-MCDF was accepted for a Phase IIa preclinical development program for studies on formulation, range-finding toxicology and additional efficacy testing. Studies have been initiated under this program to test the efficacy of the compound in estrogen-receptor-negative cell lines, a target that is currently not treatable with existing estrogen receptor modulating drugs.

         Under our agreements with Texas A&M, we intend to continue to expend resources on the research and development of 6-MCDF and possibly related compounds. As the development progresses, we anticipate we will continue to explore strategic opportunities to license our rights to these compounds to another company.

TOPOISOMERASE TARGETING ANTICANCER AGENTS

         In December 1996, we licensed from Rutgers University and the University of Medicine and Dentistry of New Jersey (collectively, "Rutgers"), certain patent applications relating to a series of anticancer agents or compounds (topoisomerase targeting compounds), that interact with topoisomerase I and topoisomerase II enzymes (the "Rutgers License").

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

         Both U.S. and non-U.S. patents for the Rutgers compounds and their anticancer and anti-infective uses have been filed. We hold a license to a number of U.S. patents granting claims to novel compounds that target human topoisomerase I enzymes. These are novel compounds that are not camptothecin-based, unlike currently approved topoisomerase I inhibitors. During 2002, we selected a lead compound to undertake further pre-clinical development. Compared with currently marketed topoisomerase targeting compounds, we believe this agent has demonstrated a number of potentially superior pharmacological properties, including reduced serum albumin binding and the ability to overcome some of the more common forms of resistance to chemotherapy (overexpression of MDR1 and BCRP) observed with human cancer cells. This agent also offers significant potential therapeutic advantages relative to those agents in current clinical use. As the development progresses, we continue to explore strategic opportunities to license its rights to develop further these compounds to another company.

         Rutgers University has recently claimed that we are not in compliance with the terms of our license agreement. See "The Rutgers License and Research Agreement."

CONTRACT MANUFACTURING

         As a result of our clinical activities in the United States and France, we have developed a level of expertise related to the clinical production and regulation of cell and gene therapies. Cell and gene therapy research and development has been ongoing for a number of years, but specific regulations of these products by most regulatory agencies are just beginning to evolve. In February 2002 (effective April 2002) the United States Pharmacopia published a chapter on manufacturing and testing requirements relating to cell and gene therapies. Prior to the publication of this chapter, there did not exist any published guidance for companies engaged in the production and testing of cell and gene therapies. Likewise, in Europe the European Medicines Evaluation Agency is currently developing guidelines for the production, testing and regulation of cell and gene therapies.

         Based on our expertise, we have expanded our effort to attract contract manufacturing relationships, particularly in France. This has been made possible by the validation of our manufacturing facility first in France by AFSSAPS and secondly through successful IND filings in the United States and in Europe. A contract manufacturing engagement normally consists of two components. The first component of the engagement would be a feasibility study. The feasibility study typically would involve the transfer of production techniques from a scientific laboratory to our facilities. After transferring the techniques, we would develop the required procedures, tests and assays so that the product would then be produced in compliance with cGMP (current good manufacturing practices) requirements. After validating the procedures, tests and assays, we would then produce the necessary components for the manufacturing section to be filed as part of an IND application.

         Upon acceptance of the IND by a regulatory agency, the second component of the engagement would then commence. This component consists of the manufacturing and testing of clinical samples for administration to patients as part of a clinical trial. As part of this operation, we would maintain all the necessary paperwork and documentation to demonstrate the work was done in compliance with standards established by the applicable regulatory agency. In addition, the documentation would be used to support further IND filings and could be used as a component of a BLA for approval to market the product.

         During February 2004, our subsidiary, Genopoeitic, entered into an expanded contract manufacturing alliance with OPISODIA SAS, a French pharmaceutical company. The agreement requires annual funding from OPISODIA of $1,500,000 (US) for each of the next two years, and places the existing OPISODIA facilities and personnel under the direction of Genopoeitic's management. The funding from OPISODIA will be used to cover a majority of the anticipated manufacturing costs of the combined facilities in 2004 and 2005. With the combined personnel and manufacturing facilities, the affiliation will offer expanded contract manufacturing services to other biotechnology and pharmaceutical companies.

LICENSE AND RESEARCH AGREEMENTS

THE THOMAS JEFFERSON UNIVERSITY (TJU) LICENSE AND RESEARCH AGREEMENT

         The TJU License is a royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, we paid $10,000 to TJU for the TJU License. We also issued to each of TJU and Dr. Berd, 229,121 shares of our common stock, representing 7.5% (15% in the aggregate) of our total outstanding voting securities at that time.

         In addition to the milestone payments we have already made to TJU, AVAX is obligated to make future payments to TJU as follows: $10,000 upon initiation of the first clinical trial, $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency), and $25,000 upon receipt by AVAX of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology.

         In connection with the TJU License, we also entered into a Clinical Study and Research Agreement with TJU (the "TJU Research Agreement"). Under the TJU License and the TJU Research Agreement, we have agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. We renewed this agreement for a three-year period through November 2004. Currently we are in arrears on payments under the TJU Research Agreement for the contract year 2003 (approximately $290,000) and the first quarter of 2004 (approximately $110,000) and are in discussions to modify the level of funding for the year 2004.

         We are presently obligated under the TJU License to spend a minimum of $500,000 per year on the development of the AC Vaccine technology until commercialized in the United States. This spending includes funding provided pursuant to the TJU Research Agreement, our internal expenditures and external expenditures incurred by us. If we file for FDA approval of a Company-sponsored marketing application for the right to market an AC Vaccine product, we may elect to spend less than $500,000 per year on the development of the AC Vaccine technology during the period of time the marketing application is under review by the FDA.

         We are also obligated to pay royalties on our net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology.

THE TEXAS A&M LICENSE AND RESEARCH AGREEMENT

         Under the Texas A&M License, we are obligated to make milestone payments to Texas A&M as follows: $24,000 upon the initiation of a specified toxicity evaluation, $12,000 upon completion of a toxicity evaluation demonstrating acceptable toxicity levels, $12,000 upon the submission of an IND to the FDA or its equivalent in a major market country, $5,000 upon the completion of the first Phase 1 clinical investigations and $15,000 upon the FDA's granting of the first NDA. In addition, AVAX is required to achieve certain milestones toward development of a licensed product within certain specified time frames.

         In connection with the Texas A&M License, in May 1997, we entered into a three-year Sponsored Research Agreement with Texas A&M (the "Texas A&M Research Agreement"). Under the Texas A&M License and the Texas A&M Research Agreement, we agreed to provide minimum yearly funding of $108,750 for Texas A&M's research. Texas A&M waived any up front payment by us for the Texas A&M License in recognition of our three-year research funding commitment. Currently there is no research agreement in place with the University. We are evaluating potential studies with the principal investigator at Texas A&M and may decide to enter into a further research alliance.

         We are also obligated to pay royalties on any net sales revenue derived from these compounds and a percentage of net sales revenues received from sublicenses of the compounds.

THE RUTGERS LICENSE AND RESEARCH AGREEMENT

         We paid $15,000 to Rutgers for the Rutgers License, and issued to Rutgers warrants to purchase 125,000 shares of our common stock at a price of $8.24 per share. The warrants are exercisable upon the achievement of certain development-related milestones. The first 75,000 warrants will expire in 2006 and the final 50,000 warrants will expire in 2011. The warrants provide for cashless exercise, piggyback registration rights and certain anti-dilution rights. We have also agreed to pay an additional $15,000 license maintenance fee each year, but only in years in which our research funding is less than $100,000.

         In addition to the milestone payments we have already made to Rutgers, we are obligated to make future payments to Rutgers as follows: $45,000 on the earlier of October 31, 2005 or the date of first filing of a marketing application with the FDA, or comparable international agency and $150,000 on the earlier of October 31, 2008 or the date of receipt by us of approval from the FDA or comparable international agency to market products.

         In connection with the Rutgers License, in May 1997, we entered into a three-year Sponsored Research Agreement with Rutgers (the "Rutgers Research Agreement"). Under the Rutgers License and the Rutgers Research Agreement, we initially agreed to provide minimum yearly funding of approximately $130,000 for Rutgers' research, including certain overhead costs. Upon its expiration, the Rutgers Research Agreement was extended for another year, and was further extended through May 2003.

         We are presently obligated, while exercising prudent and reasonable business judgment, to spend an aggregate of not less than $500,000 each year until the first year of commercial marketing of a product derived from the Rutgers compounds, for the research and development, regulatory approval, manufacture, and marketing and selling of a product derived from the Rutgers compounds. This spending includes funding provided pursuant to the Rutgers Research Agreement, our internal expenditures and external expenditures incurred by us. The University has notified us that the University believes we are in default of our obligations under the Rutgers License Agreement. We do not believe we are in material default of the Rutgers License Agreement and are in the process of responding to these claims.

         We are also required to pay royalties on our worldwide net sales revenue derived from the Rutgers compounds and a percentage of all revenues received from sublicenses of products derived from the compounds.

RESEARCH AND DEVELOPMENT EXPENSE

         In 2003, we incurred research and development expense of $2,208,228 compared to $6,610,167 in 2002. Research and development expenses have been $40,319,514 for the period from inception through December 31, 2003.

MANUFACTURING AND MARKETING

AC VACCINES - GENERAL

         Our AC Vaccine products under development are individualized therapies that are manufactured by first receiving cells from a patient, treating those cells and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor's office for administration to the patient. We believe that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for the vaccine is "cells in-product out," where the final product looks like a traditional mass-produced drug to the end-user, but is manufactured individually.

MANUFACTURING THE AC VACCINE

         Based upon re-engineering the manufacture of the vaccine technology, we no longer require regional manufacturing capabilities. We made a strategic decision in early 2003 to use our facility in Lyon, France as our primary facility for the production of our cell based therapies. The Lyon facility has been inspected by AFSSAPS (the French equivalent of the U.S. FDA) and has received the designation of "Etablissment Pharmacuetique." This designation is required for the production of any commercial product to be sold in France. In addition, this designation is recognized by other regulatory authorities charged with ascertaining compliance with current Good Manufacturing Practices (cGMP).

OTHER FOREIGN MARKETS FOR M-VAX

         During 2002, we entered into a distribution agreement with Ferrer Internacional, S.A. for the sales and marketing of the vaccine in certain territories in Europe, Latin America and Asia. With the assistance of Ferrer, we are investigating potential market opportunities to begin initiating sales of M-Vax in certain countries in Europe. The commercialization of M-Vax in one or more European countries will be subject to meeting certain requirements determined by each applicable regulatory agency.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         We do not expect to encounter significant difficulties in obtaining raw materials for M-Vax, O-Vax or any other of our AC Vaccine products, because they consist primarily of a readily available chemical reagents, 2,4 dinitrofluorobenzene (DNFB), and the patient's own tumor cells. In addition, the vaccine is administered with a chemical adjuvant, BCG, which assists in stimulating the immune system. Should the supply of DNP or BCG significantly decrease, we may encounter problems preparing M-Vax, O-Vax, or any other AC Vaccine products.

COMPETITION

CANCER DRUGS - GENERAL

         We are aware of estimates that more than 300 companies are reported to have more than 1,000 cancer drugs, including chemotherapies and immunotherapies, under development worldwide, many of which are under development in the U.S. A substantial number of these drugs are, or may be in direct competition with M-Vax, O-Vax or any other of our immunotherapies or compounds.

         Our competitors include: (i) large established pharmaceutical and biotechnology companies with commitments to oncology or antiviral research, development and marketing, including, Schering Plough Corporation, Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson; (ii) smaller biotechnology companies with similar strategies, including IDEC Pharmaceuticals, Inc. and Biomira Diagnostics; and (iii) many development stage companies licensing or developing oncology therapeutics. In addition, many research institutes, hospitals and universities are working to develop products and processes in the same field of cancer that may in the future be in direct competition with our products.

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

         The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product, (ii) the timing of the entry of the product into the market and (iii) cost of goods and ease of use. Initially, we face competition from these companies for the registration of new patients in planned clinical trials. There are a limited number of persons eligible for participation in any particular clinical trial, and we and our research partners compete directly with other pharmaceutical and biotechnology companies, research firms, hospitals and universities for the inclusion of patients in the clinical trials. Enrollment rates for clinical trials are a key determinant in the timelines for bringing products to market.

CONTRACT MANUFACTURING

         In the contract manufacturing area, we face competition from a number of larger, established contract manufacturing companies, as well as some smaller, newly established specialized contract manufacturers in both the United States and Europe. Potential competitors operate in the biotechnology and pharmaceutical industries as well as diagnostics and equipment businesses as divisions of larger, well-capitalized companies.

GOVERNMENT REGULATION

         The research, pre-clinical development, clinical trials, product manufacturing and marketing conducted by us or on our behalf are subject to regulation by the FDA in the United States, AFSSAPS (the French equivalent of the U.S. FDA) in France, and similar health authorities in other foreign countries. Our proposed products and technologies also may be subject to certain other international, U. S. federal, state and local government regulations, including, the Federal Food, Drug and Cosmetic Act, Public Health Service Act, and their state, local and foreign counterparts.

         Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in the U.S. include: (i) pre-clinical laboratory tests, pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to the FDA;
(v) approval of the manufacturing processes and controls; and (vi) FDA approval of the marketing application prior to any commercial sale or shipment of the drug.

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

         The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer, however, if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval or that further information and testing is required. In some cases, the FDA may approve a product but require additional clinical tests following approval (i.e., Phase 4).

         In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility must be registered with, and approved by the FDA. Domestic manufacturing facilities are subject to inspections by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the U.S., foreign manufacturing facilities also must comply with current Good Manufacturing Practices, and are subject to periodic inspection by the FDA or by comparable foreign regulatory agencies under reciprocal agreements with the FDA.

         If marketing approval of any of our products is granted, we must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse experiences and other information. In addition, we must comply with federal and state health care anti-kickback laws and other health care fraud and abuse laws that affect the marketing of pharmaceuticals. Failure to comply with applicable laws and regulations could subject us to administrative or judicial enforcement actions, including product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products or withdrawal of existing approvals, as well as increased product liability exposure.

         In France, AFSSAPS has published regulations specific to the regulation of cell and gene therapies (which includes the AC Vaccine technology). The rules, to our knowledge, represent the first ever developed regulations in the world that are specific for the regulation of cell and gene therapy treatments. These regulations differentiate these products from standard pharmaceutical products. The regulations evaluate cell and gene therapy products by the level of manipulation to the product. Some cellular products, including M-Vax, will be regulated differently from standard drugs. For these technologies, marketing approval may be granted if the therapeutic is manufactured in a current Good Manufacturing Practices (cGMP)-compliant facility and if a reasonable claim for efficacy can be established. The regulatory path in France under these new regulations is quite uncertain due to their recent adoption and the absence of prior approvals of autologous products or therapies under the new regulations.

         For clinical investigation and marketing outside the U.S. and France, we also are subject to certain foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union ("EU"). Normally, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If any applicable regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition.

EMPLOYEES

         As of December 31, 2003, we had 17 full-time employees, including 15 full-time employees at the Company's subsidiary in France and two full-time employees in the U.S., compared to a total of 22 total full-time employees as of December 31, 2002. Our other consultants, scientific advisors and directors devote only a portion of their time to our business.

RISK FACTORS

         INVESTING IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK. BEFORE MAKING A DECISION ABOUT INVESTING IN OUR SECURITIES, ONE SHOULD CAREFULLY CONSIDER THE RISK FACTORS LISTED BELOW, AS WELL AS THE REST OF THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB AND OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

WE NEED TO RAISE MORE MONEY IMMEDIATELY, AND OUR FAILURE TO DO SO WILL JEOPARDIZE OUR CONTINUED OPERATIONS.

         We need to raise more money immediately to continue research, product development and clinical development in 2004 and beyond and to pursue the manufacture and marketing of any products that we may develop. If we are unable to raise additional capital in the first half of 2004 or establish a new revenue source, we will likely cease operations. We raised $950,000 (before expenses) in a bridge loan financing in November 2003, but have not otherwise raised any additional capital since March 2000. Because we have not been able to raise additional funds, we have ceased certain of our product development programs and have taken numerous other steps to reduce our cash expenditures. Each of these steps, while conserving cash, has slowed the prospects of success in various product development efforts. In addition we have not met all of our existing obligations under certain of our research agreements related to our licensed technologies, consulting payments to certain of our consultants and their organizations, our attorneys involved in maintaining and executing our patents, and vendors for whom we rely upon for the continuation and maintenance of our business operations.

         We have no way of knowing if we will be able to complete any additional financings. Even if we are able to obtain future financings, the terms offered to us may significantly limit our financial or operating flexibility, or may not be acceptable.

ALTHOUGH WE HAVE CONTRACTUAL COMMITMENTS FROM A THIRD PARTY TO FUND A SIGNIFICANT PART OF OUR FRENCH FACILITY COSTS, THE PAYMENT OF THOSE CONTRACTUAL AMOUNTS IS NOT GUARANTEED.

         In February 2004, our subsidiary, Genopoeitic, entered into an expanded contract manufacturing alliance with OPISODIA SAS, a French pharmaceutical company ("OPI"). The agreement requires annual funding from OPI of $1,500,000
(US) for each of the next two years, and places the existing OPI facilities and personnel under the direction of Genopoeitic's management. The funding from OPISODIA will be used to cover a majority of the anticipated manufacturing costs of the combined facilities in 2004 and 2005. The OPI contractual commitment to fund a majority of the combined manufacturing costs of the OPI facilities and our Lyon facility is critical to our ability to continue to operate in France until we receive a significant additional capital infusion. If OPI defaults in its contractual obligations to fund the combined manufacturing operations before the time that we receive additional capital, our ability to operate the Lyon facility will be substantially threatened.

WE COULD LOSE THE RIGHTS TO OUR PRODUCTS AND TECHNOLOGIES.

         We are a party to several license and research agreements with respect to our key product technologies. We have financial, development and other obligations under those agreements. Our primary responsibility under our research agreements is to meet requisite research funding levels, which certain requirements of we have not met to date. Although the funding under the research agreements is not a condition precedent to maintaining the technology licenses, we could experience disputes with our licensors if we fail to fulfill our funding obligations under the research funding agreements. If we fail or are delayed in meeting our obligations under one of our license agreements, we could lose the rights to our products and technologies under that agreement. If we fail or are delayed in meeting our obligations under one of our research funding agreements, we could lose the rights to future product enhancements technologies under that agreement. As of the date of this report, we are in arrears in our payment obligations to TJU. Rutgers University has asserted that we are in default of our license agreement with Rutgers relating to the topoisomerase technology. Although we dispute these assertions, the dispute with Rutgers could threaten our rights to this technology.

WE ARE PURSUING A REGULATORY APPROVAL PROCESS IN FRANCE THAT IS THE RESULT OF RECENTLY PUBLISHED REGULATIONS, FOR WHICH THERE IS NO CLEAR APPROVAL PATH, WHICH COULD DELAY OUR PLANNED REGULATORY APPROVAL GOALS IN FRANCE.

         We plan to submit to AFSSAPS (the French regulatory authority) a biological license application (BLA) for approval of our AC Vaccine for the treatment of stage 3 melanoma. The basis upon which we will file this application is data that were obtained in non-controlled, single site, clinical trials conducted by Dr. Berd at TJU. The rules under which we are making this submission are recently enacted and, to our knowledge, represent the first ever developed regulations that are specific for the regulation of cell and gene therapy treatments.

         The clinical trials that are the basis upon which we will submit our clinical data are non-controlled, meaning they do not include a comparative treatment against which the results of the clinical product are compared. In general, most drugs require controlled studies that they are compared against alternate treatments to measure their effect and efficacy. In addition, clinical trials typically include a number of clinical sites to remove what could be perceived as investigator bias in the selection and inclusion of patients in clinical trials.

         The response of AFSSAPS to our planned BLA and certain matters described above is uncertain, due to the factors noted above and due to the lack of a clear regulatory path for approval of autologous products in France. Accordingly, we cannot predict the timing or nature of the response of AFSSAPS to our planned BLA filing.

THE U.S. CLINICAL TRIAL AND REGULATORY APPROVAL PROCESS FOR OUR PRODUCTS HAS BEEN AND WILL CONTINUE TO BE EXPENSIVE AND TIME CONSUMING, AND THE OUTCOME UNCERTAIN.

         To obtain regulatory approval for the commercial sale of our products in the U.S., we must demonstrate through clinical trials that our products are safe and effective. We will continue to incur substantial expense for, and devote a significant amount of time to pre-clinical testing and clinical trials of our products. The results from pre-clinical testing and early clinical trials are not totally predictive of results that may be obtained in later clinical trials. Data obtained from pre-clinical testing and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Our business and financial condition will be materially and adversely affected by any delays in, or termination of, our clinical trials.

         Our clinical trials for the AC Vaccine were placed on clinical hold by the FDA in spring 2001. It was fall 2002 before we had re-filed INDs to recommence clinical trials. That delay was costly to us in terms of both time and money. During that 16-month period, we were unable to proceed with any patients in our AC Vaccine clinical trials. Similar delays could occur in the future, resulting in significant delays, expense and lost opportunities.

WE COMPETE WITH OTHER CLINICAL PROGRAMS AND OTHER TREATMENTS FOR PATIENTS FOR OUR CLINICAL TRIALS, WHICH WILL AFFECT OUR ABILITY TO ENROLL QUICKLY OUR PLANNED CLINICAL TRIALS.

         We have competed with numerous clinical trials and other treatment regimens (both in the U.S. and Europe) for patients for our clinical trials and will compete with those programs for patients if and when we recommence our clinical trials. Companies with clinical trials, including us, provide information and other incentives to oncologists and other specialists as an inducement to put their patients in particular clinical trials. A physician is required to place patients in clinical trials based upon the physician's assessment of the likely benefits of that clinical trial to the patient. The information provided by us regarding any future clinical trials may not be sufficient to persuade physicians to place their patients in our clinical trials. We have experienced intense competition for patients for our previous clinical trials.

WE ARE OPERATING IN A REGULATED INDUSTRY WHERE THE GUIDANCE FOR ACCEPTABLE MANUFACTURING AND TESTING OF OUR PRODUCTS AND PROCESSES IS EVOLVING, WHICH CREATES UNCERTAINTIES, DELAYS AND EXPENSE FOR US.

         Regulatory standards require that we produce our products in compliance with current Good Manufacturing Practices. These requirements, as dictated by the applicable U.S. and European regulatory authorities, adopt the methods for end product standards and methods of analysis, which in the U.S. are published in the United States Pharmacopeia. In February 2002, the United States Pharmacopeia issued a new general information chapter entitled "cell and gene therapy products," which became effective April 2002. This relates to the production and testing of cell and gene therapy products. This is the first known industry general guideline specifically related to the manufacture of cell and gene therapy products. New guidance can be expected as the cell and gene therapy areas of the pharmaceutical industry expand. We will be required to adapt our existing physical facilities, process and procedures to these standards for the production of our products during clinical testing and for future commercialization. The inability to adapt to these evolving standards will delay our ability to produce product for clinical testing and would delay our ability to enter into clinical trials.

         During 2002, the French Regulatory Authorities AFSSAPS published information defining these regulations. The Company believes that this is the first guidance by a regulatory authority that defines cell and gene therapy products separately from other pharmaceutical products. We will need to adapt to and adhere to these new guidelines to obtain approval for our lead technology. As with any new regulatory scheme, there is not a clear precedent for resolving certain issues, which could further delay regulatory reviews and approvals of our products.

WE ARE A DEVELOPMENT STAGE BIOPHARMACEUTICAL COMPANY, AND WE MAY NEVER DEVELOP OR SUCCESSFULLY MARKET ANY PRODUCTS.

         Investors must evaluate us in light of the expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control. These include unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and additional costs and expenses that may exceed current estimates. Our products are at various stages of research and development and may never be successfully developed or marketed. We have already experienced many of the difficulties associated with development stage biopharmaceutical companies and may continue to experience the same or similar difficulties.

EVEN IF OUR AC VACCINE TECHNOLOGY RESULTS IN PRODUCTS THAT RECEIVE REGULATORY APPROVAL, WE WILL CONTINUE TO FACE NUMEROUS RISKS.

         Even if we obtain regulatory approval for our products, we will still face numerous risks associated with that product, including the following:

         o Even if the AC Vaccine technology is safe and effective, there is no guarantee of commercial acceptance. Because the AC Vaccine technology is a new approach to the treatment of cancer, it must be accepted by both patients and physicians before it can be successfully commercialized. Due to the nature of the vaccine technology it requires that current practitioners revise the way they think about cancer and cancer treatment. The marketplace of ideas, technologies and information is crowded, and we must develop the means to reach leading specialist physicians in each market with the AC Vaccine story.

         o The availability of governmental and insurance reimbursements of the costs of the vaccine is critical to ultimate physician and patient acceptance of the AC Vaccine technology. In both the U.S. and other countries, sales of our products will depend in part upon the availability of reimbursement from third-party payors, which include government health administration authorities, managed care providers, and private health insurers. In addition, third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. Significant uncertainty surrounds the reimbursement status of newly approved health care products, and our products may not be considered cost effective by a particular governmental authority or insurer. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in the research and development of our products.

         o We may have to depend on third parties to develop market and distribute our products. We currently do not have the resources to develop fully, market or distribute M-Vax, O-Vax or any other products that we may develop in the future. Moreover, it is particularly difficult and expensive to develop and distribute the AC Vaccine products, because they are custom made for each individual patient. We may have less control over marketing and distribution activities performed by third parties than if we were performing those functions with our own facilities and employees. This lack of direct control could adversely affect the results of these activities.

         o Current and future legislation can and likely will continue to affect directly the ultimate profitability of pharmaceutical products and technologies. The U.S. and other countries continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of our products may change before the products are approved for marketing to the public. Adoption of new legislation and regulations could further limit reimbursement for our products. If third-party payors fail to provide adequate coverage and reimbursement rates for our products, the market acceptance of the products may be adversely affected. In that case, our business and financial condition will suffer.

         o Foreign government regulations and programs will likewise affect foreign pricing opportunities for our products. Virtually all foreign countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government's health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

WE MAY NOT BE ABLE TO OBTAIN OR DEFEND OUR PATENTS, OR OPERATE WITHOUT INFRINGING UPON THE RIGHTS OF OTHERS.

         We, as well as our current and potential future licensors, may be unable or have difficulty obtaining and defending our patents and maintaining our trade secrets. If so, we could be delayed or prevented from manufacturing, using or selling our products. It is also possible that one of our products or technologies may infringe upon an existing U.S. or foreign patent of a third party, or that other patents could issue in the future that could interfere with our ability to make or sell our products. If we are involved in a patent dispute, we may have to pay significant legal costs, license fees or damages, and may have to stop producing and selling our products and technologies. It is also possible that if we require the use of other patents in order to be able to commercialize our products, we may not be able to obtain licenses for those patents.

OUR MANAGEMENT TEAM HAS BEEN DRAMATICALLY REDUCED IN ORDER TO REDUCE CURRENT CASH REQUIREMENTS OF THE COMPANY.

         We have always been dependent upon our small management team to obtain funding for the research and development of our products, to decide which of our products to promote, to shepherd the products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. In December 2002, we terminated two senior executives, at the recommendation of management, in order to reduce our cash requirements. It is more difficult for us to implement our plans with a significantly reduced management team. In addition, our current financial condition makes it more difficult for us to retain our current executive and key employees.

WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES, RESEARCH INSTITUTES, HOSPITALS OR UNIVERSITIES THAT ARE DEVELOPING AND PRODUCING CANCER TREATMENT PRODUCTS AND TECHNOLOGIES.

         Many other companies, research institutes, hospitals and universities are working to develop products and technologies in our specific field of cancer research. Many of these entities have more experience than do we in developing and producing cancer treatment products. Most of these entities also have much greater financial, technical, manufacturing, marketing, distribution and other resources than we possesses. We believe that numerous pharmaceutical companies are engaged in research and development efforts for products that could directly compete with our products under development. In addition, some of our competitors have already begun testing products and technologies similar to our own. These other entities may succeed in developing products before us or that are better than those that we are developing. We expect competition in our specific area of research to intensify.

THE TRADING VOLUME OF OUR COMMON STOCK IS RELATIVELY LOW AND A MORE ACTIVE MARKET MAY NEVER DEVELOP.

         The average daily trading volume in our common stock varies significantly, but is usually low. On many days, the common stock trades less than 15,000 shares. This low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices. A more active trading market for our common stock may never develop.

OUR COMMON STOCK WAS DELISTED FROM NASDAQ IN 2003, WHICH WILL LIKELY CONTINUE TO HAVE AN ADVERSE IMPACT ON THE LIQUIDITY AND PRICING OF OUR COMMON STOCK.

         Our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from the Nasdaq SmallCap Market in 2003 due to the continuing failure of our stock to meeting the continuing listing requirements of both the Nasdaq National and SmallCap Markets. We believe that the delisting has hurt the liquidity and pricing of our common stock, which trades on the OTC Bulletin Board. The trading efficiencies for our common stock associated with a listing on Nasdaq or a national security exchange will continue until our stock is re-listed, which may never occur.

THE RIGHTS OF OUR PREFERRED STOCKHOLDERS ARE SUPERIOR TO THE RIGHTS OF OUR COMMON STOCKHOLDERS.

         The holders of our Series C preferred stock have certain rights that are superior to the rights of holders of our common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation,
(2) if we cease to exist by virtue of a merger in which we are not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of our Series C preferred stock will receive $100 per share in cash or securities (a total of

$3,675,000 as of December 31, 2003), before any distributions are made to the holders of our common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of our common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         AVAX leases a pharmaceutical and gene therapy clinical manufacturing facility in Lyon, France. The facility consists of approximately 9,000 square feet of which approximately 7,000 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms and 2,000 square feet for office space. Currently, the monthly rental on the facility is approximately $13,250. The lease is for a 9-year period through 2009 and is extendable for another 9-year period. The lease may be cancelled by the Company after July 2006.

         The Company leases a facility in Philadelphia, Pennsylvania for its clinical manufacturing facility. The facility consists of approximately 11,900 square feet, of which approximately 9,300 square feet are utilized for manufacturing development while the remaining 2,600 square feet are used for office space. The Company has options for additional space. Currently, the monthly rental on the facility is approximately $13,860.

         The Company's executive offices are located at 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas. The Company currently leases approximately 6,500 square feet of office space for a monthly lease cost of approximately $9,300.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been sued by Absorption Systems, L.P. ("Absorption Systems") in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint, filed in September 2003, alleges that the Company failed to pay Absorption Systems for conducting a pharmacokinetic study of certain compounds being developed by the Company. Absorption Systems is seeking $33,900, plus interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2003. On January 29, 2004, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000. The vote on the proposed amendment was 12,522,424 shares for the proposed amendment, 612,288 shares against, and 25,010 shares abstaining at the special meeting.

         The Company did not have an annual meeting of stockholders in 2003 for the election of directors or other customary matters, due to the cash constraints of the Company. If the Company is successful in raising additional capital, the Company anticipates having an annual meeting of stockholders in the summer of 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. From 1997 until 2003, the common stock was listed for quotation on the Nasdaq under the symbol "AVXT," initially on the Nasdaq SmallCap Market and later on the Nasdaq National Market. The stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from Nasdaq in August 2003 due to the Company's failure to maintain Nasdaq's minimum continuing listing standards. Since that time, the common stock has been traded on the OTC Bulletin Board under the symbol "AVXT.OB." The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by Nasdaq, or the average of the bid and asked prices on the OTC market , as applicable for the quarters presented. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         ------------------------------------------------------------
                                                    High      Low
                                                    ----      ---

         ------------------------------------------------------------
         Fiscal year ended December 31, 2003
            First quarter                           $0.23    $0.11
            Second quarter                          $0.34    $0.19
            Third quarter                           $0.50    $0.10
            Fourth quarter                          $0.17    $0.06

         ------------------------------------------------------------
         Fiscal year ended December 31, 2002
            First quarter                           $1.00    $0.46
            Second quarter                          $0.69    $0.32
            Third quarter                           $0.50    $0.25
            Fourth quarter                          $0.29    $0.08

         ------------------------------------------------------------

         The average of the bid and asked prices for the common stock on the OTC Bulletin Board on March 19, 2004, was $0.32 per share. At March 19, 2004, there were 18,080,091 shares of common stock outstanding, which were held by approximately 5,000 record and beneficial stockholders. The 36,750 shares of Series C preferred stock outstanding at December 31, 2003, are convertible into 1,130,755 shares of common stock, excluding the effect of any fractional shares.

         The Company has not paid any cash dividends on its common stock since its formation. The payment of dividends, if any, in the future, with respect to the common stock, is, subject to applicable state corporation law on permissible dividends, within the discretion of the Board of Directors of the Company and will depend on our earnings, capital requirements, financial condition and other relevant factors. The Board of Directors of the Company does not intend to declare any dividends on the common stock in the foreseeable future. The Company anticipates that all earnings and other resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

GENERAL

         Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $65,324,006 as of December 31, 2003. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts in Europe, the cost of maintaining our manufacturing facility in the United States, activities related to planned reestablishment of our clinical trials for M-Vax and O-Vax, pre-clinical studies and potential IND filings for certain of our small molecule compounds.

         Our ability to survive as an independent company depends upon, among other things, our ability to raise additional capital to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. Our M-Vax and O-Vax products do not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, or any other products that we may develop.

PLAN OF OPERATION

BACKGROUND

         In November 1995, we acquired the rights to the AC Vaccine technology pursuant to the TJU License. Assuming we can obtain the necessary funding, we intend to continue to be engaged in the development and commercialization of our AC Vaccine products and our other products and compounds.

         We experienced events during 2001 that significantly affected our operations during the year. During 2001 we received notification from the FDA that both the M-Vax and O-Vax clinical trials were placed on clinical hold by the FDA. In addition, the FDA conducted reviews of our manufacturing facilities in Philadelphia that resulted in the FDA issuing a Form 483 and later a formal Warning Letter concerning inconsistencies and non-compliance of our manufacturing procedures and processes. From these events a cost minimization and project prioritization plan was put into place and this continued throughout 2002. During 2002, based upon a negative reaction by authorities in Australia to an application for product reimbursement for M-Vax, we determined that we would be unable to support further the operation in Australia and a decision was made to discontinue and liquidate the joint venture companies. The results of the Australian operation, which was consolidated in our results beginning in the first quarter of 2002, are treated as a discontinued operation and its results are separated from our results from continuing operations.

         In 2002 we achieved a number of milestones related to our development plans which resulted in the filing of and acceptance by the FDA of two INDs for a revised product format for the AC Vaccine for melanoma and ovarian cancer. Our facilities were validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, we decided not to initiate the clinical trials and instituted further cost minimization steps which resulted in additional management changes. We have also begun to pursue more aggressively contract manufacturing relationships in France and more recently in the United States, as noted above.

         In November 2003, we completed a bridge financing of $950,000 (before expenses of approximately $26,250), which is providing funding for U.S. operations (and certain of our European costs) for the balance of 2003 and the first half of 2004 at current spending levels.

CURRENT PLAN OF OPERATION

         The following is a summary of our plan of operation based on our current cash resources and assuming no material capital infusion in the next six months.

         We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. We are seeking to expand our contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs. In 2003, we had one contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. Our alliance with OPI provides approximately $1,500,000 (US) funding from OPI for our combined facilities for the next two years, which are under the management of Genopoietic, our French subsidiary. This funding commitment and certain other grant revenue, tax refunds and existing cash resources in France, should be sufficient to fund the manufacturing operations of our French facilities in 2004 but are not sufficient to fund our research and product development program for France outlined below. The operation of our Lyon facility is, however, dependent upon the timely payment by OPI of its funding commitments and our ability to collect certain accounts receivable on our books. We continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional revenue to fund our operations and the costs of the facilities while we continue to explore other options to finance our product and technology development programs. We believe that we have developed significant expertise in producing certain pharmaceutical and gene therapy products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain Good Manufacturing Practices (GMP) at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities can be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own GMP facilities.

         Our plan of operation is to obtain one or more additional contract manufacturing agreements that can generate sufficient revenue to allow us to maintain these two facilities and to cover certain of our other operating expenses while we continue to explore financing and strategic options to develop the AC Vaccine technology and our other product candidates. We need to raise more money immediately to continue research, product development and clinical development in 2004 and beyond and to pursue the manufacture and marketing of any products that we may develop. If we are unable to raise additional capital in 2004 or establish a new revenue source, we will likely cease operations. Although we completed a $950,000 bridge financing in November 2003, we have not been able to raise any additional equity capital since March 2000. Because we have not been able to raise additional funds, we have ceased certain of our product development programs and have taken numerous other steps to reduce our cash expenditures. Each of these steps, while conserving cash, has slowed or reduced the prospects of success in various product development efforts.

FUTURE PLAN OF OPERATION

         If we are able to complete a significant capital raising transaction in the first half of 2004, our plan of operations will change significantly. We have, throughout 2003 and particularly in the second half of 2003 and the first quarter of 2004, laid the foundation for a significantly more aggressive development plan for our key technologies than we have been able to pursue during the past three years. This plan is contingent upon a major cash infusion in the Company. The steps that have already been taken to implement this plan include:

         o Continuing development work on the AC Vaccine, particularly in France.

         o Pre-BLA filing meetings and follow-up contacts with representatives of AFSSAPS regarding our planned filing of a BLA in France for the AC Vaccine.

         o Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

         o Alliance with OPI to place management of their French facility under Genopoietic management control and to obtain majority funding of combined facility manufacturing operations from OPI.

         o Established and maintained at our Lyon, France facility the designation Establissment Pharmaceutique under applicable French regulations.

         o Commenced treatment of melanoma patients on a compassionate use basis with our AC Vaccine.

         With this foundation, our plan of operation (assuming appropriate funding levels) includes

         o A planned BLA filing in France in the second half of 2004 for the marketing of M-Vax in France.

         o Commence a planned bridging study in France with AC Vaccine for melanoma, using the DTH endpoint, to augment the BLA filing.

         o Commence clinical trials for the AC Vaccine in France in the first half of the year in multiple indications.

         o Continuing to offer M-Vax on a compassionate use basis in Spain, France and certain other European countries to broaden the acceptance of the therapy within the oncology community.

         o Prepare to approach the U.S. FDA with clinical data generated from our trials in France, plus with the planned BLA French submission information, to determine a plan for reinitiating our clinical trials in the U.S. for melanoma and ovarian cancers.

         o Complete preclinical development and IND filings for our two small molecules.

         This plan of operation is completely dependent upon obtaining significant additional funding in the first half of 2004. We believe we have the facilities, the facility managers and technical staff, the scientific staff and consultants in place to implement this plan. If we were able to obtain additional funding, we would undoubtedly make a minimal number of additional key employment offers, to re-establish our executive ranks, and possible to add a Medical Director to our staff.

RESULTS OF OPERATIONS

         Revenue recognized in 2003 was $930,727 compared to revenue in 2002 of $770,743. The increase in revenues was attributable to our French operations and was a function of securing a long-term contract manufacturing agreement in 2002 that extended through November 2003. The increase in revenue recognized was due to the contract ramping up with more activity in 2003 and also encompassing almost the entire year of 2003 versus seven months in 2002.

         During 2003, our manufacturing, research and development expenses decreased 67% from $6,610,167 to $2,208,228, largely as a result of various cost savings initiatives and product prioritization efforts. Expenses for the periods are broken out by region as follows:

                                       YEAR ENDED DECEMBER 31,
                                        2002             2003
                                  --------------------------------
                 United States        $5,499,663      $1,124,943
                 France                1,110,504       1,083,285
                                  --------------------------------
                                      $6,610,167      $2,208,228
                                  ================================

         In the United States the annual cost decreases were the result of further cost reductions implemented in the fourth quarter related to headcount and the discontinuation of various outside consultants services related to clinical and regulatory activities. In addition, costs for the year were decreased as a result of staff reductions in our Philadelphia facility and the closure of its research laboratory in Rennselaer, New York.

         On an annual basis, the decrease in expenses at our French subsidiary were a function of increasing manufacturing activities, increased costs associated with facilities and procedures validation in preparing the facility to receive its Establissment Pharmaceutique designation offset by benefits received related to research and development tax credit recognized.

         Selling, general and administrative expenses decreased approximately 44%, from $3,554,469 for the year ended 2002 to $1,986,801 for the year ended 2003. Expenses for the periods are broken out by region as follows:

                                        YEAR ENDED DECEMBER 31,
                                   ----------------------------------
                                         2002             2003
                                   ---------------- -----------------
                 United States        $2,924,995       $1,621,917
                 France                  629,474          364,884
                                   ---------------- -----------------
                                      $3,554,469       $1,986,801
                                   ================ =================

         In the United States, the decrease in costs is the result of decreased administrative salaries and decreased outside professional fees associated with marketing, business development and legal activities.

         In France, selling, general and administrative expense decreased as a result of the closure of the Paris office and moving the entire operations to Lyon, France in 2002.

         Interest income decreased from $111,448 earned in 2002 to $15,557 for the year 2003. The decline is a function of the decrease in the average invested asset base combined with a significant reduction in the rates on commercial paper in which we typically invested.

         If we are able to raise funds, we anticipate that our spending over the next 12 months for manufacturing, research and development expenses will increase as compared with 2003 due to the planned clinical trials, the efforts needed to compile the appropriate documentation for a BLA filing in France, and additional pre-clinical toxicology studies planned on the small molecules.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are fully described in Note 1 of the attached Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         We presently anticipate that our current resources should be sufficient to fund operations through the second quarter of 2004 based upon our current operating plan. That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of our technologies, (2) continuing pre-clinical development of the topoisomerase compound, (3) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (4) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France. We need to raise more money immediately or to initiate additional contract manufacturing relationships on terms favorable to us or enter into a strategic alliance relationship in the first or second quarter of 2004 to continue to maintain each of our manufacturing facilities and continue our operations. If we are unable to raise money, secure additional contract manufacturing relationships or enter into strategic alliances, we will likely cease operations in 2004. The report of independent auditors on the audit of our consolidated financial statements for the year ended December 31, 2003 contains an explanatory paragraph about conditions raising substantial doubt about the Company's ability to continue as a going concern.

         Because our working capital requirements depend upon numerous factors, including, without limitation, progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations through the second quarter of 2004. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships that we will require on acceptable terms, if at all. If adequate funds are not available we will likely cease operations in 2004.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Financial Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after December 15, 2003. In February 2004, we entered into a contract manufacturing alliance which may qualify as a variable interest entity and result in the results of the operations of the entity to be consolidated in our future financial statements. If the results are required to be consolidated, it is not anticipated that its impact would be material on the overall results of the Company.

         Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No.
146), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3) and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" (EITF 88-10). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements appear following Item 15 of this Report. See Financial Statements.

         The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. The report of independent auditors included with the Financial Statements is an unqualified opinion with an explanatory paragraph about conditions raising substantial doubt about the Company's ability to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company, as well as certain information about them, are as follows:

Name                             Age    Position with the Company
----                             ---    -------------------------

John K. A. Prendergast, Ph.D.    50     Chairman of the Board and Director

Richard P. Rainey                37     President and Corporate Secretary

Edson D. de Castro               65     Director

Andrew W. Dahl, Sc.D.            61     Director

Carl Spana, Ph.D.                41     Director

Andres Crespo                    48     General Manager, Genopoeitic

Henry E. Schea III               51     Director of Quality Systems

         JOHN K. A. PRENDERGAST, PH.D., has been a director of the Company since July 1996. Dr. Prendergast has served as President and principal of Summercloud Bay, Inc., a biotechnology-consulting firm, since 1993. He is a co-founder and/or a member of the Board of Ingenex, Inc., Atlantic Pharmaceuticals, Inc., Optex Ophthamologics, Inc., Gemini Gene Therapies, Inc., Channel Therapeutics, Inc., Xenometrix, Inc., Avigen, Inc., and Palatin Technologies, Inc. From October 1991 through December 1997, Dr. Prendergast was a Managing Director of Paramount Capital Investments, LLC and a Managing Director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University. In November 2003, Dr. Prendergast was named Chairman of the Board of the Company.

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

         ANDRES CRESPO joined the Company as General Manager of its Genopoietic subsidiary when it was acquired by the Company in 2000. Prior to joining Genopoietic, Dr. Crespo was in charge of biopharmaceutical production for Rhone-Poulenc and later Rhone-Poulenc's Gencell division, where he was responsible for organizing the coordination of the various Rhone-Poulenc laboratories specializing in gene therapy. Dr. Crespo was also in charge of the GMP production of gene therapy vectors while at Rhone-Poulenc. Dr. Crespo received his M.Sc. and Ph.D. from the University of Toulouse in Pharmaceutical Sciences.

         HENRY E. SCHEA III has been the Director of Quality Systems for AVAX since May 2002. Mr. Schea has over 20 years experience in research, product development, GMP manufacturing and quality control and assurance, with a focus in cell and gene therapies. From 1981 to 1991, Mr. Schea served in various manufacturing and quality control positions at Amgen. From 1991 through 2001, Mr. Schea developed quality systems for new biotech firms including Gene Medicine and Chimeric Therapies. Mr. Schea received his B.S. in Microbial Genetics from the University of Massachusetts in 1976.

AUDIT COMMITTEE FINANCIAL EXPERT AND CODE OF ETHICS

         The Board of Directors has determined that Mr. de Castro and Dr. Spana qualify as "audit committee financial experts" as defined by the rules of the Securities and Exchange Commission. The Company has not adopted a Code of Ethics (as defined by the rules of Securities and Exchange Commission). The Company believes that its time and limited resources are better spent managing the Company's cash flow and its strategic opportunities than on the development of these codes and designations. Three of the Company's four directors are independent within the meaning Nasdaq Rule 4200(a)(14), which is the independence test utilized by the Board even though the Company's common stock is no longer listed on Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The Reporting Persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Specific due dates for these reports have been established and the Company is required to identify those persons who failed to timely file these reports. Based on its review of the copies of filings received by it with respect to the fiscal year ended December 31, 2003, and representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by the persons serving as the Company's chairman of the board, its chief executive officer and the other named key employees (who were the only other employees of the Company who made in excess of $100,000 in 2003) (the "Named Officers") for the last three fiscal years. The Company has no long-term incentive plans.

         The Company's Chairman of the Board, Dr. John Prendergast, is not an employee of the Company. He has served as an independent director of the Company since 1996. Due to the dramatic reduction in the executive staff of the Company since 2002, Dr. Prendergast, at the request of the Board of Directors, has assisted management in certain strategic initiatives and related matters. The Board of Directors continues to view Dr. Prendergast as an independent director, but his compensation has significantly exceeded the customary fees for outside directors due to the services provided by Dr. Prendergast at the request of the Board. All extraordinary consulting fees paid to Dr. Prendergast have been approved by the other members of the Board, all of whom are independent within the meaning of Nasdaq Rule 4200(a)(14), which is the independence test utilized by the Board even though the Company's common stock is no longer listed on Nasdaq. Effective December 1, 2003, the Board approved monthly compensation to Dr. Prendergast of $8,750, plus reimbursement of out-of-pocket expenses for consulting services provided by Dr. Prendergast to the Company, which will consist of not less than five days of service per calendar month. In each month since that date, Dr. Prendergast has devoted more than five full days of service to the Company.

         Neither Andres Crespo nor Henry Schea served as an officer of the Company in 2003. They are included in the following tables because they were key employees of the Company who made in excess of $100,000 in 2003.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                      SHARES OF
                                                                     COMMON STOCK
                                                                       UNDERLYING         ALL OTHER
                                              SALARY       BONUS      OPTIONS/SARS     COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR        ($)          ($)           (#)              ($)
-----------------------------------------------------------------------------------------------------
John K.A. Prendergast, Ph.D. -     2003           $0          $0           -0-           $120,625
Chairman of the Board (1)          2002           $0          $0           -0-             47,500
Richard P. Rainey, C.P.A. -        2003     $182,521    $150,000           -0-                -0-
President and Corporate            2002     $147,875          $0           -0-                -0-
Secretary (2)                      2001     $133,068     $24,000       180,000                -0-
Andres Crespo                      2003     $162,621          $0           -0-                -0-
Henry Schea                        2003     $119,792          $0           -0-                -0-

---------------
(1) The other compensation shown for Dr. Prendergast consisted of $11,500 and $4,000 in customary directors' fees paid in 2002 and 2003, respectively, and $36,000 and $116,625 of additional compensation paid for the extraordinary services rendered by Dr. Prendergast.
(2) In February 2003, the Company paid Mr. Rainey a $150,000 retention bonus to induce Mr. Rainey to remain in employment with the Company in view of its then current financial circumstances and prospects. In exchange for this payment, Mr. Rainey agreed to remain an employee of the Company for at least the next 12 months in accordance with the terms and conditions of his Employment Agreement, as amended. At that time, the Company and Mr. Rainey entered into a letter agreement amending his employment agreement with the Company. The employment agreement, as amended is described below under "Employment Agreement."
(3)      Compensation is paid in Euro's, and is shown in US$ at the rate of
         1.1316 to U.S.$ to one European Euro.


OPTIONS

         No stock options were granted to any officer, employees or directors in 2003. The Company has not granted any stock appreciation rights. In accordance with the terms of the Company's 2000 Directors' Stock Option Plan, on January 2, 2004, the four directors of the Company were each automatically granted options to purchase 40,000 shares of common stock, at an option exercise price of $0.17 per share. The options vest quarterly over a four-year period of continuing service as a director.

         The following table sets forth certain information concerning stock options held by the Named Officers on December 31, 2003. No stock options were exercised by the Named Officers during the year ended December 31, 2003.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                             Number of Securities                Value of Unexercised
                                                            Underlying Unexercised               In-The-Money Options
                                                         Options at December 31, 2003          at December 31, 2003 (1)
---------------------------------------------------------------------------------------------------------------------------
                                    Shares Acquired
NAME                                 on Exercise (#)     Exercisable     Unexercisable       Exercisable     Unexercisable
---------------------------------------------------------------------------------------------------------------------------
John K.A. Prendergast, Ph.D.              -0-             215,125            25,000                $0             $0
Richard P. Rainey, C.P.A.                 -0-             223,125            86,875                $0             $0
Andres Crespo                             -0-                 -0-               -0-                $0             $0
Henry Schea                               -0-                 -0-               -0-                $0             $0

---------------
(1) Value is based on the difference between the option exercise price and $0.18, the market value of the common stock on December 31, 2003 (based upon the average closing bid and asked prices on the OTC Bulletin Board), multiplied by the number of shares of common stock issuable upon exercise of the options. At December 31, 2003, all stock options had exercise prices in excess of the market value of the common stock on that date.

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

COMPENSATION OF DIRECTORS

         Effective November 2, 2001, the Company elected to pay its non-employee directors a fee of $4,000 per meeting for Board meetings attended in person, $1,000 per meeting for committee meetings attended in person and $500 per meeting for telephonic Board and committee meetings. In 2003, the Company had three in-person Board meetings, no in-person committee meetings, and three telephonic Board or committee meetings.

         In accordance with the terms of the Company's 2000 Directors' Stock Option Plan, on January 2, 2004, the four directors of the Company were each automatically granted options to purchase 40,000 shares of common stock, at an option exercise price of $0.17 per share. The options vest quarterly over a four-year period of continuing service as a director.

         See "Executive Compensation" above for a description of certain compensation paid to Dr. Prendergast in 2002 and 2003 for additional services provided by Dr. Prendergast to the Company, at the request of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 19, 2004, certain information regarding the beneficial ownership of the common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) by each of the Named Officers (as defined herein) and directors of the Company and (iii) by all executive officers and directors of the Company as a group.

                                                                                                  PERCENTAGE
                                                                           NUMBER                  OF CLASS
    NAME AND ADDRESS OF BENEFICIAL OWNER       TITLE OF STOCK            OF SHARES          BENEFICIALLY OWNED (1)
    ------------------------------------       --------------            ---------          ----------------------
NAMED EXECUTIVE OFFICERS AND
DIRECTORS (2)
   Richard P. Rainey, C.P.A. (3)               Common Stock                  423,433                  1.58%
   Andres Crespo                               Common Stock                        0                  *
   Henry Schea                                 Common Stock                        0                  *
   Edson D. de Castro (4)                      Common Stock                  101,262                  *
   Andrew W. Dahl, Sc.D. (5)                   Common Stock                   60,222                  *
   John K.A. Prendergast, Ph.D. (6)            Common Stock                  399,487                  1.50%
   Carl Spana, Ph.D. (7)                       Common Stock                  191,179                  *
All executive officers and directors as a      Common Stock                1,175,583                  4.40%
group (5 persons) (8)

5% SHAREHOLDERS
   None

---------------
*REPRESENTS LESS THAN 1%.

(1) The percentage of common stock beneficially owned is determined by adding the number of shares of common stock outstanding (18,080,091 as of March 19, 2004) to the number of shares issuable upon conversion of the Series C Preferred Stock (1,130,755 as of March 19, 2004) plus, for each beneficial owner or group, any shares of common stock that owner or group has the right to acquire within 60 days of March 19, 2004, pursuant to options or warrants, plus for participants in the bridge financing, the number of shares to be issued upon conversion of the bridge loan into common shares.
(2) The address of the named individuals is c/o AVAX Technologies, Inc., 9200 Indian Creek Parkway, Suite 200, Overland Park, Kansas 66210.
(3) Includes 223,125 shares of common stock that Mr. Rainey may acquire within 60 days upon exercise of options held by Mr. Rainey. Also includes 192,308 shares upon conversion of the bridge loan into common shares. Mr. Rainey holds a 50% interest in a partnership which will be entitled to receive 384,616 shares upon the bridge loan conversion.
(4) Represents shares of common stock that Mr. de Castro may acquire within 60 days upon the exercise of options held by Mr. De Castro.
(5) Represents shares of common stock that Dr. Dahl may acquire within 60 days upon the exercise of options held by Dr. Dahl.
(6) Includes 126,262 shares of common stock that Dr. Prendergast may acquire within 60 days upon the exercise of options by Dr. Prendergast, plus 192,308 shares to be received upon conversion of the bridge loan.
(7) Includes 126,262 shares of common stock that Dr. Spana may acquire within 60 days upon the exercise of options held by Dr. Spana.
(8) Consists only of directors and Richard P. Rainey, the sole executive officer if the Company as of the date of this report.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth as of December 31, 2003 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

                                            (A)                          (B)                          (C)
                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                                                                             FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO         WEIGHTED-AVERAGE            EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE         EXERCISE PRICE OF            PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN
        PLAN CATEGORY               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS               COLUMN (A))
        -------------             -----------------------        --------------------       -----------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS              1,145,889                     $2.29                      2,615,015

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS                493,430                     $4.09                            -0-

TOTAL                                     1,639,319                     $2.83                      2,615,015

         See Note 6 of the Notes to Financial Statements for information concerning the material terms of equity compensation plans pursuant to which the foregoing options and warrants have been issued. Equity compensation plans approved by security holders consist of the 1992 Stock Option Plan, the 2001 Stock Option Plan and the 2000 Director Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 4, 2003, the Company completed a bridge financing in the aggregate principal amount of $950,000 with various institutional and individual investors. The Company issued $950,000 aggregate principal amount of its 5% Convertible Notes due May 17, 2004, and warrants to purchase an aggregate of 7,115,300 shares of common stock at an exercise price of $0.143 per share. The convertible notes are subject to mandatory conversion into either (i) 7.692 shares of common stock of the Company for each $1.00 of unpaid principal and interest on the Notes on the conversion date (a ratio of $0.13 per share), or
(ii) that number of securities issued by the Company in the Offering (as defined below) equal to the quotient obtained by dividing the principal and accrued interest owed hereunder on the conversion date by the price at which the securities are issued in the Offering and on the same terms and conditions and with the same rights and preferences as the securities issued in the Offering. The Offering means any issuance of securities by the Company on or prior to the maturity date of the convertible notes in which the gross proceeds to the Company are not less than $1,000,000. The Company has covenanted in the note purchase agreement to use its reasonable efforts to close an offering of securities on or before May 17, 2004, in which the gross proceeds to the Company are not less than $1,000,000 (the "Offering"). Upon the closing of the Offering, the Note will automatically convert into either (i) shares of common stock, or
(ii) the securities issued in the Offering, as described above

         A partnership in which Mr. Rainey is a 50% partner purchased $50,000 principal amount of the Convertible Notes and associated warrants. Dr. Prendergast purchased $25,000 principal amount of the Convertible Notes and associated warrants. The participation of both Mr. Rainey and Dr. Prendergast in the bridge financing was approved by the Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibits are listed on the Index to Exhibits at the end of this Report.

(B)      REPORTS ON FORM 8-K

         On December 9, 2003, the Company filed a Current Report on Form 8-K, reporting that the Company had completed a bridge financing.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth the aggregate fees billed to the Company for fiscal years ended December 31, 2003, and 2002 by the Company's principal accounting firm, Ernst & Young LLP:

                                               2003               2002
                                               ----               ----

         Audit fees (1)                        $56,670         $59,050
         Audit-related fees                          0               0

         Tax fees                                    0               0
         All other fees                              0               0
                                             ---------       ---------
         Total                                 $56,670         $59,050

         ------------
         (1) Includes services rendered for the audit of the Company's annual financial statements and review of financial statements included in quarterly reports on Form 10-QSB.

         The Audit Committee has adopted a policy (the "Pre-Approval Policy") under which audit and non-audit services to be rendered by the Company's independent public accountants are pre-approved by the Audit Committee. Pursuant to the Pre-Approval Policy, the Audit Committee pre-approves audit and non-audit services to be provided by the independent auditors, at specified dollar levels, which dollar levels are reviewed by the Committee periodically, and no less often than annually. Additionally, the Audit Committee may provide explicit prior approval of specific engagements not within the scope of a previous pre-approval resolution. The services performed by the Company's independent auditor in 2003 were all audit-related and pre-approved by the Audit Committee. The Pre-Approval Policy also specifies certain services (consistent with the SEC rules and regulations) that may not be provided by the Company's independent auditors in any circumstance. The Pre-Approval Policy also includes an exception from the pre-approval requirement for certain de minimus non-audit engagements that are not otherwise prohibited by the Policy. Engagements in reliance upon that de minimus exception must be promptly brought to the attention of Audit Committee and approved by the Audit Committee or one or more designated representatives. No services were provided by Ernst & Young LLP in 2003 in reliance upon this de minimus exception.

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

          10.1 Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)

          10.2 License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(4)

          10.3 Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(3)

          10.4 Consulting Agreement dated May 9, 1996, between the Company and Dr. David Berd.(1)

          10.5 Employment Agreement effective as of March 26, 2001, between the Company and Richard P. Rainey.(5)

          10.6 Amendment dated February 5, 2003, to Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey.(9)

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

         10.11    2001 Stock Option Plan.(5)

         10.12 Stock Contribution Agreement dated as of July 17, 2000, among the Company, Professor David R. Klatzmann, Professor Jean-Loup Salzmann, GPH, S.A. and Genopoietic, S.A.(7)

      Exhibit No.                      Description
      -----------                      -----------

         10.13 [Tax] Agreement dated as of August 24, 2000, among the Company, GPH, S.A., Genopoietic S.A., Professor David R. Klatzmann and Professor Jean-Loup Salzmann.(7)

         10.14 Rights Agreement dated as of August 24, 2000, between the Company and Professor David R. Klatzmann (an identical agreement was entered into between the Company and Professor Jean-Loup Salzmann).(7)

         10.15    2000 Directors' Stock Option Plan.(8)

         10.16 Termination Deed - Shareholders Agreement for AVAX Australia and AVAX Manufacturing dated January 21, 2002.(8)

         10.17 Royalty Agreement between AVAX Australia Pty Limited and Eastpac, Inc. dated January 21, 2002.(8)

         10.18    Note Purchase Agreement dated as of November 17, 2003.(10)

         10.19 Form of Convertible Note in connection with the December 2003 bridge financing.(10)

         10.20 Form of Warrant in connection with the December 2003 bridge financing.(10)

          21.1    Subsidiaries of the Company.*

          23.1    Consent of Ernst & Young LLP, Independent Auditors.*

          31.1 Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

---------------
*        Filed herewith.

(1) Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-09349) filed on August 1, 1996.

(2) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 6 to the Registration Statement on Form S-3 filed on August 17, 1998.

(3) Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the Registration Statement on Form S-3 filed on July 3, 1997.

(5) Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-KSB for year ended December 31, 2001.

(6) Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on August 14, 1997.

(7) Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K, filed on September 8, 2000, as amended by the amendment on Form 8-K/A filed with the Securities and Exchange Commission on November 7, 2000.

(8) Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.

(9) Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2002.

(10) Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on December 9, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AVAX TECHNOLOGIES, INC.

Date:    April 14, 2004                  By:      /s/ Richard P. Rainey
                                                  ----------------------------
                                                  Richard P. Rainey
                                                  President

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                              NAME & TITLE                          DATE

/s/ Richard P. Rainey                Richard P. Rainey                                 April 14, 2004
---------------------------------    President (Principal Executive, Financial
                                     and Accounting Officer)

/s/ Edson D. de Castro               Edson D. de Castro                                April 14, 2004
---------------------------------    Director

/s/ John K. A. Prendergast, Ph.D.    John K. A. Prendergast, Ph.D.                     April 14, 2004
---------------------------------    Director

/s/ Carl Spana, Ph.D.                Carl Spana, Ph.D.                                 April 14, 2004
---------------------------------    Director

/s/ Andrew W. Dahl, Sc.D.            Andrew W. Dahl, Sc.D.                             April 14, 2004
---------------------------------    Director

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AVAX TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                      AND THE PERIOD FROM JANUARY 12, 1990
                      (INCORPORATION) TO DECEMBER 31, 2003
                       WITH REPORT OF INDEPENDENT AUDITORS

                             AVAX Technologies, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                        Consolidated Financial Statements


YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM JANUARY 12, 1990
                      (INCORPORATION) TO DECEMBER 31, 2003




                                    CONTENTS

Report of Independent Auditors..............................................F-1

Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 2003..........................F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003 and 2002 and for the period from January 12, 1990
   (incorporation) to December 31, 2003 ....................................F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002 and for the period from January 12,
   1990 (incorporation) to December 31, 2003................................F-4
Consolidated Statements of Cash Flows for the years ended December 31,
   2003 and 2002 and for the period from January 12, 1990 (incorporation)
   to December 31, 2003.....................................................F-7
Notes to Consolidated Financial Statements..................................F-9

--------------------------------------------------------------------------------





                         Report of Independent Auditors

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002, and for the period from January 12, 1990 (incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the period from January 12, 1990 (incorporation) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has inadequate capital to fund existing operations through 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

Kansas City, Missouri
March 18, 2004

--------------------------------------------------------------------------------


                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet


                                                               DECEMBER 31,
                                                                  2003
                                                               ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,125,960
   Marketable securities                                            262,744
   Accounts receivable                                               52,542
   Inventory                                                         48,777
   Prepaid expenses and other current assets                        270,565
                                                               ------------
Total current assets                                              1,760,588
Property, plant and equipment, at cost                            3,373,703
   Less accumulated depreciation                                  2,047,907
                                                               ------------
Net property, plant and equipment                                 1,325,796
Research and development tax credit receivable                      345,426
Goodwill                                                            188,387
                                                               ------------
Total assets                                                   $  3,620,197
                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                    $  1,699,398
   Loans payable - Convertible notes (Face amount $950,000)         837,355
   Loans payable - ANVAR grant payable                              345,672
                                                               ------------
Total current liabilities                                         2,882,425
Long-term debt                                                           --
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including Series B -
      300,000 shares and Series C - 120,000 shares
       Series B convertible preferred stock:
        Issued and outstanding shares - 0                                --
       Series C convertible preferred stock:
        Issued and outstanding shares - 36,750 (liquidation
         preference - $3,675,000)                                       367
   Common stock, $.004 par value:
     Authorized shares - 50,000,000
      Issued and outstanding shares - 18,080,071                     72,320
   Additional paid-in capital                                    65,583,434
   Subscription receivable                                             (422)
   Accumulated other comprehensive income                           406,079
   Deficit accumulated during the development stage             (65,324,006)
                                                               ------------
Total stockholders' equity                                          737,772
                                                               ------------
Total liabilities and stockholders' equity                     $  3,620,197
                                                               ============


SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
          Consolidated Statements of Operations and Comprehensive Loss

                                                                                                         PERIOD FROM
                                                                                                       JANUARY 12, 1990
                                                                                YEAR ENDED            (INCORPORATION) TO
                                                                                DECEMBER 31,             DECEMBER 31,
                                                                            2002            2003            2003
                                                                    ------------------------------------------------------
Revenue:
   Gain from sale of the Product                                        $         --    $         --    $  1,951,000
   Product and contract service revenue                                      770,743         930,727       2,355,284
                                                                    ------------------------------------------------------
Total revenue                                                                770,743         930,727       4,306,284
Costs and expenses:
   Manufacturing, research and development                                 6,610,167       2,208,228      40,319,514
   Acquired in process research and development                                   --              --       4,420,824
   Write down of acquired intellectual property and
    other intangibles                                                             --              --       3,416,091
   Amortization of acquired intangibles                                           --              --         715,872
   Selling, general and administrative                                     3,554,469       1,986,801      25,843,529
                                                                    ------------------------------------------------------
Total operating loss                                                      (9,393,893)     (3,264,302)    (70,409,546)
Other income (expense):
   Interest income                                                           111,448          15,557       5,627,265
   Interest expense                                                               --         (34,780)       (681,073)
   Other, net                                                                     --          (2,575)        143,193
                                                                    ------------------------------------------------------
Total other income (loss), net                                               111,448         (21,798)      5,089,385
                                                                    ------------------------------------------------------
Loss from continuing operations                                           (9,282,445)     (3,286,100)    (65,320,161)
Loss from discontinued operations                                           (143,119)             --          (3,845)
                                                                    ------------------------------------------------------
Net loss                                                                  (9,425,564)     (3,286,100)    (65,324,006)
Amount payable for liquidation preference                                         --              --      (1,870,033)
                                                                    ------------------------------------------------------
Net loss attributable to common stockholders                            $ (9,425,564)   $ (3,286,100)   $(67,194,039)
                                                                    ======================================================
Loss per common share - basic and diluted
   Loss from continuing operations                                      $      (0.56)   $      (0.19)
   Loss from discontinued operations                                           (0.01)             --
                                                                    -----------------------------------
   Net loss                                                             $      (0.57)   $      (0.19)
                                                                    -----------------------------------
Weighted-average number of common shares outstanding                      16,541,621      17,503,152
                                                                    ===================================

Net Loss                                                                $ (9,425,564)   $ (3,286,100)   $(65,324,006)
Foreign currency translation adjustment                                      354,789          10,175         406,079
                                                                    ------------------------------------------------------
Comprehensive loss                                                      $ (9,070,775)   $ (3,275,925)   $(64,917,927)
                                                                    ======================================================


SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                            SERIES A               SERIES B             SERIES C
                                           CONVERTIBLE            CONVERTIBLE          CONVERTIBLE
                                         PREFERRED STOCK        PREFERRED STOCK      PREFERRED STOCK           COMMON STOCK
                                     --------------------------------------------------------------------------------------------
                                        SHARES     AMOUNT      SHARES     AMOUNT    SHARES     AMOUNT      SHARES        AMOUNT
                                     --------------------------------------------------------------------------------------------
Issuance of common stock for
   services in January 1990                   --   $    --       --     $    --       --       $    --       582,500   $    2,330
   Net loss                                   --        --       --          --       --            --            --           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1990                  --        --       --          --       --            --       582,500        2,330
Issuance of common stock for
   services in August 1991                    --        --       --          --       --            --       230,000          920
   Net loss                                   --        --       --          --       --            --            --           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1991                  --        --       --          --       --            --       812,500        3,250
   Conversion of note payable to
      related party to common stock
      in June 1992                            --        --       --          --       --            --        22,913           92
   Issuance of common stock for
      services in May and June 1992           --        --       --          --       --            --       264,185        1,056
   Issuance of Series A convertible
      preferred stock, net of
      issuance cost in June, July      1,287,500    12,875       --          --       --            --            --           --
      and September 1992
   Net loss                                   --        --       --          --       --            --            --           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1992           1,287,500    12,875       --          --       --            --     1,099,598        4,398
   Issuance of common stock for
      services in July and November
      1993                                    --        --       --          --       --            --         8,717           35
   Net loss                                   --        --       --          --       --            --            --           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1993           1,287,500    12,875       --          --       --            --     1,108,315        4,433
   Issuance of common stock for
      services in July 1994                   --        --       --          --       --            --         3,750           15
   Net loss                                   --        --       --          --       --            --            --           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1994           1,287,500    12,875       --          --       --            --     1,112,065        4,448
   Common stock returned and
      canceled in April and May 1995          --        --       --          --       --            --      (307,948)      (1,232)
   Shares issued in September and
      November 1995                           --        --       --          --       --            --     1,777,218        7,109
   Amount payable for liquidation
      preference                              --        --       --          --       --            --            --           --
   Net income                                 --        --       --          --       --            --            --           --
                                     --------------------------------------------------------------------------------------------
Balance at December 31, 1995           1,287,500    12,875       --          --       --            --     2,581,335       10,325

[TABLE CONTINUES BELOW]
                                                                                                          DEFICIT
                                                                              UNREALIZED                ACCUMULATED       TOTAL
                                      ADDITIONAL                               LOSS ON        OTHER      DURING THE    STOCKHOLDERS'
                                        PAID-IN   SUBSCRIPTION    DEFERRED    MARKETABLE  COMPREHENSIVE  DEVELOPMENT     EQUITY
                                        CAPITAL    RECEIVABLE   COMPENSATION  SECURITIES     INCOME        STAGE        (DEFICIT)
                                     -----------------------------------------------------------------------------------------------
Issuance of common stock for
   services in January 1990          $      920   $     --        $   --      $   --       $    --       $      --     $     3,250
   Net loss                                  --         --            --          --            --             (889)          (889)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1990                920         --            --          --            --             (889)         2,361
Issuance of common stock for
   services in August 1991                5,830         --            --          --            --               --          6,750
   Net loss                                  --         --            --          --            --          (97,804)       (97,804)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1991              6,750         --            --          --            --          (98,693)       (88,693)
   Conversion of note payable to
      related party to common stock
      in June 1992                      160,465         --            --          --            --               --        160,557
   Issuance of common stock for
      services in May and June 1992       6,444         --            --          --            --               --          7,500
   Issuance of Series A convertible
      preferred stock, net of
      issuance cost in June, July     2,258,837         --            --          --            --               --      2,271,712
      and September 1992
   Net loss                                  --         --            --          --            --         (607,683)      (607,683)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1992          2,432,496         --            --          --            --         (706,376)     1,743,393
   Issuance of common stock for
      services in July and November
      1993                               24,965         --            --          --            --               --         25,000
   Net loss                                  --         --            --          --            --       (1,610,154)    (1,610,154)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1993          2,457,461         --            --          --            --       (2,316,530)       158,239
   Issuance of common stock for
      services in July 1994               4,485         --            --          --            --               --          4,500
   Net loss                                  --         --            --          --            --         (781,221)      (781,221)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1994          2,461,946         --            --          --            --       (3,097,751)      (618,482)
   Common stock returned and
      canceled in April and May 1995         --         --            --          --            --               --         (1,232)
   Shares issued in September and
      November 1995                          --     (7,109)           --          --            --               --             --
   Amount payable for liquidation
      preference                       (738,289)        --            --          --            --               --       (738,289)
   Net income                                --         --            --          --            --        1,380,571      1,380,571
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1995          1,723,657     (7,109)           --          --            --       (1,717,180)        22,568

                                      F-4

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)


                                              SERIES A             SERIES B             SERIES C
                                            CONVERTIBLE           CONVERTIBLE          CONVERTIBLE
                                          PREFERRED STOCK       PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK
                                      -----------------------------------------------------------------------------------------
                                        SHARES        AMOUNT   SHARES      AMOUNT    SHARES    AMOUNT      SHARES       AMOUNT
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1995           1,287,500   $  12,875        --    $    --      --     $   --      2,581,335    $10,325
   Repurchase of common stock
      in March 1996                           --          --        --         --      --         --        (77,901)      (312)
   Payment of subscription receivable         --          --        --         --      --         --             --         --
   Conversion of Series A
      preferred stock in June 1996    (1,287,500)    (12,875)       --         --      --         --        321,875      1,288
   Issuance of common stock and
      Series B preferred stock in a
      private placement in May and
      June 1996                               --          --   258,198      2,582      --         --        129,099        516
   Issuance of common stock and
      Series B preferred stock for
      services in June 1996                   --          --     1,000         10      --         --            500          2
   Exercise of warrants in June and
      July 1996                               --          --        --         --      --         --        156,250        626
   Amount payable for liquidation
      preference                              --          --        --         --      --         --             --         --
   Compensation related to stock
      options granted in May and
      September 1996                          --          --        --         --      --         --             --         --
   Amortization of deferred
      compensation                            --          --        --         --      --         --             --         --
   Unrealized loss on marketable
      securities                              --          --        --         --      --         --             --         --
   Net loss                                   --          --        --         --      --         --             --         --
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1996                  --          --   259,198      2,592      --         --      3,111,158     12,445
   Payment of subscription receivable         --          --        --         --      --         --             --         --
   Write-off of subscription
      receivable                              --          --        --         --      --         --             --         --
   Exercise of warrants in April
      and June 1997                           --          --        --         --      --         --         49,770        199
   Conversion of preferred to
      common stock                            --          --   (55,039)      (551)     --         --      1,421,403      5,685
   Repurchase of fractional shares            --          --        --         --      --         --            (26)        --
   Realization  of loss on marketable
      securities                              --          --        --         --      --         --             --         --
   Amortization of deferred
      compensation                            --          --        --         --      --         --             --         --
   Net loss                                   --          --        --         --      --         --             --         --
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1997                  --          --   204,159    $ 2,041      --         --      4,582,305     18,329
   Conversion of preferred to
      common stock                            --          --   (91,470)      (914)     --         --      2,386,174      9,544
   Payment of subscription receivable         --          --        --         --      --         --             --         --
   Issue shares based upon reset
      provisions                              --          --        --         --      --         --      3,029,339     12,117
   Issue compensatory shares to
      officer                                 --          --        --         --      --         --          9,301         38
   Amortization of deferred
      compensation                            --          --        --         --      --         --             --         --
   Net loss                                   --          --        --         --      --         --             --         --
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1998                  --          --   112,689      1,127      --         --     10,007,119     40,028

[TABLE CONTINUES BELOW]

                                                                                                            DEFICIT
                                                                                 UNREALIZED                ACCUMULATED    TOTAL
                                       ADDITIONAL                                 LOSS ON       OTHER      DURING THE  STOCKHOLDERS'
                                        PAID-IN     SUBSCRIPTION    DEFERRED     MARKETABLE COMPREHENSIVE  DEVELOPMENT   EQUITY
                                         INCOME      RECEIVABLE   COMPENSATION   SECURITIES    INCOME        STAGE      (DEFICIT)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1995          $  1,723,657    $(7,109)    $        --    $     --     $    --    $ (1,717,180)  $    22,568
   Repurchase of common stock
      in March 1996                             --        312              --          --          --              --            --
   Payment of subscription receivable           --      2,771              --          --          --              --         2,771
   Conversion of Series A
      preferred stock in June 1996          11,587         --              --          --          --              --            --
   Issuance of common stock and
      Series B preferred stock in a
      private placement in May and
      June 1996                         22,217,397         --              --          --          --              --    22,220,495
   Issuance of common stock and
      Series B preferred stock for
      services in June 1996                 99,988         --              --          --          --              --       100,000
   Exercise of warrants in June and
      July 1996                              5,624         --              --          --          --              --         6,250
   Amount payable for liquidation
      preference                        (1,131,744)        --              --          --          --              --    (1,131,744)
   Compensation related to stock
      options granted in May and
      September 1996                     1,076,373         --      (1,076,373)         --          --              --            --
   Amortization of deferred
      compensation                              --         --         112,949          --          --              --       112,949
   Unrealized loss on marketable
      securities                                --         --              --      (2,037)         --              --        (2,037)
   Net loss                                     --         --              --          --          --      (1,536,842)   (1,536,842)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1996            24,002,882     (4,026)       (963,424)     (2,037)         --      (3,254,022)   19,794,410
   Payment of subscription receivable           --      1,761              --          --          --              --         1,761
   Write-off of subscription
      receivable                            (1,833)     1,833              --          --          --              --            --
   Exercise of warrants in April
      and June 1997                           (199)        --              --          --          --              --            --
   Conversion of preferred to
      common stock                          (5,134)        --              --          --          --              --            --
   Repurchase of fractional shares             (76)        --              --          --          --              --           (76)
   Realization  of loss on marketable
      securities                                --         --              --       2,037          --              --         2,037
   Amortization of deferred
      compensation                              --         --         269,100          --          --              --       269,100
   Net loss                                     --         --              --          --          --      (4,266,125)   (4,266,125)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1997            23,995,640       (432)       (694,324)         --          --      (7,520,147)   15,801,107
   Conversion of preferred to
      common stock                          (8,630)        --              --          --          --              --            --
   Payment of subscription receivable           --         10              --          --          --              --            10
   Issue shares based upon reset
      provisions                           (12,117)        --              --          --          --              --            --
   Issue compensatory shares to
      officer                               24,962         --              --          --          --              --        25,000
   Amortization of deferred
      compensation                              --         --         269,100          --          --              --       269,100
   Net loss                                     --         --              --          --          --      (5,838,130)   (5,838,130)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1998            23,999,855       (422)       (425,224)         --          --     (13,358,277)   10,257,087

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
      Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                          SERIES A            SERIES B              SERIES C
                                         CONVERTIBLE         CONVERTIBLE           CONVERTIBLE
                                       PREFERRED STOCK     PREFERRED STOCK       PREFERRED STOCK             COMMON STOCK
                                      ------------------------------------------------------------------------------------------
                                       SHARES   AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT        SHARES        AMOUNT
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1998             --     $   --    112,689    $1,127         --    $    --      10,007,119   $     40,028
   Conversion of preferred to
      common stock                       --         --    (38,805)     (388)        --         --       1,012,286          4,049
   Issue shares based upon reset
      provisions                         --         --         --        --         --         --          20,885             84
   Issuance of Series C preferred
      stock in a private placement
      in March 1999                      --         --         --        --    101,300      1,013              --             --
   Exercise of Warrants pursuant to
      cashless exercise provisions       --         --         --        --         --         --          37,500            150
   Capital contributed through sale
      of 20% interest in consolidated
      subsidiaries to unrelated third
      party                              --         --         --        --         --         --              --             --
   Amortization of deferred
      compensation                       --         --         --        --         --         --              --             --
   Net loss                              --         --         --        --         --         --              --             --
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 1999             --         --     73,884       739    101,300      1,013      11,077,790         44,311
                                      ------------------------------------------------------------------------------------------
   Conversion of preferred to
      common stock                       --         --    (73,884)     (739)   (14,550)      (146)      2,375,083          9,500
   Private placement of common stock,
      March 2000                         --         --         --        --         --         --       2,259,494          9,039
   Capital contribution by shareholder   --         --         --        --         --         --              --             --
   Exercise of options and warrants      --         --         --        --         --         --          29,254            117
   Shares issued pursuant to
      acquisition of Subsidiary          --         --         --        --         --         --         800,000          3,200
   Elimination of contributed
      capital related to joint
      venture no longer consolidated
      (See NOTE 4)                       --         --         --        --         --         --              --             --
   Amortization of deferred
      compensation                       --         --         --        --         --         --              --             --
   Foreign currency translation
      adjustment                         --         --         --        --         --         --              --             --
   Net loss                              --         --         --        --         --         --              --             --
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 2000             --         --         --        --     86,750        867      16,541,621         66,167
   Foreign currency translation
      adjustment                         --         --         --        --         --         --              --             --
   Net loss                              --         --         --        --         --         --              --             --
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 2001             --         --         --        --     86,750        867      16,541,621         66,167
   Foreign currency translation
      adjustment                         --         --         --        --         --         --              --             --
   Net loss                              --         --         --        --         --         --              --             --
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 2002             --         --         --        --     86,750        867      16,541,621         66,167
   Conversion of preferred to
      common stock                       --         --         --        --    (50,000)      (500)      1,538,450          6,153
   Common stock warrants issued in
   conjunction with convertible
      notes payable                      --         --         --        --         --         --              --             --
   Foreign currency translation
      adjustment                         --         --         --        --         --         --              --             --
   Net loss                              --         --         --        --         --         --              --             --
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 2003             --     $   --         --    $   --     36,750    $   367      18,080,071   $     72,320
                                      ==========================================================================================

[TABLE CONTINUES BELOW]

                                                                                                          DEFICIT
                                                                              UNREALIZED                 ACCUMULATED       TOTAL
                                       ADDITIONAL                              LOSS ON        OTHER       DURING THE   STOCKHOLDERS'
                                        PAID-IN    SUBSCRIPTION    DEFERRED   MARKETABLE  COMPREHENSIVE  DEVELOPMENT      EQUITY
                                        CAPITAL     RECEIVABLE   COMPENSATION SECURITIES     INCOME         STAGE        (DEFICIT)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1998          $ 23,999,855    $(422)      $(425,224)     $ --       $     --    $(13,358,277)  $ 10,257,087
   Conversion of preferred to
      common stock                          (3,661)      --              --        --             --              --             --
   Issue shares based upon reset
      provisions                               (84)      --              --        --             --              --             --
   Issuance of Series C preferred
      stock in a private placement
      in March 1999                      9,283,726       --              --        --             --              --      9,284,739
   Exercise of Warrants pursuant to
      cashless exercise provisions          27,000       --              --        --             --              --         27,150
   Capital contributed through sale
      of 20% interest in consolidated
      subsidiaries to unrelated third
      party                              2,099,200       --              --        --             --              --      2,099,200
   Amortization of deferred
      compensation                              --       --         269,100        --             --              --        269,100
   Net loss                                     --       --              --        --             --      (7,867,563)    (7,867,563)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 1999          $ 35,406,036     (422)       (156,124)       --             --     (21,225,840)    14,069,713
                                      ----------------------------------------------------------------------------------------------
   Conversion of preferred to
      common stock                          (8,615)      --              --        --             --              --             --
   Private placement of common stock,
      March 2000                        24,186,656       --              --        --             --              --     24,195,695
   Capital contribution by shareholder      93,637       --              --        --             --              --         93,637
   Exercise of options and warrants        271,273       --              --        --             --              --        271,390
   Shares issued pursuant to
      acquisition of Subsidiary          7,596,800       --              --        --             --              --      7,600,000
   Elimination of contributed
      capital related to joint
      venture no longer consolidated
      (See NOTE 4)                      (2,099,200)      --              --        --             --              --     (2,099,200)
   Amortization of deferred
      compensation                              --       --         156,124        --             --              --        156,124
   Foreign currency translation
      adjustment                                --       --              --        --         80,009              --         80,009
   Net loss                                     --       --              --        --             --     (16,276,749)   (16,276,749)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2000            65,446,587     (422)             --        --         80,009     (37,502,589)    28,090,619
   Foreign currency translation
      adjustment                                --       --              --        --        (38,894)             --        (38,894)
   Net loss                                     --       --              --        --             --              --    (15,109,753)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2001            65,446,587     (422)             --        --         41,115     (52,612,342)    12,941,972
   Foreign currency translation
      adjustment                                --       --              --        --        354,789              --        354,789
   Net loss                                     --       --              --        --             --      (9,425,564)    (9,425,564)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2002            65,446,587     (422)             --        --        395,904     (62,037,906)     3,871,197
   Conversion of preferred to
      common stock                          (5,653)      --              --        --             --              --             --
   Common stock warrants issued in
   conjunction with convertible
      notes payable                        142,500       --              --        --             --              --        142,500
   Foreign currency translation
      adjustment                                --       --              --        --         10,175              --         10,175
   Net loss                                     --       --              --        --             --      (3,286,100)    (3,286,100)
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2003          $ 65,583,434    $(422)      $      --      $ --       $406,079    $(65,324,006)  $    737,772
                                      ==============================================================================================


SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Cash Flows

                                                                                                            PERIOD FROM
                                                                                                          JANUARY 12, 1990
                                                                                                         (INCORPORATION) TO
                                                                               YEAR ENDED DECEMBER 31       DECEMBER 31,
                                                                                 2002          2003             2003
                                                                          -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                     $(9,425,564)   $(3,286,100)   $ (65,324,006)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                               546,227        414,305        3,783,131
     Amortization of discount on convertible notes payable                            --         29,855           29,855
     Extraordinary gain related to negative goodwill on consolidated
       subsidiary                                                               (186,295)            --         (186,295)
     Cumulative effect of change in accounting                                  (902,900)            --         (902,900)
     Amortization of deferred gain on joint venture                                   --             --       (1,805,800)
     Equity in net loss of joint venture                                          14,778             --        1,703,763
     Minority interest in net loss of consolidated subsidiary                    (57,968)            --          (80,427)
     Acquired in-process research and development charge                              --             --        4,420,824
     Write down of acquired intellectual property and other intangibles               --             --        3,416,091
     Compensatory stock issue                                                         --             --           25,000
     Gain on sale of the Product                                                      --             --       (1,951,000)
     Gain on sale of intellectual property                                            --             --             (787)
     Accretion of interest on common stock receivable                                 --             --         (449,000)
     Accretion of interest on amount payable to preferred stockholders
       and Former Officer                                                             --             --          449,000
     Loss on sale of furniture and equipment                                     206,291          3,500          247,178
     Issuance of common stock or warrants for services                                --             --          423,289
     Changes in operating assets and liabilities:
       Accounts receivable                                                        57,620        182,105           67,019
       Inventory                                                                   5,309         (3,621)          (7,786)
       Prepaid expenses and other current assets                                (218,189)       389,180          (51,925)
       Research and development tax credit receivable                           (141,784)       210,998          (31,009)
       Accounts payable and accrued liabilities                                1,123,081     (1,572,262)         594,877
       Deferred revenue                                                            7,223        (63,966)              --
       Amount payable to Former Officer                                               --             --           80,522
                                                                          -------------------------------------------------
Net cash used in operating activities                                         (8,972,171)    (3,696,931)     (55,551,310)

INVESTING ACTIVITIES
Purchases of marketable securities                                              (694,798)    (1,404,292)    (351,027,597)
Proceeds from sale of marketable securities                                      691,816      1,489,000      343,648,381
Proceeds from sale of short-term investments                                          --             --        7,116,472
Purchases of furniture and equipment                                            (221,230)        (6,030)      (3,051,196)
Proceeds from sale of furniture and equipment                                     40,919          5,600           51,119
Cash acquired in acquisition of control of joint venture                         991,634             --          991,634
Organization costs incurred                                                           --             --         (622,755)
                                                                          -------------------------------------------------
Net cash provided by (used in) investing activities                              808,341         84,278       (2,893,942)

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                Consolidated Statements of Cash Flows (continued)

                                                                                                               PERIOD FROM
                                                                                                             JANUARY 12, 1990
                                                                                                            (INCORPORATION) TO
                                                                                  YEAR ENDED DECEMBER 31       DECEMBER 31,
                                                                                    2002          2003             2003
                                                                             -------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related party                       $         --    $         --    $    957,557
Principal payments on notes payable to related party                                     --              --        (802,000)
Proceeds from loans payable and the related issuance of warrants                         --         925,000       2,314,000
Principal payments on loans payable                                                      --              --      (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                                           --              --             (76)
Financing costs incurred                                                                 --              --         (90,000)
Shareholder capital contribution                                                         --              --          93,637
Payments received on subscription receivable                                             --              --           4,542
Proceeds received from exercise of stock warrants                                        --              --          28,501
Elimination of consolidated accounting treatment for joint
   venture                                                                               --              --      (2,511,701)
Capital contribution through sale of interest in consolidated
   subsidiary                                                                            --              --       2,624,000
Net proceeds received from issuance of preferred and common
   stock                                                                                 --              --      57,972,641
                                                                             -------------------------------------------------
Net cash provided by financing activities                                                --         925,000      59,202,101

Effect of exchange rate changes on cash                                             354,789         (26,793)        369,111
                                                                             -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             (7,809,041)     (2,714,446)      1,125,960
Cash and cash equivalents at beginning
   of period                                                                     11,649,447       3,840,406              --
                                                                             -------------------------------------------------
Cash and cash equivalents at end of period                                     $  3,840,406    $  1,125,960    $  1,125,960
                                                                             =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash activity (1 & 2)                                                      $         --    $    167,500    $     25,000
                                                                             =================================================
Interest paid                                                                  $         --    $         --    $    197,072
                                                                             =================================================

(1)   Conversion of accounts payable into notes payable                        $         --    $     25,000    $     25,000
(2)   Common stock warrants issued in conjunction with
      convertible notes payable                                                $         --    $    142,500    $    142,500


SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

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

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (AVT) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (AVAX Holdings). Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (the Joint Venture Companies), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in the two joint venture companies resulting in AVAX owning a 95% interest in the net equity of both joint venture companies. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the AC Vaccine in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. In September 2002, the Company announced that it would be discontinuing its operations in Australia and in December 2002 the Company completed the liquidation of its Australian subsidiary (see NOTE 4).

In August 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic) each a French societe anonyme based in Paris, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon.

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

BASIS OF PRESENTATION

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2003, the Company incurred a net loss of $3,286,000 and a use of cash in operating activities of $3,697,000. The Company's cash requirements were satisfied through a convertible debt offering completed in December, 2003 (SEE NOTE 7), maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded commercial practice and customer agreements and through the use of available cash. However, the Company has insufficient resources to maintain existing operations throughout 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required to fund ongoing operations in 2004. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there can be no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2004. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company. Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT's substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies. During January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US). This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requiring that the results of AVAX Holdings and its majority owned subsidiaries be consolidated into AVAX's consolidated results.

FOREIGN CURRENCY TRANSLATION

Holdings and Genopoietic used the European Euro as their functional currency as required by the European Union. The Australian Joint Venture Companies and AVAX Holdings used the Australian Dollar as their functional currency prior to the discontinuance of operations discussed above.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these entities have been translated into United States dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation. In addition, there were no material foreign currency transaction gains or losses in 2003 or 2002.

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

REVENUE

The Company's revenues are related to the provision of contract and other product services. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. The Company currently only provides contract services out of its facility in Lyon, France. During the fourth quarter of 2003 the Company completed its only contract that was ongoing and does not anticipate earning additional revenue from this contractual agreement.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The Company's inventories include raw materials and supplies.

ACCRUED EXPENSES

The Company provides a provision for accrued expenses based upon its contractual obligation, as calculated by the Company, for all claims made for payment to the Company. During the second quarter ended June 30, 2003 certain estimated accruals recorded in prior periods were decreased by $770,082 ($.04 for the twelve month period on a fully diluted basis) as a result of the settlement of litigation and other claims and lengthy periods of inactivity related to other disputed charges, for which accruals had been recorded. The total impact of the adjustment to these accruals was a decrease in research and development expenses for the twelve-month period of $719,253 and a decrease in administrative expenses of $50,829 for the twelve-month period ended December 31, 2003.

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

GOODWILL

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard requires that goodwill and indefinite lived tangible assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

The following pro-forma table reflects the effects of the adoption of SFAS No. 142 on net loss for the period from January 12, 1990 (Incorporation) to December 31, 2003 to exclude amortization of goodwill. The years ending December 31, 2003 and 2002 have been accounted for under SFAS No. 142.

                                                  Period from January 12, 1990
                                                       (Incorporation) to
                                                        December 31, 2003
                                                  ----------------------------
  Loss from continuing operations as reported            $   (65,320,161)
       Goodwill amortization                                     113,032
                                                  ----------------------------
  Loss from continuing operations as adjusted            $   (65,207,129)
                                                  ============================
  Net loss as reported                                   $   (65,324,006)
       Goodwill amortization                                     113,032
                                                  ----------------------------
  Net loss as adjusted                                   $   (65,210,974)
                                                  ============================

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including payments related to patents and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate.

MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest on securities classified as held-to-maturity are included in interest income. The Company's debt securities held at December 31, 2003 all mature in 2004. The following is a summary of marketable securities:

                                                    UNREALIZED    ESTIMATED
      DESCRIPTION OF SECURITIES          COST      GAIN/(LOSS)    FAIR VALUE
   -----------------------------------------------------------------------------

   DECEMBER 31, 2003
   Held-to-maturity debt securities:
      U.S. Treasury securities         $  262,744    $   --      $   262,744
                                     ===========================================

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. SFAS No. 148 "Accounting for Stock Based Compensation - Transaction and Disclosures" further established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25 using the intrinsic value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                 2003               2002
                                                            -----------------------------------
   Net loss as reported                                       $ (3,286,100)    $  (9,425,564)
   Stock based compensation expense as reported                         --                 -
   Stock based compensation expense under fair value method       (254,121)       (1,171,614)
                                                            -----------------------------------
   Pro forma net loss attributable to common stockholders     $ (3,540,221)    $ (10,597,178)
                                                            ===================================

   Pro forma net loss per share - basic and diluted           $      (0.20)    $       (0.64)
                                                            ===================================
   Net loss per share, as reported - basic and diluted        $      (0.19)    $       (0.57)
                                                            ===================================

EARNINGS PER SHARE

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after December 15, 2003. In February 2004, the Company entered into a contract manufacturing alliance which may qualify as a variable interest entity and result in the results of the operations of the entity to be consolidated in the Company's future financial statements. If the results are required to be consolidated, it is not anticipated that its impact would be material on the overall results of the Company.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3) and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" (EITF 88-10). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

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

The research agreement with TJU mentioned above will continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $341,000 and $409,000 for the years ended December 31, 2003 and 2002, respectively. This level of funding satisfies the Company's obligations under its research agreement. The Company has recorded in accounts payable an amount of $401,000. The research agreement expires in November 2004.

In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds. In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has issued warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011.

These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights. The Company has agreed to fund research in the amount of $100,000 per year for three years. In addition, the Company is obligated to spend (which includes costs incurred pursuant to the research agreement plus other internal and external costs) an aggregate of $200,000 in the first year, $300,000 in the second year and $500,000 each year thereafter until the first year of commercial marketing of a product derived from the Compounds. The license maintenance fee shall not be payable in years where research funding is equal to or greater than $100,000. The research agreement was extended until May 2003 with an annual funding commitment of approximately $270,000. Expenses incurred related to research funding for Rutgers was $303,976 and $10,000 for the years ended December 31, 2002 and 2003 respectively. The Company is in arrears on the final two payments under this research agreement as of December 31, 2003 of $139,000 which is included in accounts payable. This level of funding satisfies the Company's obligation under the agreement.

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

The Company is also obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $100,000 in the first year of commercial marketing, $200,000 in the second year, $250,000 in the third year, $300,000 in the fourth year, and $350,000 in the fifth and all following years.

In addition, under the license agreement the Company is responsible to reimburse Rutgers for patent expenses incurred related to the compound. During 2003 Rutgers claimed to have incurred patent expenses of $167,000, which covers the Compounds that are licensed to the Company under the license agreement. In addition, Rutgers, on two occasions, has sent correspondence to the Company stating that Rutgers believes the Company is in breach of its obligations under the License agreement.

The Company, in both instances, does not agree with the University's position as to the claims made and has responded to the University related to this belief. In addition, related to the research funding obligations, the Company has requested certain information from the University which has not been received by the Company.

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

In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments shall be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. Expenses incurred related to research funding for Texas A&M were $110,713 for the year ended December 31, 2002. This level of funding satisfies the Company's obligation under the agreement. The research agreement has been extended until January 2004 with no additional funding requirement.

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

During January 2002, Joint Venture Companies repurchased 90% of AVT's outstanding shares for cash consideration of approximately $1.8 million Australia Dollars. After closing the transaction AVAX Holdings owned a 95% equity interest in the Joint Venture Companies.

AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares. At the date of that transaction, the Company had recorded on its books an investment in joint venture (net of unamortized deferred gain) of approximately $12,282. As a result of the transaction, AVAX's 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400. Of this difference, $902,900, which represented the deferred gain as of December 31, 2002, was recognized as a cumulative effect of change in accounting. The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary. As discussed further below, these amounts are both included in the loss from discontinued operations on the 2002 consolidated statement of operations and comprehensive loss.

The following pro-forma disclosures are made to reflect the Company's results of operations as if the Australian Joint Venture transaction and the application of SFAS No. 142 occurred as of January 1, 2002.

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                           2002
                                                     ---------------
         Total revenue                               $     780,222
         Net loss                                      (10,590,114)
         Net loss per common share                          (0.64)

In September 2002 the Company made the decision to discontinue the operations of the Joint Venture Companies. With the adoption of SFAS No. 144, the Australian operations were required to be accounted for and presented in the accompanying financial statements as a discontinued operation.

The Company liquidated, through sale, all of the long-lived assets of the joint venture companies prior to December 31, 2002. Proceeds received on the sale of the assets of the Company at the time were $40,919 while the cost basis of the assets was $247,210, resulting in a net loss on the disposition of the assets of $206,291, which is included in the loss from discontinued operations.

On December 13, 2002, a liquidator was appointed to oversee the dissolution of the Joint Venture Companies. The combined assets of the Joint Venture Companies consist of cash with a value of $52,958 at December 31, 2003. Recorded liabilities are $87,294 at December 31, 2003. Other long term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.

The following is summarized financial information for the discontinued Australian operation for the years ended December 31, 2002:

                                                                         2002
                                                                         ----
   Total revenue                                                  $     9,749
   Costs and expenses:
      Manufacturing, research and development                         327,485
      Selling, general and administrative                             792,527
                                                                  -----------
   Total operating loss                                            (1,110,263)
   Other income (expense):
      Interest income                                                  26,272
      Minority interest in net loss of consolidated subsidiary         57,968
      Amortization of deferred gain on joint venture                       --
      Equity in net loss of joint venture                                  --
      Other, net (loss on asset disposal)                            (206,291)
                                                                  -----------
   Total other expense                                               (122,051)
                                                                  -----------
   Loss from discontinued operations before cumulative effect
      and extraordinary item                                       (1,232,314)
   Extraordinary gain related to negative goodwill on
      consolidated subsidiary                                         186,295
   Cumulative effect of change in accounting for deferred credit
      related to equity method investment in joint venture            902,900
                                                                  -----------
   Loss from discontinued operations                              $  (143,119)
                                                                  ===========

5. ACQUISITION OF GPH AND GENOPOIETIC

On August 24, 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic), each a French societe anonyme based in Paris, France. In this transaction, 100% of the outstanding shares of both Holdings, which is the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares of the Company's common stock valued at $7,600,000 as of the acquisition date and $5,000 in notes payable. Of the 800,000 shares issued to Professors David R. Klatzmann and Jean-Loup Salzmann, 659,756 shares have been placed in escrow to secure their indemnification obligations under the Contribution Agreement. In addition the Company incurred $621,397 in acquisition costs, which were capitalized as part of the purchase price and allocated to the net assets acquired.

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

The acquisition of Holdings and Genopoietic was accounted for as a purchase. The assets and liabilities of both companies have been recorded on the books of the Company at their fair market values. The operating results of the acquired business have been included in the consolidated statements of operations and comprehensive loss from August 24, 2000, the effective date of the acquisition.

Aggregate consideration for the acquisition of $8,226,397 was allocated, based on estimated fair values on the acquisition date, as follows:

      Acquired in-process research and development               $  4,420,824
      Acquired intellectual property and other intangibles:
         Acquired existing technology                               3,114,671
         Patents                                                      904,259
         Assembled workforce                                          301,420
      Assets acquired                                                 895,423
      Liabilities assumed                                          (1,410,200)
                                                                 -------------
      Total purchase price                                       $  8,226,397
                                                                =============

The acquired existing technology and patents was amortized over their estimated useful lives of ten years and the intangible asset related to assembled workforce is being amortized over its estimated useful life of four years through 2001. Pursuant to the adoption of SFAS No. 142, the assembled workforce has been reclassified as goodwill and is no longer amortized.

Acquired in-process research and development represented the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; products sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. The rates utilized to discount projected cash flows were 25% to 55% depending upon the relative risk of each technology and the technologies stage of development. In-process research and development acquired in this transaction is reflected as an expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company has notified Professors Klatzmann and Salzmann that they are in default of their obligations under the Contribution agreement and has put them on notice that the escrow shares are being cancelled and will revert back to the Company as treasury shares. As of the date of the financial statements the shares have not been formally cancelled.

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

During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. During 2001 holders of 50,000 shares of the Series C Preferred stock converted these shares into 1,538,450 fully paid nonassessable shares of common stock. The 36,750 shares of Series C preferred stock, outstanding at December 31, 2003, is convertible into 1,130,755 shares of common stock excluding the effect of any fractional shares.

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

STOCK OPTIONS - 1992 STOCK OPTION PLAN

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

The following summarizes activity in the Plan:

                                                          NUMBER OF
                                                           OPTIONS
                                                         -------------

Balance at December 31, 1994                                276,375
    Canceled                                               (246,375)
Balance at December 31, 1995, 1996 and 1997                  30,000
    Granted                                                 600,000
Balance at December 31, 1998                                630,000
    Granted                                                 955,397
    Expired                                                (240,000)
Balance at December 31, 1999                              1,345,397
    Granted                                                 430,000
    Expired                                                 (13,430)
    Exercised                                                (7,955)
Balance at December 31, 2000                              1,754,012
    Granted                                               1,039,696
    Expired                                                (386,684)
Balance at December 31, 2001                              2,407,024
    Expired                                                (567,365)
Balance at December 31, 2002                              1,839,659
    Expired                                              (1,058,755)
Balance at December 31, 2003                                780,904

                  --------------------------------------------

STOCK OPTIONS - 2001 STOCK OPTION PLAN

In November 2001 the Board of Directors approved the 2001 Stock Option Plan (the 2001 Plan), subject to shareholder approval, authorizing up to 2,500,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the 2001 Plan's adoption date and generally expire 10 years from the date of grant. During 2001, options to purchase 175,108 shares of common stock were granted under this plan and remained outstanding at December 31, 2001. During 2002, 59,435 options expired leaving 115,673 options outstanding at December 31, 2002. During 2003, 90,688 options expired without being exercised leaving 24,985 options outstanding at December 31, 2003.

DIRECTOR OPTION PLAN

In June 2000, the Company adopted the 2000 Director Stock Option plan and authorized the plan to issue up to 480,000 shares of common stock as compensation to the outside directors of the Company for services to be received from the Directors. During 2000, each of the Company's six outside director received options to purchase 40,000 shares of common stock, which vest quarterly at the rate 2,500 shares, with the first vesting period being January 1, 2000. Pursuant to the plan documents an additional 40,000 options are scheduled to be issued as of January 1, 2004, vesting over a four-year period.

In November 2001, two Directors received options to purchase 50,000 shares of common stock, which vest quarterly at the rate of 3,125 shares, with the first vesting period being January 1, 2002.

STOCK OPTIONS - OTHER

Certain officers and employees were also granted stock options in 1996, as authorized by the Board of Directors, apart from the Plan and the 2001 Plan. In May 1996, the Company's President and Chief Executive Officer (the President) received options to purchase 318,873 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $2 per share, the Company recorded $318,873 as deferred compensation. Such deferred compensation has been amortized over four years. These options expired during 2003 and were unexercised.

In September 1996, certain officers and an employee also received options to purchase 252,500 shares of common stock at $1.00 per share. Such options vest at a rate of 1/16 per quarter over four years and are exercisable for a period of seven years. Because the fair value of the Company's common stock at the date of grant was determined to be $4 per share, the Company recorded $757,500 as deferred compensation. Such deferred compensation has been amortized over four years. During 2000, 9,688 of these options were exercised. During 2001, 125,000 of these options were forfeited. During 2003, the remaining options outstanding expired and were unexercised.

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

In July 1997, the President, certain officers and an employee also received options to purchase 280,000 shares of common stock at $4.50 per share. The President's options, which represent 150,000 of these options, vest at a rate of 1/12 per quarter over a three-year period. The remaining options vest at a rate of 1/16 per quarter over four years and all are exercisable for a period of seven years. During 2001, 65,000 of these options were forfeited. During 2003, an additional 65,000 of these options were forfeited.

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

In December 2000, options were issued to two employees of AVT, the Company's joint venture in Australia, to purchase 18,000 shares of common stock at $2.938 per share. Such options vest over a four-year period and expire in December 2007. These options expired during 2002 unexercised.

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

In October 1996, the Company issued warrants to purchase 50,000 shares of common stock at $6 per share, 25,000 of which were subsequently canceled in April of 1997. These warrants expired in October 2001.

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

In May 1998, warrants were issued to a financial consultant to purchase 80,000 shares of common stock at $4.03 per share. The agreement was terminated during 1998 resulting in only 40,000 shares vesting as of December 31, 1998. During 2000, 6,000 shares were exercised. These warrants expired in May 2003.

In October 1998, warrants were issued to a financial consultant to purchase 75,000 shares of common stock at $1.625 per share. These warrants became fully vested in 1999 and were exercised, utilizing the cashless exercise provisions of the warrant, resulting in the issuance of 37,500 shares of common stock.

In December 1999, warrants were issued to a financial consultant to purchase 150,000 shares of common stock at $5.09 per share. Such warrants vested over a three-month period and expire in December 2004.

Authorized but unissued shares of common stock were reserved for issuance at December 31, 2003 as follows:


Series C convertible preferred stock                                 1,130,775
1992 Stock option plan                                               2,500,000
2001 Stock option plan                                               2,500,000
2000 Directors option plan                                             480,000
Non plan options                                                       493,430
Warrants to purchase common stock                                      471,096
Warrants to purchase Series B convertible preferred stock              654,437
Warrants to purchase common stock issued in connection with
  Series C convertible preferred stock                                 845,339
Warrants to purchase Common Stock pursuant to 2000 fund raising        444,710
Convertible shares to issue upon conversion of the 2003 Bridge
  Financing                                                          7,308,000
Warrants to purchase common stock pursuant to the 2003 Bridge
  Financing                                                          7,308,000
                                                                    ----------
                                                                    24,135,787
                                                                    ==========

SFAS NO. 123 DISCLOSURES

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its applicable stock options and warrants under the fair value method of the statement.

There were no options granted during 2002 and 2003.

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

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2003 and 2002 is as follows:

                                                               2003                       2002
                                                     -------------------------------------------------------

                                                                      WEIGHTED-                  WEIGHTED-
                                                                       AVERAGE                   AVERAGE
                                                     OPTIONS AND      EXERCISE   OPTIONS AND     EXERCISE
                                                       WARRANTS        PRICE      WARRANTS        PRICE
                                                     -------------------------------------------------------
       Outstanding at beginning of year                 5,777,217      $3.84      6,422,017       $3.84
       Granted                                          7,308,000       0.14             --        --
       Exercised                                               --       --               --        --
       Forfeited                                       (1,772,315)      1.90       (644,800)       3.78
                                                     --------------             -------------
       Outstanding at end of year                      11,312,902      $1.76      5,777,217       $3.84
                                                     ==============             =============
       Exercisable at end of year                      11,117,078      $1.75      4,734,809       $4.22
                                                     ==============             =============

Exercise prices for options and warrants outstanding range from $0.14 to $12.79. The option and warrant contracts expire at various times through October of 2011.

7. LOANS PAYABLE

CONVERTIBLE DEBT OFFERING

On December 4, 2003, the Company completed a bridge financing in the aggregate principal amount of $950,000 with eight institutional and individual investors, of which $50,000 and $25,000 were received from an officer and a director, respectively. The notes have a stated interest rate of 5% and mature on May 17, 2004 but carry a mandatory conversion option upon the completion of an equity fundraising of $1,000,000 dollars or greater. The notes plus interest are convertible into common stock upon the completion of an equity offering prior to maturity, at the lower of $0.13 per common share or the price at which the equity offering is completed. The notes were accompanied by warrants to purchase an aggregate of 7,308,000 shares of common stock at an exercise price of $0.143 per share. The notes, common stock the notes may convert into and the common stock underlying the warrants are not registered securities.

The estimated fair value of the warrants issued on December 4, 2003, amounting to $142,500, was recorded as a discount on the related notes payable. The discount is being amortized to interest expense over the six month term of the notes payable using the interest method. For the year ended December 31, 2003, the Company recorded amortization expense of $29,855, which is included in interest expense in the consolidated statement of operations and comprehensive loss.

ANVAR GRANT PAYABLE

The Company's French subsidiary receives financial support from a French governmental agency (ANVAR). The grants, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date, are accounted for as long term debt. If certain products are commercialized, the December 31, 2003 balance of $247,752 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of grant proceeds received is recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $55,056 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation.

8. INCOME TAXES

At December 31, 2003, the Company has net operating loss carryforwards of approximately $63,728,000 for federal income tax purposes that expire in varying amounts between 2005 and 2023, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal income tax purposes are as follows:

                                                         DECEMBER 31,
                                                             2003
                                                       ---------------
Deferred tax assets:
   Net operating losses                                 $  24,483,000
   Deferred compensation                                      413,000
   Depreciation                                               148,000
   Other                                                        1,000
                                                       ---------------
Total deferred tax assets                                  25,045,000
Valuation allowance                                       (25,045,000)
                                                       ---------------
Net deferred tax assets                                $           --
                                                       ===============

The valuation allowance at December 31, 2002 was $23,813,000.

Under Section 382 of the Tax Reform Act of 1986, the Company's net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company's stock occurred over a three-year period.

The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

                                                  YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                   2002           2003
                                              -----------------------------

Income taxes (benefit) at statutory rate       $(3,205,000)   $(1,117,000)
State income taxes, net of federal benefit        (415,000)      (145,000)
Change in the valuation allowance                3,643,000      1,232,000
Other                                              (23,000)        30,000
                                              -----------------------------
Income tax provision (benefit)                 $        --    $        --
                                              =============================

9. COMMITMENTS AND CONTINGENCIES

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

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space that commenced in February 1998 and contains an option to terminate after five years. The termination option requires a lump sum payment at the termination of the lease of $236,057. During 2003 rental expense associated with this lease was approximately $144,500. The first month's rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary. This $379,530 letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year.

In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France. The lease may be cancelled by the Company after July 2006. The monthly rental was approximately $11,400 during 2003.

The marketable securities in the amount of $262,744 plus a certificate of deposit in the amount of $37,001 are held by the bank as collateral for the commercial letters of credit noted above and the use of these funds is restricted.

Rent expense under these agreements was approximately $392,000 and $363,000 for the years ended December 31, 2003 and 2002, respectively.

Future minimum lease payments under the non-cancellable operating leases consist of the following at December 31, 2003:

       YEAR ENDING           OPERATING LEASE           AMOUNTS RECEIVABLE
       DECEMBER 31,             PAYMENTS             PURSUANT TO SUB-LEASE
       ------------          ---------------         ---------------------
           2004                 $487,618                    $57,795
           2005                  325,231                         --
           2006                  245,740                         --
           2007                  152,396                         --

CONSULTING AGREEMENTS

Effective in June 1996, the Company entered into consulting agreements with the Scientist that runs through May 2003. Annual consulting fees payable pursuant to the agreement with the Scientist are $48,000. The Company has continued this agreement through the end of 2003 and anticipates continuing the agreement through 2004.

In April, May and July 1997, the Company entered into agreements with four members of the Scientific Advisory Board. These agreements were for initial terms of two years and require compensation of $2,000 per person per meeting of the Scientific Advisory Board. In July 1997, the Company entered into a consulting agreement with a member of its Scientific Advisory Board. The agreement calls for annual compensation of $20,000 plus options to acquire 30,000 shares of common stock at $4.50 per share. In December 1998, the Company entered into a three year consulting agreement with a second member of its Scientific Advisory Board for additional consulting services. The agreement calls for annual compensation of $20,000 plus options to acquire 21,000 shares of common stock at $2.25 per share. The options vest annually in arrears.

In November 1999, the Company extended a Technical Testing Agreement with a Consultant. The agreement, which is for a period of two years, calls for annual payments of $110,000 annually in advance. This agreement was extended in November 2001 at an annual cost of $110,000 through October 2002.

In January 2000, the Company entered into an Agreement for Services with a contract research organization to assist the Company in the performance of its clinical trials. The agreement was to extend over the life of the clinical trials, which has an expected term of in excess of seven years with payments made upon the achievement of various milestones in the study. At signing, total expected payments under this agreement were approximately $11,138,000. This agreement was terminated in June of 2001. Expenses incurred related to this agreement were $597,346 and $1,500,950 for the years ended December 31, 2001 and 2000, respectively. Currently the Company is in dispute with the vendor as the amount and the method of calculation of the liability due upon the termination of this agreement. The Company accrued during 2001 and 2002 approximately $700,000 which represents what the Company has calculated as the balance due under the agreement plus additional costs estimated to settle the matter while the vendor has claimed the Company's liability is approximately $1,500,000. During 2003 the Company settled this matter for the amount of $250,000 and recorded a decrease in expenses in research and development expenses of $434,000.

10. PROPERTY, PLANT AND EQUIPMENT

The following shows the composition of the assets included in property, plant and equipment at December 31, 2003:

                                                 Accumulated
                                     Cost        Depreciation        Net
                                  -----------    ------------    -----------

Office furniture and equipment $ 288,802 $ 265,201 $ 23,601 Manufacturing facility and
   related equipment                3,084,901       1,782,706      1,302,195
                                  -----------     -----------    -----------
Total                             $ 3,373,703     $ 2,047,907    $ 1,325,796
                                  ===========     ===========    ===========

Depreciation expense was $414,305 and $546,227 for the years ended December 31, 2003 and 2002, respectively.

11. EMPLOYEE BENEFIT PLAN

During 1996, the Company established a discretionary 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company was not required to make a contribution in 2003 or 2002.

12. RELATED PARTY TRANSACTIONS

During 2002 and 2003 the Company paid additional compensation of $36,000 and $116,625, respectively, to one of its Board Members who took a more active role in assisting existing management of the Company. It is anticipated that this role will continue until such time as additional management personnel are hired. The compensation was voted upon and approved by the Board of Directors.

13. LEGAL PROCEEDINGS

         In addition to litigation discussed in Note 9 above, the Company was also involved in the following other legal proceedings at December 31, 2003. A vendor has obtained arbitration which is to occur in May, 2004, with the Company related to an outstanding invoice for services. The Company has accrued the full amount of the obligation due to the vendor in its accompanying financial statements.

Additionally, the Company, as a result of extending the payment of certain obligations to vendors beyond agreed upon or reasonable terms has been notified in a number of instances of collection efforts related to certain balances due from the company to vendors. The Company has recorded as a liability balances claimed as due from vendors for products or services upon the invoices of the vendors.

14. SUBSEQUENT EVENT

On January 29, 2004, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million shares to 150 million shares.