Form 10QSB
period 2004-03-31
AVAX TECHNOLOGIES INC
filed 2004-05-24
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

As of May 9, 2004, 18,418,471 shares of the Registrant's common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  |_| Yes  |X| No

                             AVAX TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements
            Consolidated BALANCE SHEETS -- As of December 31, 2003
            and March 31, 2004 (Unaudited)................................Page 3
            Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE
              LOSS (Unaudited) -- For the Three Months Ended
              March 31, 2004 and 2003 and for the Period from
              January 12, 1990 (Incorporation) through
              March 31, 2004..............................................Page 4
            Consolidated STATEMENTS OF CASH FLOWS (Unaudited) --
              For the Three Months Ended March 31, 2004 and 2003
              and for the Period from January 12, 1990
              (Incorporation) through March 31, 2004......................Page 5
            Notes to Consolidated Financial Statements....................Page 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Plan of Operations.............................Page 11

   Item 3.  Controls and Procedures......................................Page 15


PART II - OTHER INFORMATION
---------------------------

   Item 2.  Changes in Securities and Use of Proceeds....................Page 16

   Item 4.  Submission of Matters to a Vote of Security Holders..........Page 16

   Item 6.  Exhibits and Reports on Form 8-K.............................Page 16

   Signatures............................................................Page 17

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheets

                                                                   DECEMBER 31,      MARCH 31,
                                                                      2003             2004
                                                                  -----------------------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  1,125,960     $    658,874
   Marketable securities                                               262,744          262,424
   Accounts receivable                                                  52,542           58,289
   Inventory                                                            48,777           10,355
   Prepaid expenses and other current assets                           270,565          270,704
                                                                  -----------------------------
Total current assets                                                 1,760,588        1,260,646
Property and equipment, at cost                                      3,373,703        3,456,254
   Less accumulated depreciation                                     2,047,907        2,135,544
                                                                  -----------------------------
Net property and equipment                                           1,325,796        1,320,710
Research and development tax credit receivable                         345,426          336,141
Goodwill                                                               188,387          188,387
                                                                  -----------------------------
Total assets                                                      $  3,620,197     $  3,105,884
                                                                  =============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities                       $  1,699,398     $  1,981,147
   Deferred revenue                                                         --          178,251
   Loans payable - Convertible notes (Face amount $950,000)            837,355          911,635
   Loans payable - ANVAR grant payable                                 345,672          337,302
                                                                  -----------------------------
Total current liabilities                                            2,882,425        3,408,335
Stockholders' equity (deficit):
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000, including
       Series B - 300,000 shares and Series C - 120,000 shares
     Series B convertible preferred stock:
       Issued and outstanding shares - 0                                    --               --
     Series C convertible preferred stock:
       Issued and outstanding shares - 36,750 (liquidation
         preference - $3,675,000)                                          367              367
   Common stock, $.004 par value:
     Authorized  shares - 50,000,000 at December 31, 2003
       and 150,000,000 at March 31, 2004
     Issued and outstanding shares -18,080,071 at
        December 31, 2003 and 18,418,471 at March 31, 2004              72,320           73,674
   Additional paid-in capital                                       65,583,434       65,630,471
   Subscription receivable                                                (422)            (422)
   Accumulated other comprehensive income                              406,079          399,065
   Deficit accumulated during the development stage                (65,324,006)     (66,405,606)
                                                                  -----------------------------
Total stockholders' equity (deficit)                                   737,772         (302,451)
                                                                  -----------------------------
Total liabilities and stockholders' equity (deficit)              $  3,620,197     $  3,105,884
                                                                  =============================

SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
          Consolidated Statements of Operations and Comprehensive Loss
                                   (UNAUDITED)

                                                                                                 PERIOD FROM
                                                                                              JANUARY 12, 1990
                                                                                               (INCORPORATION)
                                                                                                   THROUGH
                                                              THREE MONTHS ENDED MARCH 31,        MARCH 31,
                                                                  2003             2004             2004
                                                             -------------------------------------------------
Revenue:
    Gain from sale of the Product                            $         --     $         --     $  1,951,000
    Product and contract service revenue                          228,615          347,703        2,702,987
                                                             -------------------------------------------------
Total revenue                                                     228,615          347,703        4,653,987


Costs and expenses:
  Manufacturing, research and development                         786,555          849,299       41,168,813
   Acquired in process research and development                        --               --        4,420,824
   Write down of acquired intellectual property and other
     intangibles                                                       --               --        3,416,091
   Amortization of acquired intangibles                                --               --          715,872
  Selling, general and administrative                             556,563          495,336       26,338,865
                                                             -------------------------------------------------
Total operating loss                                           (1,114,503)        (996,932)     (71,406,478)
Other income (expense):
   Interest income                                                  4,413            1,324        5,628,589
   Interest expense                                                    --          (85,992)        (767,065)
   Other, net                                                       5,600               --          143,193
                                                             -------------------------------------------------
Total other income (expense)                                       10,013          (84,668)       5,004,717
                                                             -------------------------------------------------
Loss from continuing operations                                (1,104,490)      (1,081,600)     (66,401,761)
Loss from discontinued operations                                      --               --           (3,845)
                                                             -------------------------------------------------
Net loss                                                       (1,104,490)      (1,081,600)     (66,405,606)
Amount payable for liquidation preference                              --               --       (1,870,033)
                                                             -------------------------------------------------

Net loss attributable to common stockholders                 $ (1,104,490)    $ (1,081,600)    $(68,275,639)
                                                             =================================================

Loss per common share - basic and diluted                    $      (0.07)    $      (0.06)
                                                             =============================

Weighted average number of common shares outstanding           16,541,621       18,249,271
                                                             =============================

Net loss                                                     $ (1,104,490)    $ (1,081,600)    $(66,405,606)
Foreign currency translation gain (loss)                           32,242           (7,014)         399,065
                                                             -------------------------------------------------
Net comprehensive loss                                       $ (1,072,248)    $ (1,088,614)    $(66,006,541)
                                                             =================================================

SEE ACCOMPANYING NOTES.

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                   JANUARY 12, 1990
                                                                                                    (INCORPORATION)
                                                                    THREE MONTHS ENDED MARCH 31,   THROUGH MARCH 31,
                                                                      2003              2004            2004
                                                                 ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $  (1,104,490)    $  (1,081,600)    $ (66,405,606)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                     125,322           101,942         3,885,073
     Amortization of discount on convertible notes payable                  --            74,280           104,135
     Amortization of deferred gain on joint venture                         --                --        (1,805,800)
     Equity in net loss of joint venture                                    --                --         1,703,763
     Extraordinary gain related to negative goodwill on
       consolidated subsidiary                                              --                --          (186,295)
     Cumulative effect of change in accounting                              --                --          (902,900)
     Compensatory stock issue                                               --                --            25,000
     Minority interest in net loss of consolidated subsidiary               --                --           (80,427)
     Acquired in-process research and development charge                    --                --         4,420,824
     Write down of acquired intellectual property and other
       intangibles                                                          --                --         3,416,091
     Gain from sale of the Product                                          --                --        (1,951,000)
     Gain on sale of intellectual property                                  --                --              (787)
     Accretion of interest on common stock receivable                       --                --          (449,000)
     Accretion of interest on amount payable to preferred
       stockholders and former officer                                      --                --           449,000
     Loss (gain) on sale or abandonment of furniture and
       equipment                                                        (5,600)               --           246,254
     Issuance of common stock or warrants for services                      --                --           423,289
     Changes in operating assets and liabilities:
       Accounts receivable                                              65,016            (7,193)           59,826
       Inventory                                                        (5,697)           38,165            30,379
       Research and development tax credit receivable                  (19,769)              944           (30,065)
       Prepaid expenses and other current assets                        55,146            (3,644)          (55,569)
       Accounts payable and accrued liabilities                     (1,333,176)          291,876           886,753
       Deferred revenue                                                (63,966)          182,622           182,622
       Amount payable to former officer                                     --                --            80,522
                                                                 ---------------------------------------------------
Net cash used in operating activities                               (2,287,214)         (402,608)      (55,953,918)

INVESTING ACTIVITIES
Purchase of marketable securities                                     (348,152)         (525,268)     (351,552,865)
Proceeds from sale of marketable securities                            347,452           525,588       344,173,969
Proceeds from sale of short-term investments                                --                --         7,116,472
Purchases of furniture and equipment                                   (28,465)         (103,664)       (3,154,860)
Proceeds from sale of furniture and equipment                            5,600                --            51,119
Organization costs incurred                                                 --                --          (622,755)
Cash acquired in acquisition of control of joint venture                    --                --           991,634
                                                                 ---------------------------------------------------
Net cash used in investing activities                                  (23,565)         (103,344)       (2,997,286)

                    AVAX Technologies, Inc. and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                Consolidated Statements of Cash Flows (continued)
                                   (UNAUDITED)

                                                                                              PERIOD FROM
                                                                                            JANUARY 12, 1990
                                                                                             (INCORPORATION)
                                                           THREE MONTHS ENDED MARCH 31,     THROUGH MARCH 31,
                                                              2003             2004              2004
                                                           -------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of notes payable to related
   party                                                   $         --     $         --     $    957,557
Principal payments on notes payable to related party                 --               --         (802,000)
Proceeds from loans payable and the related issuance of
   warrants                                                          --               --        2,314,000
Principal payments on loans payable                                  --               --       (1,389,000)
Payments for fractional shares from reverse splits and
   preferred stock conversions                                       --               --              (76)
Financing costs incurred                                             --               --          (90,000)
Payments received on subscription receivable                         --               --            4,542
Shareholder capital contribution                                     --               --           93,637
Proceeds received from exercise of stock warrants                    --           48,391           76,892
Elimination of the consolidated accounting
   treatment for joint venture                                       --               --       (2,511,701)
Capital contribution through sale of interest in
   consolidated subsidiaries                                         --               --        2,624,000
Net proceeds received from issuance of preferred
   and common stock                                                  --               --       57,972,641
                                                           -------------------------------------------------
Net cash provided by financing activities                            --           48,391       59,250,492
                                                           -------------------------------------------------

Effect of exchange rate changes on cash                          32,242           (9,525)         359,586
                                                           -------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (2,278,537)        (467,086)         658,874

Cash and cash equivalents at beginning of period              3,840,406        1,125,960               --

                                                           -------------------------------------------------
Cash and cash equivalents at end of period                 $  1,561,869     $    658,874     $    658,874
                                                           =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                              $         --     $         --     $    197,072
                                                           =================================================
Non-cash activity (1 & 2)                                  $         --     $         --     $    167,500
                                                           =================================================

(1) Conversion of accounts payable into notes
    payable                                                $         --     $         --     $     25,000
                                                           =================================================
(2) Common stock warrants issued in
    conjunction with convertible notes payable             $         --     $         --     $    142,500
                                                           =================================================

SEE ACCOMPANYING NOTES.

                    AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             Notes to Consolidated Financial Statements (UNAUDITED)
               For the Three Months ended March 31, 2004 and 2003


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

In February 2004, the Company, through its wholly owned subsidiary Genopoietic, entered into a joint manufacturing alliance agreement with OPISODIA SAS ("OPI") for the joint manufacture of each company's products and for the provision of contract manufacturing services to other companies. Pursuant to the contract Genopoietic manages the activities of the joint manufacturing alliance. See
Note 3.

BASIS OF PRESENTATION

The financial information as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2003 and 2002 included in the Company's annual report on Form 10-KSB.

                    AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


The Company expects that it will need to raise capital immediately to fund planned operations and product development. Although the Company has announced definitive agreements for the sale of its common stock on May 19, 2004 (see note 7), after receipt of these funds, the Company's operations will continue to require additional funding to continue fully its development plans for its technologies. There can be no assurance that the Company will be able to raise sufficient capital to fund these activities. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to curtail its operations significantly or cease operations altogether.

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

In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company. Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT's substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies. As such, the Joint Venture Companies accounts were not included in the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. During January 2002, the Joint Venture Companies repurchased 90% of AVT's interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US). This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requires that the results of AVAX Holdings and its majority owned subsidiaries be consolidated into the Company's consolidated results.

REVENUE

The Company's revenues are related to the provision of contract services and through the sale of its product, the AC Vaccine Technology for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenues represent fees received or payable to the Company related to the manufacture and sale of the vaccine.

CONVERSION OF WARRANTS

In the first quarter of 2004, holders of warrants to purchase 338,400 shares of common stock, which were issued in connection with the December 2003 bridge financing, elected to exercise these warrants. Upon exercise of the warrants, the Company issued 338,400 in exchange for cash in the amount of $48,391.


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

                    AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


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

AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares. At the date of that transaction, the Company had recorded on its books an investment in joint venture (net of unamortized deferred gain) of approximately $12,282. As a result of the transaction, AVAX's 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400. Of this difference, $902,900, which represented the deferred gain as of December 31, 2001, was recognized as a cumulative effect of change in accounting in the three months ended March 31, 2002. The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary. As discussed further below, these amounts are both included in the loss from discontinued operations in the 2002 consolidated statement of operations.

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies. The combined assets of the joint venture companies included in the March 31, 2004 consolidated balance sheet consists of cash of $53,649 and recorded liabilities of $88,341. Other long-term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.


3. CONTRACTUAL JOINT MANUFACTURING ALLIANCE

In February 2004 we entered into a manufacturing alliance with OPI that will provide approximately $1,500,000 (US) funding per year from OPI for our combined facilities for the next two years, which are under the management of Genopoietic, our French subsidiary. Proceeds received as a result the alliance from OPI for the three months ended March 31, 2004 were $415,984 and were recorded as revenue to the extent the proceeds received were equal to the amount of expenses allocable to OPI, $334,158, pursuant to the contract. The remaining $81,826 was recorded in deferred revenue in the accompanying consolidated balance sheet. The allocation of the expenses is based upon the allocation of effort of the employees of the alliance in the manufacture of each Company's products.

                    AVAX TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


4. STOCK BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosure are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------
                                                                2004            2003
                                                             ---------------------------
Net loss as reported                                         $(1,081,600)    $(1,104,490)
Stock based compensation expense as reported                          --              --
Stock based compensation expenses under fair value method        (66,530)       (212,073)
                                                             ---------------------------
Pro forma net loss attributable to common stockholders       $(1,148,130)    $(1,316,563)
                                                             ===========================

Pro forma net loss per share                                 $     (0.06)    $     (0.08)
                                                             ===========================


5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to other entities in the first fiscal year or interim period beginning after December 15, 2003. The Company adopted the provisions of FIN 46 during the first quarter 2004 with no impact to the consolidated financial statements.


6. LICENSE AND RESEARCH AGREEMENTS

The Company has received correspondence from Rutgers regarding their belief that the Company is not in compliance with the license agreement and of their position that the Company's rights pursuant to the license agreement have been canceled. The Company is in arrears on certain payments pursuant to the research agreement while awaiting certain correspondence and documentation that the Company is entitled to pursuant to the agreement. In addition, certain patents fees, which have been accrued in the consolidated balance sheet, has been disputed by the Company for which there has been no resolution.

It is the Company's position that it has fully met its obligations under the license and research agreements and this has been communicated to Rutgers. The Company will continue to pursue and to protect its rights under these agreements.


7. SUBSEQUENT EVENTS

On May 21, 2004, the Company closed the private placement of 10,000,000 shares of the Company's common stock plus warrants to purchase 1,500,000 shares of common stock at $0.35 per share (Series A warrants) and warrants to purchase 1,500,000 shares of common stock at $0.39 per share (Series B warrants). Gross proceeds from the offering are $3,000,000. Pursuant to the December 2003 bridge financing, effective May 21, 2004, $950,000 principal amount of bridge notes plus accrued interest on the notes will be converted into approximately 7,486,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
        -----------------------------------------------------------------------
OPERATIONS
----------

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

Forward-looking statements may be identified by words or phrases such as "believe," "expect," "anticipate," "should," "planned," "may," "estimated" and "potential." The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These factors might include:

     o AVAX's history of operating losses, its continuing cash requirements, its continuing need to raise more money, and the uncertainty of the Company's future profitability and ability to sustain operations.

     o Uncertainty relating to AVAX's ability to enter into contract manufacturing agreements that can provide sufficient revenue to cover all or any substantial part of the operating expenses of the Company.

     o Uncertainty about whether the Company's products will again begin or successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S.

     o Uncertainty about whether the Company's AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company's AC Vaccine products will be commercially accepted and profitable.

     o The Company's difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for the Company's planned clinical trials.

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

     o Each of the other factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, under Item 1 - "Description of Business - Risk Factors."

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

     In 2002 we achieved a number of milestones related to our development plans, which resulted in the filing of and acceptance by the FDA of two INDs for a revised product format for the AC Vaccine for melanoma and ovarian cancer. Our facilities were validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, we decided not to initiate the clinical trials and instituted further cost minimization steps which resulted in additional management changes. We have also begun to pursue more aggressively contract manufacturing relationships in France and more recently in the United States, as noted above.

     In November 2003, we completed a bridge financing of $950,000 (before expenses of approximately $26,250), which is providing funding for U.S. operations (and certain of our European costs) through the first half of 2004 at current spending levels. On May 21, 2004, we closed a private placement of our common stock for gross proceeds of $3.0 million. In conjunction with the closing of the private placement, the bridge notes and accrued interest thereon were converted into shares of common stock, in accordance with the terms of the bridge notes. We are still in the process of evaluating our plan of operations discussed below to determine the manner in which we will utilize the net proceeds of the offering to implement to the fullest extent possible our plan of operations.

PLAN OF OPERATION

     We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. We are seeking to expand our contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a manufacturing alliance with OPI that will provide approximately $1,500,000 (US) funding per year from OPI for our combined facilities for the next two years, which are under the management of Genopoietic, our French subsidiary. This funding commitment and certain other grant revenue, tax refunds and existing cash resources in France, should be sufficient to fund the manufacturing operations of our French facilities in 2004 but are not sufficient to fund our administrative, research and product development programs for France outlined below. The operation of our Lyon facility is, however, dependent upon the timely payment by OPI of its funding commitments and our ability to collect certain accounts receivable on our books. We continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional revenue to fund our operations and the costs of the facilities while we continue to explore other options to finance our product and technology development programs. We believe that we have developed significant expertise in producing certain biological products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain Good Manufacturing Practices (GMP) at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities may be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own GMP facilities.

     Our plan of operation is to obtain one or more additional contract manufacturing agreements that can generate sufficient revenue to allow us to maintain these two facilities and to cover certain of our other operating expenses while we continue to explore financing and strategic options to develop the AC Vaccine technology and our other product candidates. In addition to the funds anticipated to be received pursuant to the signed security purchase agreements announced in May 2004, we need to raise more money to continue research, product development and clinical development in 2004 and beyond and to pursue the manufacture and marketing of any products that we may develop.

     With the net proceeds from our private placement of common stock and warrants closed on May 21, 2004, we intend, with the understanding additional funding will be necessary, to launch into the following development plan. We have, throughout 2003 and particularly in the second half of 2003 and the first quarter of 2004, laid the foundation for a significantly more aggressive development plan for our key technologies that we have not been able to pursue during the past three years. The full implementation of this plan is contingent upon additional funds beyond which we received in the May 2004 private placement. The steps that have already been taken to implement this plan include:

          o Continuing development work on the AC Vaccine, particularly in France.

          o Pre-BLA filing meetings and follow-up contacts with representatives of AFSSAPS regarding our planned filing of a BLA in France for the AC Vaccine.

          o Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

          o Alliance with OPI to place management of their French facility under Genopoietic management control and to obtain funding of the combined facility manufacturing operations from OPI.

          o Established and maintained at our Lyon, France facility the designation Establissment Pharmaceutique under applicable French regulations.

          o Commenced treatment of melanoma patients on a compassionate use basis with our AC Vaccine.

     With this foundation, our plan of operation (assuming appropriate funding levels) includes:

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

         We are still in the process of evaluating our plan of operations discussed above to determine the manner in which we will utilize the net proceeds of the private placement to implement to the fullest extent possible our plan of operations. The full implementation of this plan of operation is dependent upon obtaining additional funding beyond the net proceeds of the May 2004 private placement. We believe we have the facilities, the facility managers and technical staff, the scientific staff and consultants in place to implement this plan. If we were able to obtain additional funding, we would undoubtedly make a minimal number of additional key employment offers, to re-establish our executive ranks, and possibly to add a Medical Director to our staff.

RESULTS OF OPERATIONS

Revenues recognized in the first quarter of 2004 were $347,703 versus revenues of $228,615 for the same quarter in 2003. The increase in revenues in the current year is due to a higher monthly revenue stream related to the manufacturing alliance agreement with OPI plus additional revenue recognized related to sale of the vaccine through the Company's distribution partner.

 For the first quarter of 2004, the Company's manufacturing, research and development expenses increased 8% to $849,299 from $786,555 for the same quarter in 2003. Expenses for the periods are broken out by region as follows:

                                 THREE MONTHS ENDED MARCH 31,
                                     2003            2004
                                   ------------------------
              United States        $622,794        $343,842
              France                163,761         505,457
                                   ------------------------
                                   $786,555        $849,299
                                   ========================

In the United States the cost decrease was the result of the decision to reduce further staff and facilities and not to continue further contract research agreements with certain universities with which the Company has contract research agreements. Patent costs decreased over the period due to revisions of the Company's patent strategy.

In France, the cost increase relates to the addition of headcount and facilities costs associated with the manufacturing alliance as well as increased costs related to development efforts for the AC Vaccine in France.

For the first quarter of 2004, the Company's selling, general and administrative expenses decreased approximately 11%, to $495,336 from $556,563 for the same quarter in 2003. Expenses for the periods are broken out by region as follows:

                                 THREE MONTHS ENDED MARCH 31,
                                     2003            2004
                                   ------------------------
              United States        $496,371        $380,095
              France                 60,192         115,241
                                   ------------------------
                                   $556,563        $495,336
                                   ========================

In the United States, cost savings realized were based upon headcount reductions and restrictions of activities due to the limited cash resources of the Company in the first quarter of 2004.

In France, selling, general and administrative expense increased as a result of staff increases due to the increased activities related to the joint venture and the marketing efforts related to the AC Vaccine on a compassionate use basis in Europe.

Interest expense for the three months ended March 31, 2004 was $85,992 compared to no expense in the prior year. The current year expense includes interest accrued on the face amount of the loans plus amortization of the discount on the bridge loans issued in December 2003.

The Company anticipates that, over the next 12 months, presuming it receives funding or some other type of capital infusion, manufacturing, research and development expenses will increase as compared with 2003 due to planned increases in the development activities related to the AC Vaccine and to increased expenses incurred related to the OPI manufacturing joint venture alliance.

LIQUIDITY AND CAPITAL RESOURCES

     We presently anticipate that our current resources plus the net proceeds of the private placement that we closed on May 21, 2004 should be sufficient to fund operations through the end of 2004 and possibly into the start of 2005 depending upon how aggressively we implement our development plans discussed above. That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of our technologies, (2) continuing pre-clinical development of the topoisomerase compound, (3) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (4) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France. We will need to raise additional money or to initiate additional contract manufacturing relationships on terms favorable to us or enter into a strategic alliance relationship by the end of 2004 to continue to maintain each of our manufacturing facilities and continue our operations into 2005. If we are unable to raise additional money, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives in the second half of 2004. The report of independent auditors on the audit of our consolidated financial statements for the year ended December 31, 2003 contains an explanatory paragraph about conditions raising substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

     An evaluation was carried out by the Company's chief executive officer and chief financial officer of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation as of the end of the period covered by this report, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION
---------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In the first quarter of 2004, the holder of warrants to purchase 338,400 shares of common stock, which were issued in connection with the December 2003 bridge financing, elected to exercise these warrants. The Company issued 338,400 shares of common stock upon the exercise of the warrants in exchange for cash in the amount of $48,391 (or $0.143 per share). The Company issued the shares in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     3.1 Certificate of Amendment to Certificate of Incorporation of the Company dated and filed May 10, 2004.

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

                                     AVAX Technologies, Inc.

Date: May 24, 2004
                                        /s/ Richard P. Rainey
                                     -------------------------------------------
                                     Richard P. Rainey
                                     President