Form 10QSB
period 2004-06-30
AVAX TECHNOLOGIES INC
filed 2004-08-16
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 0-29222

AVAX TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3575874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Hamilton Street
Suite 204
Philadelphia, Pennsylvania	19130
(Address of principal executive offices)	(Zip Code)

9200 Indian Creek Parkway, Suite 200; Overland Park, KS 66210
(Former name, former address and former fiscal year, if changed since last report.)

Registrant’s telephone number, including area code:   (215) 241-9760

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

As of August 6, 2004, 36,071,568 shares of the Registrant’s common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format:  ☐ Yes   ☒ No

AVAX TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,125,960	$2,903,545
Marketable securities	262,744	210,000
Accounts receivable	52,542	153,640
Inventory	48,777	47,320
Prepaid expenses and other current assets	270,565	270,248

Total current assets	1,760,588	3,584,753
Property and equipment, at cost	3,373,703	3,449,630
Less accumulated depreciation	2,047,907	2,232,740

Net property and equipment	1,325,796	1,216,890
Research and development tax credit receivable	345,426	246,803
Goodwill	188,387	188,387

Total assets	$3,620,197	$5,236,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,699,398	$1,975,705
Deferred revenue	—	90,506
Loans payable – Convertible notes (Face amount $950,000)	837,355	—
Loans payable – ANVAR grant payable	345,672	334,256

Total current liabilities	2,882,425	2,400,467
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and
Series C – 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0	—	—
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 (liquidation
preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 50,000,000 at December 31, 2003 and
150,000,000 at June 30, 2004
Issued and outstanding shares – 18,080,071 at December 31, 2003
and 36,071,568 at June 30, 2004	72,320	144,286
Additional paid-in capital	65,583,434	69,426,457
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	406,079	414,173
Deficit accumulated during the development stage	(65,324,006)	(67,148,495)

Total stockholders’ equity	737,772	2,836,366

Total liabilities and stockholders’ equity	$3,620,197	$5,236,833

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From January 12, 1990 (Incorporation)
	2003	2004	2003	2004	To June 30, 2004
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	383,000	507,557	611,615	855,260	3,210,544

Total revenue	383,000	507,557	611,615	855,260	5,161,544
Costs and expenses:
Manufacturing, research and development	(108,639)	775,502	677,916	1,624,801	41,944,315
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property
and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	471,951	430,299	1,028,514	925,635	26,769,164

Total operating income (loss)	19,688	(698,244)	(1,094,815)	(1,695,176)	(72,104,722)
Other income (expense):
Interest income	7,781	357	12,194	1,681	5,628,946
Interest expense	—	(45,002)	—	(130,994)	(812,067)
Other, net	—	—	5,600	—	143,193

Total other income (loss)	7,781	(44,645)	17,794	(129,313)	4,960,072

Income (loss) from continuing operations	27,469	(742,889)	(1,077,021)	(1,824,489)	(67,144,650)
Loss from discontinued operations	—	—	—	—	(3,845)

Net income (loss)	27,469	(742,889)	(1,077,021)	(1,824,489)	(67,148,495)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net income (loss) attributable to common
stockholders	$27,469	$(742,889)	$(1,077,021)	$(1,824,489)	$(69,018,528)

Income (loss) per common share – basic and diluted	$.00	$(.03)	$(.06)	$(.08)

Weighted average number of common shares
outstanding	17,310,846	27,245,020	16,926,234	22,747,145

Net income (loss)	$27,469	$(742,889)	$(1,077,021)	$(1,824,489)
Foreign currency translation gain (loss)	(20,561)	15,108	11,681	8,094

Net comprehensive income (loss)	$6,908	$(727,781)	$(1,065,340)	$(1,816,395)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Period From January 12, 1990 (Incorporation)
	2003	2004	To June 30, 2004
Operating activities
Net loss	$(1,077,021)	$(1,824,489)	$(67,148,495)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	259,759	205,191	3,988,322
Amortization of discount on convertible notes payable	—	112,645	142,500
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Extraordinary gain related to negative goodwill on
consolidated subsidiary	—	—	(186,295)
Cumulative effect of change in accounting	—	—	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated	—	—	(80,427)
subsidiary
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other
intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to
preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and
equipment	(5,600)	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(48,564)	(106,345)	(39,326)
Inventory	703	(159)	(7,945)
Prepaid expenses and other current assets	162,979	(5,108)	(57,033)
Accounts payable and accrued liabilities	(2,326,460)	312,896	907,773
Deferred revenue	(63,966)	93,630	93,630
Research and development tax credit receivable	183,116	90,194	59,185
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(2,915,054)	(1,121,545)	(56,672,855)
Investing activities
Purchase of marketable securities and short-term investments
	(348,152)	(735,268)	(351,762,865)
Proceeds from sale of marketable securities	347,452	788,012	344,436,393
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(70,561)	(104,760)	(3,155,956)
Proceeds from sale of furniture and equipment	5,600	—	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	—	991,634

Net cash used in investing activities	(65,661)	(52,016)	(2,945,958)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,		Period From January 12, 1990 (Incorporation)
	2003	2004	To June 30, 2004
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of
warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and
preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	48,391	76,892
Elimination of the consolidated accounting treatment
for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in
consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and
common stock	—	2,893,323	60,865,964

Net cash provided by financing activities	—	2,941,714	62,143,815

Effect of exchange rate changes on cash	79,581	9,432	378,543

Net increase (decrease) in cash and cash equivalents	(2,901,134)	1,777,585	2,903,545
Cash and cash equivalents at beginning of period	3,840,406	1,125,960	—

Cash and cash equivalents at end of period	$939,272	$2,903,545	$2,903,545

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000

Common stock warrants issued in conjunction with
convertible notes payable	$—	$—	$142,500

Conversion of bridge loans into common stock	$—	$950,000	$950,000

Payment of interest on bridge loans with common stock	$—	$23,275	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months ended June 30, 2004 and 2003

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

In February 2004, the Company, through its wholly owned subsidiary Genopoietic, entered into a joint manufacturing alliance agreement with OPISODIA SAS (“OPI”) for the joint manufacture of each company’s products and for the provision of contract manufacturing services to other companies. Pursuant to the contract Genopoietic manages the activities of the joint manufacturing alliance. See Note 3.

Basis of Presentation

The financial information as of June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three- and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2003 and 2002 included in the Company’s annual report on Form 10-KSB.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

The Company expects that it will need to raise capital by the end of 2004 or within the first two months of 2005 to fund planned operations and product development. Although the Company raised additional capital from the sale of its common stock in May 2004 (see Note 5), the Company’s operations will continue to require additional funding to continue fully its development plans for its technologies. There can be no assurance that the Company will be able to raise sufficient capital to fund these activities. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to curtail its operations significantly or cease operations altogether.

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

In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company. Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT’s substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies. As such, the Joint Venture Companies accounts were not included in the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. During January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US). This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requires that the results of AVAX Holdings and its majority owned subsidiaries be consolidated into the Company’s consolidated results.

Revenue

The Company’s revenues are related to the provision of contract services and through the sale of its product, the AC Vaccine Technology for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenues represent fees received or payable to the Company related to the manufacture and sale of the vaccine.

Conversion of Warrants

In the first quarter of 2004, holders of warrants to purchase 338,400 shares of common stock, which were issued in connection with the December 2003 bridge financing, elected to exercise these warrants. Upon exercise of the warrants, the Company issued 338,400 shares of its common stock in exchange for cash in the amount of $48,391.

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

AVAX accounted for its investment in the Australian Joint Venture Companies using the equity method up through the date of the repurchase of AVT shares. At the date of that transaction, the Company had recorded on its books an investment in joint venture (net of unamortized deferred gain) of approximately $12,282. As a result of the transaction, AVAX’s 95% equity in the Joint Venture Companies had a book value of approximately $1,101,400. Of this difference, $902,900, which represented the deferred gain as of December 31, 2001, was recognized as a cumulative effect of change in accounting in the three months ended June 30, 2002. The remaining difference of $186,295 was recognized as an extraordinary gain related to negative goodwill in the consolidated subsidiary. As discussed further below, these amounts are both included in the loss from discontinued operations in the 2002 consolidated statement of operations.

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies. The combined assets of the joint venture companies included in the June 30, 2004 consolidated balance sheet consists of cash of $53,649 and recorded liabilities of $88,341. Other long-term liabilities related to leasehold obligations were not recorded as the obligations will not be required to be met pursuant to the liquidation proceedings.

3.   Contractual Joint Manufacturing Alliance

In February 2004 the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (OPI) that will provide approximately $1,500,000 (US) funding per year from OPI for the combined French facilities of the Company and OPI for 2004 and 2005, which are under the management of Genopoietic, the Company’s French subsidiary. Proceeds received from OPI as a result of the alliance for the six months ended June 30, 2004 were $743,637 and were recorded as revenue to the extent the proceeds received were equal to the amount of expenses allocable to OPI, $744,576 pursuant to the contract. The remaining $939 net balance due was recorded in deferred revenue in the accompanying consolidated balance sheet. The allocation of the expenses is based upon the allocation of effort of the employees of the alliance in the manufacture of each company’s products.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

4.   Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosure are not likely to be representative of the effects on reported net income or losses for future years. The Company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income (loss) as reported	$27,469	$(742,889)	$(1,077,021)	$(1,824,489)
Stock based compensation expense as reported	—	—	—	—
Stock based compensation expense under fair value
method	(212,073)	(66,530)	(424,146)	(133,060)

Pro forma net loss attributable to common
stockholders	$(184,604)	$(809,419)	$(1,501,167)	$(1,957,549)

Pro forma net loss per share	$(0.01)	$(0.03)	$(0.09)	$(0.09)

5.   Private Placement of Equity Securities

On May 21, 2004, the Company closed the private placement of 10,166,667 shares of the Company’s common stock plus warrants to purchase 1,525,000 shares of common stock at $0.35 per share (Series A warrants) and warrants to purchase 1,525,000 shares of common stock at $0.39 per share (Series B warrants). Gross proceeds from the offering were $3,050,000. Advisory fees and expenses of $156,677 were incurred resulting in net proceeds of $2,893,323.

6.   Conversion of Bridge Notes into Common Stock

On May 21, 2004, in compliance with the Note Purchase Agreements entered into in December, 2003, the Company converted the principal ($950,000) and interest ($23,275) on the bridge notes into common stock at an exercise price of $0.13 per share resulting in the issuance of 7,486,430 shares of the Company’s common stock.

7.   License and Research Agreements

The Company has received correspondence from Rutgers regarding their belief that the Company is not in compliance with the license agreement and of their position that the Company’s rights pursuant to the license agreement have been canceled. The Company is in arrears on certain payments pursuant to the research agreement while awaiting certain correspondence and documentation that the Company is entitled to pursuant to the agreement. In addition, certain patents fees, which have been accrued in the consolidated balance sheet, have been disputed by the Company for which there has been no resolution. It is the Company’s position that it has fully met its obligations under the license and research agreements and this has been communicated to Rutgers.

The Company has reached a preliminary agreement with Rutgers to terminate all agreements with Rutgers for a one-time payment by the Company to Rutgers of an immaterial amount.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These factors might include:

•	AVAX’s history of operating losses, its continuing cash requirements, its continuing need to raise more money, and the uncertainty of the Company’s future profitability and ability to sustain operations.

•	Because of our limited cash and financial resources, there is substantial doubt about our ability to continue as a going concern.

•	Uncertainty relating to AVAX’s ability to enter into contract manufacturing agreements that can provide sufficient revenue to cover all or any substantial part of the operating expenses of the Company.

•	Uncertainty about whether the Company’s products will again begin or successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. or France.

•	Uncertainty about whether the Company’s AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company’s AC Vaccine products will be commercially accepted and profitable.

•	The Company’s difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for the Company’s planned clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company’s control.

•	The Company’s financial and development obligations and its responsibility to meet requisite research funding levels under its license and research agreements in order to protect AVAX’s rights to its products and technologies.

•	Because our common stock is a “penny stock”, you may have difficulty selling our common stock in the secondary trading market.

•	Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

General

        Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $67,148,495 as of June 30, 2004, and $1,824,489 for the six months ended June 30, 2004. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts in Europe, the cost of maintaining our manufacturing facility in the United States, and activities related to planned reestablishment of our clinical trials for M-Vax and O-Vax, pre-clinical studies.

        Our ability to survive as an operating company depends upon, among other things, our ability to raise additional capital to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. Our M-Vax and O-Vax products do not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax, O-Vax, or any other products that we may develop.

        We presently anticipate that our current cash resources, including the net proceeds of the private placement that we closed in May 2004, will be sufficient to fund operations only through the end of 2004 and possibly into the first month or two of 2005, depending upon how aggressively we implement our development plans. We have only a limited ability to generate revenues from operations, and any revenues we generate are almost certain to be substantially less than our operating expenses. Accordingly, unless we raise additional equity capital by the end of 2004 or early in 2005, we will likely cease operations.

        The major challenge for us and others in the biopharmaceutical industry are the significant costs, time delays and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

•	the FDA clinical hold of our AC Vaccine clinical trials in 2001 and the resultant substantial expenses and delays in resolving the FDA concerns and refiling new INDs for a revised AC Vaccine;
•	manufacturing challenges relating to the production of a vaccine from the patient’s own cancer cells, such as the sterility issues we previously experienced at our Philadelphia facility;
•	our failure to develop a market for the AC Vaccine in Australia notwithstanding substantial expenditures of time and money to do so;
•	our inability to agree with the FDA on an acceptable potency assay (which is a biological measure of the drug’s active ingredients) to our product prior to administration of the vaccine which will be required for later stage clinical trials and commercial approval of the vaccine;
•	our inability to generate any meaningful revenues from any other products or services while we work to develop our lead products and technologies; and
•	the cutbacks in our development plans and programs due to the limited cash resources in recent years, which is not likely to change unless we are able to raise substantial additional capital.

        Notwithstanding these setbacks, we believe that the potential efficacy and viability of the AC Vaccine technology is still substantial and is, in many respects, of greater probability today than it was three years ago. We base this optimism in our lead products on the following:

•	As a result of the FDA clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine using the established manufacturing format (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA. Through these research and development activities we re-engineered the manufacturing steps for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology, which we believe has substantial advantages over the former “fresh” product.
•	After years of frustration and lack of acceptance of the AC Vaccine technology among the oncology community in Australia, which resulted in us abandoning our efforts in Australia, we are experiencing meaningful new acceptance of the AC Vaccine technology in Europe, particularly in France and Spain, among keys members of the oncology community.
•	In France, AFSSAPS has published regulations specific to the regulation of cell and gene therapies (which includes the AC Vaccine technology). Based upon prior clinical results achieved with the fresh vaccine, these regulations create a potential new regulatory path for the approval of M-Vax in France.

        Our continued belief in the AC Vaccine technology is, however, tempered by our continuing inability to raise sufficient capital to implement an aggressive product development effort. As a result, for the past two years, our primary focus has been on reducing costs, raising additional capital, taking the least expensive steps possible to maintain positive momentum in product development, and clinical advancement of the technology. The infusion of significant additional capital would not assure success in developing a marketable product in Europe or in the U.S., but it would allow us to accelerate the plan of operation described below. Our continuing most significant challenge is the limited capital resources of the Company.

Manufacturing, Research and Development Expenses

        Our manufacturing, research and development expenses consist primarily of cost associated with the clinical trials of our product candidates, compensation and other expenses for research personnel, payments to collaborators under contract research agreements, costs for our consultants and compensation, materials, maintenance and supplies for the operation and maintenance of our biological clean room facilities which are necessary for the production of materials to be used in clinical trials. All of the costs disclosed in this category of expense qualify as research and development expenses in accordance with the guidance included in Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs.”

        Manufacturing costs are included in this caption as they relate to the costs of developing, supporting and maintaining facilities and personnel that produce clinical samples in compliance with current Good Manufacturing Practices (cGMP). Currently, the facilities and personnel maintained for manufacturing are the minimum required to be in compliance with cGMP. Based upon the current capacity of facilities and personnel and the Company’s current and future planned clinical trials, we presently have excess capacity in our manufacturing facility in Lyon, France. We use the excess capacity in Lyon to generate cash flow in the form of contract manufacturing alliances. As the incremental costs incurred to provide these services are not material or quantifiable they are not broken out from this caption and offset against the revenues generated.

        Our research and development activities are primarily focused on clinical development and trials of our AC Vaccine technology for the treatment of melanoma and other cancers.

        Manufacturing, research and development costs incurred through June 30, 2004 and for the six months ended June 30, 2004 and 2003 were $41,944,315, $1,624,801 and $677,916, respectively. The majority of these costs relate to clinical research and development of the Company’s AC Vaccine technology. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Plan of Operation

    Background.   In November 1995, we acquired the rights to the AC Vaccine technology pursuant to the TJU License. Assuming we can obtain the necessary funding, we intend to continue to be engaged in the development and commercialization of our AC Vaccine products and our other products and compounds.

        We experienced events during 2001 that significantly affected our operations during the year. In March and April 2001, we received first oral notification and then written confirmation from the FDA that clinical activities for both our M-Vax and O-Vax autologous cancer vaccines were placed on clinical hold pending further review by the agency. The written notification from the FDA confirming the clinical hold identified the specific issues that the FDA would like addressed, which dealt primarily with the sterility of autologous tumors received by us at the Philadelphia facility and the assurance that vaccines being provided to patients would meet FDA sterility guidelines.

        In conjunction with the clinical hold, the FDA conducted an inspection of our manufacturing facility in Philadelphia, which inspection was completed in May 2001. As a result of that facility inspection, we received a Form 483, which is a finding of manufacturing facility deficiency, to which we initially responded at the end of June 2001. The issues raised in the Form 483 were essentially consistent with those in the clinical hold letter with no new significant areas of concern identified.

        In developing our response to the FDA clinical hold letters and the Form 483, we identified and began to implement a number of product development initiatives related to the AC Vaccine technology. As a result, we determined certain product improvements to the vaccine could be instituted that would address certain concerns of the FDA and make the vaccine more viable from a regulatory and commercial perspective. Throughout the remainder of 2001 and into 2002, we continued to evaluate (1) the prospect of freezing the haptenized cells for distribution to the end user, (2) steps that could be taken to help ensure that final released vaccines prepared by us are sterile and (3) tests to determine the minimal number of cells necessary for the vaccine to be effective. Based upon the results of these efforts, we re-engineered the manufacturing steps to create and release the vaccine technology to take advantage of these potential product improvements.

        Based upon the changes to the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we decided to place our original INDs for M-Vax and O-Vax on inactive status, given the FDA’s view that the revisions to the manufacturing process, necessary to address the Agency’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that the Company file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA in 2002, we determined to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer. Our Philadelphia facility was validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, we decided not to initiate the clinical trials and instituted further cost minimization steps which resulted in additional management changes at the end of 2002.

        Also, during 2002, based upon a negative reaction by authorities in Australia to an application for product reimbursement for M-Vax, we determined that we would be unable to support further the operation in Australia and a decision was made to discontinue and liquidate the joint venture companies. We had not received formal rejection of our reimbursement application, but a panel of oncologists selected by the regulatory authority in Australia had recommended against governmental reimbursement for M-Vax in Australia. Subsequent to our liquidation of the Australian entity we received formal notification of our rejection of reimbursement by the appropriate authorities. Our experience in Australia demonstrated the importance of obtaining support for the technology among the leading oncologists within a particular country or community, which we were never able to achieve in Australia during this period. The results of the Australian operation, which was consolidated in our results beginning in the first quarter of 2002, are treated as a discontinued operation and its results are separated from our results from continuing operations.

        In November 2003, we completed a bridge financing of $950,000 (before expenses of approximately $26,250), which provided funding for U.S. operations (and certain of our European costs) for the balance of 2003 and the first half of 2004 at current spending levels. Seven individual and institutional investors participated in the financing. On May 21, 2004, we closed a private placement of our common stock for gross proceeds of $3.05 million. In conjunction with the closing of the private placement, the bridge notes and accrued interest, in the amount of $23,275, were converted into approximately 7,487,000 shares of common stock, in accordance with the terms of the bridge notes.

        Current Plan of Operation.   The following is a summary of our plan of operation based on our current cash resources and assuming no material capital infusion in the next six months.

        We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With our current compassionate use and clinical activities planned we anticipate that this excess capacity will exist into the near and long term. To capitalize on this and to reduce cash required for research, development and administrative activities, we are seeking to expand our contract manufacturing in the United States and France for other companies engaged in pharmaceutical and gene therapy product development programs. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a manufacturing alliance with OPISODIA SAS (“OPI”) that will provide approximately $1,500,000 (US) funding per year from OPI for our combined facilities for the next two years, which combined facilities are under the management of Genopoietic, our French subsidiary. This funding commitment and certain other grant revenue, tax refunds and existing cash resources in France, should be sufficient to fund the manufacturing operations of our French facilities in 2004 but are not sufficient to fund our administrative, research and product development programs for France outlined below. The operation of our Lyon facility is, however, dependent upon the timely payment by OPI of its funding commitments and our ability to collect certain accounts receivable on our books. OPI has timely made all required payments to us under this manufacturing alliance. We continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional revenue to fund our operations and the costs of the facilities while we continue to explore other options to finance our product and technology development programs. We believe that we have developed significant expertise in producing certain biological products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain current Good Manufacturing Practices (cGMP) at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities may be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own cGMP facilities.

        Our plan of operation is to obtain one or more additional contract manufacturing agreements that can generate sufficient revenue to allow us to maintain these two facilities and to cover certain of our other operating expenses while we continue to explore financing and strategic options to develop the AC Vaccine technology and our other product candidates. In addition to the funds we received in May 2004, we need to raise more money in 2004 or the first two months of 2005 to continue research, product development and clinical development.

        With the net proceeds from our private placement of common stock and warrants closed on May 21, 2004, we are pursuing the following development plan. We have, throughout 2003 and particularly in the second half of 2003 and the first quarter of 2004, laid the foundation for a significantly more aggressive development plan for our key technologies that we have not been able to pursue during the past three years. The full implementation of this plan is contingent upon additional funds beyond which we received in the May 2004 private placement. The steps that have already been taken to implement this plan include:

•	Continuing development work on the AC Vaccine, particularly in France.

•	Pre-Biological License Application (BLA) filing meetings and follow-up contacts with representatives of AFSSAPS (the French counterpart of the FDA) regarding our planned filing of a BLA in France for the AC Vaccine.

•	Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

•	Alliance with OPI to place management of their French facility under Genopoietic management control and to obtain funding of the combined facility manufacturing operations from OPI.

•	Established and maintained at our Lyon, France facility the designation Establissment Pharmaceutique under applicable French regulations.

•	Commenced treatment of melanoma patients on a compassionate use basis with our AC Vaccine.

        With this foundation, our plan of operation (assuming appropriate funding levels) includes:

•	A planned BLA filing in France in the second half of 2004 for the marketing of M-Vax in France.

•	Commence a planned bridging study with AC Vaccine for melanoma, using the DTH endpoint, to augment the BLA filing in the second half of 2004.

•	Commence clinical trials for the AC Vaccine in France for multiple indications upon approval of our BLA and INDs upon receipt of authorization from AFSSAPS.

•	Continuing to offer M-Vax on a compassionate use basis in Spain, France and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Prepare to approach the FDA with clinical data generated from our trials in France, and with the planned BLA French submission information, to determine the expected clinical programs which will need to be completed to be in a position to submit clinical data for approval of the vaccine in the United States. We have held informal discussions with the FDA and anticipate amending our current INDs for melanoma in the second half of 2004.

        We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. The full implementation of this plan of operation is dependent upon us obtaining additional funding before the end of 2004 or early in 2005. We believe we have the facilities, the facility managers and technical staff, the scientific staff and consultants in place to implement this plan. If we were able to obtain additional funding, we would undoubtedly make a minimal number of additional key employment offers, to re-establish our executive ranks, and possibly to add a Medical Director to our staff.

Results of Operations

Three and Six Months Ended June 30, 2004, Compared to Three and Six Months Ended June 30, 2003.

        Revenues recognized in the first six and three months of 2004 were $855,260 and $507,557, respectively, compared with revenues of $611,615 and $383,000, respectively, for the same periods in 2003. The increase in revenues in the six- and three-month periods is due to a higher monthly revenue stream related to the manufacturing alliance agreement with OPI plus additional revenue recognized related to sale of the vaccine on a compassionate use basis through the Company’s distribution partner.

        For the first six months of 2004, the Company’s manufacturing, research and development expenses increased 139% to $1,624,801 from $677,916 for the same six months in 2003. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
United States	$(369,454)	$200,137	$253,340	$543,979
France	260,815	575,365	424,576	1,080,822

	$(108,639)	$775,502	$677,916	$1,624,801

        In the United States the cost increase for the three- and six-month periods was the result of the reversal of accrued charges related to litigation and other matters which resulted in a reversal of expenses of approximately $720,000. Adjusted for the effect of this item, the actual operating costs for both the three- and six-month periods decreased. This decrease was the result of the decision to reduce further staff and facilities and not to continue further contract research agreements with certain universities with which the Company has contract research agreements. Patent costs decreased over the period due to revisions of the Company’s patent strategy.

        In France, the cost increase relates to the addition of headcount and facilities costs associated with the manufacturing of the vaccine for patient treatments on a compassionate use basis, activities underway for the preparation of the BLA filing with the French regulators and planned activities related to the IND submissions to the French authorities.

        For the first six months of 2004, the Company’s selling, general and administrative expenses decreased approximately 10%, to $925,635 from $1,028,514 for the same six months in 2003. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
United States	$382,418	$324,040	$878,789	$704,135
France	89,533	106,259	149,725	221,500

	$471,951	$430,299	$1,028,514	$925,635

        In the United States, decreases in expenses for the three- and six-month periods were the result of decreased costs of insurance due to a reduction of certain policy limits, decreases in professional fees associated with legal activities in both France (which related to the United States entities) and the United States, and the elimination of costs associated with the Company’s listing on NASDAQ.

        In France, selling, general and administrative expenses for the three- and six-month periods increased as a result of staff increases due to increased activities related to the compassionate use sales of the vaccine in France and in increase in professional fees associated with finalizing and establishing the manufacturing alliance during February, 2004.

        Interest expense for the six and three months ended June 30, 2004 was $130,994 and $45,002, respectively compared to no interest expense being recognized during the six- and three-month periods ending June 30, 2003. The current year expense includes interest accrued on the face amount of the loans plus amortization of the discount on the bridge loans issued in December 2003. The loans subsequently matured and the notes and related accrued interest were converted into common stock.

        The Company anticipates that, over the next 12 months, presuming it receives funding or some other type of capital infusion, manufacturing, research and development expenses will increase as compared with 2003 due to planned increases in the development activities related to the AC Vaccine and to increased expenses incurred related to the OPI manufacturing joint venture alliance.

Liquidity and Capital Resources

        We presently anticipate that our current resources plus the net proceeds of the private placement that we closed on May 21, 2004 should be sufficient to fund operations through the end of 2004 and possibly into the first two months of 2005 depending upon how aggressively we implement our development plans discussed above. That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of our technologies, (2) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (3) costs associated with the production requirements pursuant to contract manufacturing agreements in Lyon, France. We will need to raise additional money or to initiate additional contract manufacturing relationships on terms favorable to us or enter into a strategic alliance relationship by the end of 2004 to continue to maintain each of our manufacturing facilities and continue our operations into 2005. If we are unable to raise additional money, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives in the second half of 2004. The report of independent auditors on the audit of our consolidated financial statements for the year ended December 31, 2003 contains an explanatory paragraph about conditions raising substantial doubt about our ability to continue as a going concern.

        Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations through the end of 2004. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships that we will require on acceptable terms, if at all. If adequate funds are not available we will likely cease operations at the end of 2004 or in early 2005.

Item 3.   Controls and Procedures.

        An evaluation was carried out by the Company’s chief executive and financial officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation as of the end of the period covered by this report, the chief executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

        The Company has settled the previously disclosed litigation with Absorption Systems by agreeing to pay Absorption Systems $33,900 plus interest, $15,000 of which has already been paid, and the balance of which is being paid in monthly installments of $5,000.

Item 2.   Changes in Securities and Use of Proceeds.

        On May 21, 2004, we closed the private placement of 10,166,667 shares of common stock plus warrants to purchase 1,525,000 shares of common stock at $0.35 per share (Series A warrants) and warrants to purchase 1,525,000 shares of common stock at $0.39 per share (Series B warrants). Gross proceeds from the offering were $3,050,000. On that same day, in accordance with the terms of the Note Purchase Agreements entered into in December 2003, we converted the principal ($950,000) and interest ($23,275) on the bridge notes into common stock at an exercise price of $0.13 per share resulting in the issuance of 7,486,430 shares of our common stock.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certifications of Principal Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

1.	A report on Form 8-K was filed on June 2, 2004, reporting the completion of a private placement of shares of the Company’s common stock.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc.
Date: August 16, 2004	By:	/s/ Richard P. Rainey

Richard P. Rainey President