Form 10QSB
period 2004-09-30
AVAX TECHNOLOGIES INC
filed 2004-11-15
CIK 1015441

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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
Common Stock, par value $.004 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

As of November 11, 2004, 36,071,568 shares of the Registrant’s common stock, par value $.004 per share, were outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format:  ☐ Yes   ☒ No

AVAX TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,125,960	$2,010,640
Marketable securities	262,744	210,345
Accounts receivable	52,542	147,862
Inventory	48,777	146,925
Prepaid expenses and other current assets	270,565	216,368

Total current assets	1,760,588	2,732,140
Property and equipment, at cost	3,373,703	3,494,640
Less accumulated depreciation	2,047,907	2,343,202

Net property and equipment	1,325,796	1,151,438
Research and development tax credit receivable	345,426	251,686
Goodwill	188,387	188,387

Total assets	$3,620,197	$4,323,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,699,398	$1,817,908
Deferred revenue	—	182,347
Loans payable – Convertible notes (Face amount $950,000)	837,355	—
Loans payable – ANVAR grant payable	345,672	340,870

Total current liabilities	2,882,425	2,341,125
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C
– 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0	—	—
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 (liquidation preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 50,000,000 at December 31, 2003 and 150,000,000 at
September 30, 2004
Issued and outstanding shares – 18,080,071 at December 31, 2003 and
36,071,568 at September 30, 2004	72,320	144,286
Additional paid-in capital	65,583,434	69,426,457
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	406,079	419,268
Deficit accumulated during the development stage	(65,324,006)	(68,007,430)

Total stockholders’ equity	737,772	1,982,526

Total liabilities and stockholders’ equity	$3,620,197	$4,323,651

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation)
	2003	2004	2003	2004	To September 30, 2004
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	369,690	289,675	981,305	1,144,935	3,500,219

Total revenue	369,690	289,675	981,305	1,144,935	5,451,219
Costs and expenses:
Research and development	734,772	550,398	1,356,338	2,151,046	42,470,560
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property
and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	417,080	601,616	1,501,944	1,551,404	27,394,933

Total operating loss	(782,162)	(862,339)	(1,876,977)	(2,557,515)	(72,967,061)
Other income (expense):
Interest income	1,121	3,404	13,315	5,085	5,632,350
Interest expense	—	—	—	(130,994)	(812,067)
Other, net	—	—	5,600	—	143,193

Total other income (loss)	1,121	3,404	18,915	(125,909)	4,963,476

Loss from continuing operations	(781,041)	(858,935)	(1,858,062)	(2,683,424)	(68,003,585)
Loss from discontinued operations	—	—	—	—	(3,845)

Net loss	(781,041)	(858,935)	(1,858,062)	(2,683,424)	(68,007,430)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(781,041)	$(858,935)	$(1,858,062)	$(2,683,424)	$(69,877,463)

Loss per common share – basic and diluted	$(.04)	$(.02)	$(.11)	$(.10)

Weighted average number of common shares
outstanding	18,080,071	36,071,568	17,310,846	27,188,620

Net loss	$(781,041)	$(858,935)	$(1,858,062)	$(2,683,424)
Foreign currency translation gain	8,346	5,095	20,027	13,189

Net comprehensive loss	$(772,695)	$(853,840)	$(1,838,035)	$(2,670,235)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation)
	2003	2004	To September 30, 2004
Operating activities
Net loss	$(1,858,062)	$(2,683,424)	$(68,007,430)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	370,955	304,196	4,087,327
Amortization of discount on convertible notes payable	—	112,645	142,500
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Extraordinary gain related to negative goodwill on
consolidated subsidiary	—	—	(186,295)
Cumulative effect of change in accounting	—	—	(902,900)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other
intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to
preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and
equipment	(5,600)	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	2,438	(97,403)	(30,384)
Inventory	7,979	(100,218)	(108,004)
Prepaid expenses and other current assets	388,583	51,877	(48)
Accounts payable and accrued liabilities	(2,210,207)	146,034	740,911
Deferred revenue	(63,966)	184,916	184,916
Research and development tax credit receivable	179,057	90,195	59,186
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(3,188,823)	(1,991,182)	(57,542,492)

Investing activities
Purchase of marketable securities and short-term
investments	(873,509)	(945,613)	(351,973,210)
Proceeds from sale of marketable securities	958,473	998,012	344,646,393
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(82,131)	(133,465)	(3,184,661)
Proceeds from sale of furniture and equipment	5,600	—	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	—	991,634

Net cash provided by (used in) investing activities	8,433	(81,066)	(2,975,008)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation)
	2003	2004	To September 30, 2004
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of
warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and
preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	4,542
Shareholder capital contribution	—	—	93,637
Proceeds received from exercise of stock warrants	—	48,391	76,892
Elimination of the consolidated accounting treatment
for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in
consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and
common stock	—	2,893,323	60,865,964

Net cash provided by financing activities	—	2,941,714	62,143,815

Effect of exchange rate changes on cash	91,988	15,214	384,325

Net increase (decrease) in cash and cash equivalents	(3,088,042)	884,680	2,010,640

Cash and cash equivalents at beginning of period	3,840,406	1,125,960	—

Cash and cash equivalents at end of period	$752,004	$2,010,640	$2,010,640

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000

Common stock warrants issued in conjunction with
convertible notes payable	$—	$—	$142,500

Conversion of bridge loans into common stock	$—	$950,000	$950,000

Payment of interest on bridge loans with common stock	$—	$23,275	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months ended September 30, 2004 and 2003

1.   Organization and Summary of Significant Accounting Policies

AVAX Technologies, Inc. (the Company) is a development stage biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional food supplement and all of the related patents and other intellectual property (the Product).

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

Basis of Presentation

The financial information as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

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

Reclassifications

Certain prior year and cumulative expenses for legal costs for patents have been reclassified from research and development expenses to general and administrative expenses, to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

In 1999, the Joint Venture Companies were included in the consolidated financial statements of the Company. Due to additional investment by AVT in the Joint Venture Companies in 2000, whereby AVT acquired a 50% ownership interest, and AVT’s substantial and active involvement in the operations of the Joint Venture Companies late in 2000, the Company no longer exercised control over the Joint Venture Companies. As such, the Joint Venture Companies accounts were not included in the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000. During January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in each company in exchange for cash consideration of approximately $1,860,000 AUD (approximately $970,000 US). This resulted in AVAX Holdings owning a 95% interest in the Joint Venture Companies as of the date of the transaction, giving AVAX Holdings control of the companies and requiring the results of AVAX Holdings and its majority owned subsidiaries be consolidated into the Company’s consolidated results.

Revenue

The Company’s revenues are related to the provision of contract services and the sale of its product, the AC Vaccine for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients (see Note 3). Product revenues represent fees received or payable to the Company related to the manufacture and sale of the vaccine. Product revenue is recognized when the vaccine is received by the hospital administering the vaccine. Royalties related to product sales are recorded 60 days after the product is received for administration to the patient in accordance with the product distribution agreement.

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

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies. The combined assets of the joint venture companies included in the September 30, 2004 consolidated balance sheet consists of cash of $53,649 and recorded liabilities of $88,341. Other long-term liabilities related to leasehold obligations were not recorded as obligations as they will not be required to be met pursuant to the liquidation proceedings.

3.   Contractual Joint Manufacturing Alliance

In February 2004 the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (OPI) that will provide approximately $1,500,000 (US) funding per year from OPI for the combined French facilities of the Company and OPI for 2004 and 2005, which are under the management of Genopoietic, the Company’s French subsidiary. Pursuant to the contract the total manufacturing expenses incurred are allocated to OPI based upon a pre-determined allocation of the total number of personnel available to work on the OPI contract. Proceeds received from OPI as a result of the alliance for the nine months ended September 30, 2004 were $1,105,596 expenses allocated and were recorded as revenue to the extent the proceeds received were equal to the amount of expenses allocable to OPI. Amounts received in excess of expenses allocated to the OPI contract for the period ended September 30, 2004 were $89,182 and were recorded in deferred revenue in the accompanying consolidated balance sheet. The allocation of the expenses is based upon the allocation of the number of employees of the alliance available to work on the manufacture of OPI’s products. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent the expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

4.   Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosure are not likely to be representative of the effects on reported net income or losses for future years. The Company’s pro forma information follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2004	2003	2004
Net loss as reported	$(781,041)	$(858,935)	$(1,858,062)	$(2,683,424)
Stock based compensation expense as
reported	—	—	—	—
Stock based compensation expenses
under fair value method	(212,073)	(66,530)	(636,219)	(199,590)

Pro forma net loss attributable to
common stockholders	$(993,114)	$(925,465)	$(2,494,281)	$(2,883,014)

Pro forma net loss per share – basic and diluted	$(0.05)	$(0.03)	$(0.14)	$(0.11)

Net loss per share as reported	$(0.04)	$(0.02)	$(0.11)	$(0.10)

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

6.   Conversion of Bridge Notes into Common Stock

On May 21, 2004, in compliance with the Note Purchase Agreements entered into in December, 2003, the Company converted the principal ($950,000) and interest ($23,275) on the bridge notes into common stock at an exercise price of $0.13 per share resulting in the issuance of 7,486,430 shares of the Company’s common stock with a par value of $0.004 per share.

7.   License and Research Agreements

The Company previously received correspondence from Rutgers University stating their belief that the Company was not in compliance with the license agreement and their position that the Company’s rights under the license agreement had been canceled. The Company was in arrears on certain payments under the research agreement while awaiting certain correspondence and documentation that the Company was entitled to under the agreement. In addition, certain patents fees, which had been accrued in the consolidated balance sheet, were disputed by the Company, for which there was no resolution. In third quarter 2004, the Company reached an agreement with Rutgers to terminate all license and other agreements with Rutgers for a one-time payment by the Company to Rutgers of an immaterial amount.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These factors might include:

•	AVAX’s history of operating losses, its continuing cash requirements, its continuing need to raise more money, and the uncertainty of the Company’s future profitability and ability to sustain operations.

•	Because of the Company’s limited cash and financial resources, there is substantial doubt about its ability to continue as a going concern.

•	Uncertainty relating to AVAX’s ability to enter into contract manufacturing agreements that can provide sufficient revenue to cover all or any substantial part of the operating expenses of the Company.

•	Uncertainty about whether the Company’s products will again begin or successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. or France.

•	Uncertainty about whether the Company’s AC Vaccine technology can be developed to produce safe, effective and commercially viable products, and if so, whether the Company’s AC Vaccine products will be commercially accepted and profitable.

•	The Company’s difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for the Company’s planned clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company’s control.

•	The Company’s financial and development obligations and its responsibility to meet requisite research funding levels under its license and research agreements in order to protect AVAX’s rights to its products and technologies.

•	Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, under Item 1 – “Description of Business – Risk Factors” and in its Registration Statement on Form SB-2 (Registration No. 333-118334) filed with the SEC on November 8, 2004, under “Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $68,007,430 as of September 30, 2004. We incurred net losses of $2,683,424 and $1,858,062 for the nine months ended September 30, 2004 and 2003, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts in Europe, the cost of maintaining our manufacturing facility in the United States, and activities related to planned reestablishment of our clinical trials for M-Vax and O-Vax, pre-clinical studies.

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

We presently anticipate that our current cash resources, including the net proceeds of the private placement that we closed in May 2004, will be sufficient to fund operations only through the end of 2004 and possibly into the first quarter of 2005, depending upon how aggressively we implement our development plans. We have only a limited ability to generate revenues from operations, and any revenues we generate are almost certain to be substantially less than our operating expenses. Accordingly, unless we raise additional equity capital by the end of 2004 or early in 2005, we will likely cease operations.

The major challenge for us and others in the biopharmaceutical industry are the significant costs, time delays and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

•	the FDA clinical hold of our AC Vaccine clinical trials in 2001 and the resultant substantial expenses and delays in resolving the FDA concerns and refiling new INDs for a revised AC Vaccine;
•	manufacturing challenges relating to the production of a vaccine from the patient’s own cancer cells, such as the sterility issues we previously experienced at our Philadelphia facility;
•	our failure to develop a market for the AC Vaccine in Australia notwithstanding substantial expenditures of time and money to do so;
•	our inability to agree with the FDA on an acceptable potency assay (which is a biological measure of the drug’s active ingredients) of our product prior to administration of the vaccine which will be required for later stage clinical trials and commercial approval of the vaccine;
•	our inability to generate any meaningful revenues from any other products or services while we work to develop our lead products and technologies; and
•	the cutbacks in our development plans and programs due to the limited cash resources in recent years, which is not likely to change unless we are able to raise substantial additional capital.

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

Research and Development Expenses

Our clinical trials were halted by the FDA in March 2001, and we have not initiated new clinical programs with the AC Vaccine since that time. Research and development activities during the interim period include re-engineering the manufacturing processes for production of the AC Vaccine, development of new tests required for the appropriate identification, sterility and potency of the AC Vaccine, and validation of the techniques, personnel and procedures that have been implemented. In addition, we have incurred research and development expenses in designing clinical trial protocols, amending protocols and working with regulatory authorities in the U.S. and France to get clinical trials initiated for the AC Vaccine.

Our research and development expenses consist primarily of cost associated with the clinical trials of our product candidates, compensation and other expenses for research personnel, payments to collaborators under contract research agreements, costs for our consultants and compensation, materials, maintenance and supplies for the operation and maintenance of our biological clean room facilities which are necessary for the production of materials to be used in clinical trials. All of the costs disclosed in this category of expense qualify as research and development expenses in accordance with the guidance included in Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs.”

Currently, the facilities and personnel maintained for manufacturing are the minimum required to be in compliance with current Good Manufacturing Practices (cGMP). Based upon the current capacity of facilities and personnel and the Company’s current and future planned clinical trials, we presently have excess capacity in our manufacturing facility in Lyon, France. We use the excess capacity in Lyon to generate cash flow in the form of contract manufacturing alliances.

Contract manufacturing encompasses services we provide to other bio-technology or pharmaceutical companies that are pursuing the clinical development of biological products. The engagements generally consist of two components. The first component is process validation in which the contracting company provides information on its product and the processes and techniques used to produce the product. Procedures are developed, documented and cataloged for the cGMP production of the product using known and acceptable techniques, tests and materials. Small scale lots are produced, techniques validated and feasibility of the production processes and tests validated. The end product of the first phase of an engagement is a pilot batch of product and the necessary production formulation and techniques to be used to file an IND with regulatory authorities for human clinical trials. The second phase of an engagement consists of the production of batches of product to be used in human clinical trials. The typical engagement results in production of small batches of product to be used in early stage (Phase 1 and 2) clinical trials.

We have incurred essentially no incremental additional expenses to perform contract services for OPI. To maintain our existing clean room facility in Lyon, France requires a minimum level of personnel to perform regulatory quality control and quality assurance functions. The personnel we utilize at our Lyon facility is the minimum compliment that we believe is required to maintain the cGMP status of that facility. With this current established infrastructure, we have had and continue to have excess capacity for the production of biological products. We are using this excess capacity to provide the contract services to OPI, at essentially no additional expense to us.

The costs incurred to provide these services to OPI have not been broken out from our research and development expenses as they have not been material to date. If contract manufacturing costs in future periods are material, they will be broken out from research and development expenses and classified as costs of goods sold.

Our research and development activities are primarily focused on clinical development and trials of our AC Vaccine technology for the treatment of melanoma and other cancers.

Research and development costs incurred through September 30, 2004 were $42,470,560. Research and development costs were $2,151,046 and $1,356,338 for the nine months ended September 30, 2004 and 2003, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Plan of Operation

Background.   In November 1995, we acquired the rights to the AC Vaccine technology pursuant to the TJU License. Assuming we can obtain the necessary funding, we intend to continue to be engaged in the development and commercialization of our AC Vaccine products and our other products and compounds.

We experienced events during 2001 that significantly affected our operations. In March and April 2001, we received first oral notification and then written confirmation from the FDA that clinical activities for both our M-Vax and O-Vax autologous cancer vaccines were placed on clinical hold pending further review by the agency. The written notification from the FDA confirming the clinical hold identified the specific issues that the FDA would like addressed, which primarily dealt with the sterility of autologous tumors received by us at the Philadelphia facility and the assurance that vaccines being provided to patients would meet FDA sterility guidelines.

In conjunction with the clinical hold, the FDA conducted an inspection of our manufacturing facility in Philadelphia, which inspection was completed in May 2001. As a result of that facility inspection, we received a Form 483, which is a finding of manufacturing facility deficiencies, to which we initially responded at the end of June 2001. The issues raised in the Form 483 were essentially consistent with those in the clinical hold letter, with no new significant areas of concern identified.

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

Based upon the changes to the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we decided to place our original INDs for M-Vax and O-Vax on inactive status, given the FDA’s view that the revisions to the manufacturing process, necessary to address the Agency’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that we file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA in 2002, we determined to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer. Our Philadelphia facility was validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, however, we decided not to initiate the clinical trials and instituted further cost minimization steps which resulted in additional management changes at the end of 2002.

Also during 2002, based upon a negative reaction by authorities in Australia to an application for product reimbursement for M-Vax, we determined that we would be unable to support further the operation in Australia and a decision was made to discontinue and liquidate the Australian joint venture companies. We had not received formal rejection of our reimbursement application, but a panel of oncologists selected by the regulatory authority in Australia had recommended against governmental reimbursement for M-Vax in Australia. Subsequent to our liquidation of the Australian entity, we received formal notification of our rejection of reimbursement by the appropriate authorities. Our experience in Australia demonstrated the importance of obtaining support for the technology among the leading oncologists within a particular country or community, which we were never able to achieve in Australia during this period. The results of the Australian operation, which was consolidated in our results beginning in the first quarter of 2002, are treated as a discontinued operation and its results are separated from our results from continuing operations.

In November 2003, we completed a bridge financing of $950,000 (before expenses of approximately $26,250), which provided funding for U.S. operations (and certain of our European costs) for the balance of 2003 and the first half of 2004. Seven individual and institutional investors participated in the financing. On May 21, 2004, we closed a private placement of our common stock for gross proceeds of $3.05 million. In conjunction with the closing of the private placement, the $950,000 principal amount of the bridge notes and accrued interest in the amount of $23,275 were converted into approximately 7,487,000 shares of common stock in accordance with the terms of the bridge notes.

Current Plan of Operation.   The following is a summary of our plan of operation based on our current cash resources and assuming no material capital infusion in the next six months.

We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With out current compassionate use and clinical activities planned, we anticipate that this excess capacity will exist into the near and long term. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a manufacturing alliance with OPI that is providing approximately $1,500,000 (US) funding per year from OPI for our combined facilities for 2004 and 2005, which combined facilities are under the management of Genopoietic, our French subsidiary. This funding commitment and certain other grant revenue, tax refunds and existing cash resources in France, should be sufficient to fund the manufacturing operations of our French facilities in 2004 but are not sufficient to fund our administrative, research and product development programs for France outlined below. The operation of our Lyon facility is, however, dependent upon the timely payment by OPI of its funding commitments and our ability to collect certain accounts receivable on our books. Through the filing of this report, OPI has timely made all required payments to us under this manufacturing alliance. We continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional revenue to fund our operations and the costs of the facilities while we continue to explore other options to finance our product and technology development programs. We believe that we have developed significant expertise in producing certain biological products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain current Good Manufacturing Practices (cGMP) at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities may be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own cGMP facilities.

Our plan of operation is to obtain one or more additional contract manufacturing agreements that can generate sufficient revenue to allow us to maintain these two facilities and to cover certain of our other operating expenses while we continue to explore financing and strategic options to develop the AC Vaccine technology and our other product candidates. In addition to the funds we received in May 2004, we need to raise additional capital in 2004 or the first two months of 2005 to continue research, product development and clinical development.

With the net proceeds from our private placement of common stock and warrants closed on May 21, 2004, we are pursuing the following development plan. We have, throughout 2003 and particularly in the second half of 2003 and the first quarter of 2004, laid the foundation for a significantly more aggressive development plan for our key technologies that we have not been able to pursue during the past three years. The full implementation of this plan is contingent upon additional funds beyond those we received in the May 2004 private placement. The steps that have already been taken to implement this plan include:

•	Continuing development work on the AC Vaccine, particularly in France.

•	Pre-Biological License Application (BLA) filing meetings and follow-up contacts with representatives of AFSSAPS (the French counterpart of the FDA) regarding our planned filing of a BLA in France for the AC Vaccine.

•	Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

•	Alliance with OPI to place management of their French facility under Genopoietic management control and to obtain funding of the combined facility manufacturing operations from OPI.

•	Established and maintained at our Lyon, France facility the designation Establissment Pharmaceutique under applicable French regulations.

•	Commenced treatment of melanoma patients on a compassionate use basis with our AC Vaccine.

With this foundation, our plan of operation (assuming appropriate funding levels) includes:

•	A planned BLA filing in France by the end of 2004 for the marketing of M-Vax in France.

•	Commence a planned bridging study with AC Vaccine for melanoma, using the DTH endpoint, to augment the BLA filing by the end of 2004.

•	Commence clinical trials for the AC Vaccine in France for multiple indications upon approval of our INDs upon receipt of authorization from AFSSAPS.

•	Continuing to offer M-Vax on a compassionate use basis in Spain, France and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Prepare to approach the FDA with clinical data generated from our trials in France, and with the planned BLA French submission information, to determine the expected clinical programs which will need to be completed to be in a position to submit clinical data for approval of the vaccine in the United States. We have held informal discussions with the FDA and have submitted to the FDA an amendment to our current INDs for melanoma.

We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. The full implementation of this plan of operation is dependent upon us obtaining additional funding before the end of 2004 or early in 2005. We believe we have the facilities, the facility managers and technical staff, the scientific staff and consultants in place to implement this plan. If we were able to obtain additional funding, we would undoubtedly make a minimal number of additional key employment offers, to re-establish our executive ranks.

Results of Operations

Three and Nine Months Ended September 30, 2004, Compared to Three and Nine Months Ended September 30, 2003.

Revenues recognized in the first nine and three months of 2004 were $1,144,935 and $289,675, respectively, compared with revenues of $981,305 and $369,690, respectively, for the same periods in 2003. The increase over the nine-month period results from the consistent revenue recognition in the current year related to the OPI contract. The decrease realized in the current three-month period is due to the higher amount of revenue recognized in the prior year period on a manufacturing contract that has since terminated.

For the first nine months of 2004, the Company’s research and development expenses increased to $2,151,046 from $1,356,338 for the same nine months in 2003. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
United States	$414,868	$232,768	$611,858	$752,594
France	319,904	317,630	744,480	1,398,452

	$734,772	$550,398	$1,356,338	$2,151,046

In the United States, expenses for the nine-month period ended September 30, 2003 reflected an approximately $720,000 reversal of accruals resulting from the settlement of litigation related to prior clinical activities. Without this reversal, research and development expenses in the first nine months of 2003 would have been approximately $2,070,000, compared to approximately $2,151,000 for the same period in 2004. The overall expenses decreased in the United States in 2004 due to lower headcount and the cancellation or expiration of research agreements. In France the increase in 2004 for nine-month expenses was due to the activities underway in preparing for the filing of the BLA with the French authorities as well as pre-clinical activities underway that are necessary to commence clinical trials in France. In France, expenses were consistent with the prior quarter, in which there was an increase in activities related to the BLA and clinical efforts.

For the first nine months of 2004, the Company’s selling, general and administrative expenses increased to $1,551,404 from $1,501,944 for the same nine months in 2003. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
United States	$364,137	$491,087	$1,299,276	$1,219,375
France	52,943	110,529	202,668	332,029

	$417,080	$601,616	$1,501,944	$1,551,404

In the United States for the nine-month period the total decrease in expenses is the result of declines in insurance expense and general operating expenses over the prior year. The increased expenses incurred in the 2004 quarter over the previous year’s quarter is the result of increased costs associated with SEC filings related to preparing and filing the registration statement to register for resale shares sold as part of the private placement in June 2004.

In France, selling, general and administrative expenses for the three- and nine-month periods increased as a result of staff increases due to increased activities related to the compassionate use sales of the vaccine in France and an increase in professional fees associated with finalizing and establishing the manufacturing alliance during February 2004.

Interest expense for the nine months ended September 30, 2004 was $130,994 compared to no interest expense being recognized during the nine-month period ended September 30, 2003. The current year expense includes interest accrued on the face amount of bridge loans plus amortization of the discount on the bridge loans issued in December 2003. The loans subsequently matured and the notes and related accrued interest were converted into common stock.

The Company anticipates that, over the next 12 months, presuming it receives funding or some other type of capital infusion, research and development expenses will increase as compared with 2003 due to planned increases in the development activities related to the AC Vaccine.

Liquidity and Capital Resources

We presently anticipate that our current resources plus the net proceeds of the private placement that we closed on May 21, 2004 should be sufficient to fund operations through the end of 2004 and possibly into the first quarter of 2005 depending upon how aggressively we implement our development plans discussed above. That current operating plan includes anticipated expenses relating to (1) continuing patent costs associated with each of our technologies, (2) continuing maintenance costs associated with the Philadelphia facility for utilization in production or contract manufacturing, and (3) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional money or to initiate additional contract manufacturing relationships on terms favorable to us or enter into a strategic alliance relationship by the end of 2004 to continue to maintain each of our manufacturing facilities and continue our operations into 2005. If we are unable to raise additional money, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives at the end of 2004 or early in 2005. The report of independent auditors on the audit of our consolidated financial statements for the year ended December 31, 2003 contains an explanatory paragraph about conditions raising substantial doubt about our ability to continue as a going concern.

If we do not commence new clinical trials for the AC Vaccine in the United States or France in the near future, it is unlikely that we will be able to raise additional monies to fund our operations, in which case we would likely cease operations. Likewise, if we resume clinical trials for one or more products, but those clinical trials do not demonstrate continuing progress toward taking one or more products to market, either in the United States or in Europe, our ability to raise additional capital to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon investor perception that the company is continuing to move its development products ultimately toward regulatory approval and commercialization. If in the near term we do not resume clinical trials, or in the future we do not demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital we need to continue our then-current business operations and business activities, and we would not likely have sufficient liquidity or cash resources to continue operating.

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations through the end of 2004. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships that we will require on acceptable terms, if at all. If adequate funds are not available we will likely cease operations in early 2005.

Item 3.   Controls and Procedures.

        An evaluation was carried out by the Company’s chief executive and financial officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation as of the end of the period covered by this report, the chief executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.   Exhibits.

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

AVAX Technologies, Inc.
Date: November 15, 2004	By:	/s/ Richard P. Rainey

Richard P. Rainey President