Form 10KSB
period 2004-12-31
AVAX TECHNOLOGIES INC
filed 2005-05-19
CIK 1015441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission file number 0-29222

AVAX TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	13-3575874
(State of other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2000 Hamilton Street
Suite 204
Philadelphia, PA	19130
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (215) 241-9760

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.004 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for the period ended December 31, 2004 were $1,691,063.

As of May 16, 2005, 62,545,773 shares of the registrant’s common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the average bid and asked prices of the common stock on the OTC Bulletin Board on May 16, 2005, was $16,261,901.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format:    Yes   ☐    No   ☒

AVAX Technologies, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

        In this Report, in other filings with the SEC and in press releases and other public communications throughout the year, AVAX Technologies, Inc. (“AVAX,” the “Company,” “we” or “us”) makes, or will make statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the “Description of Business” section beginning on page 1 and in “Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”

        Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•	Our history of operating losses, our continuing cash requirements, our need to raise additional capital by the end of 2005 or early in 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

•	The business uncertainties arising from our decision to conduct all AC Vaccine manufacturing activities at our Lyon, France facility and the logistical issues and risks relating to shipping biologics from the U.S. and other countries to France and the vaccine from France to patients in the U.S and other countries.

•	Uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. and certain European countries.

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Our difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in this Report under Item 1 – “Description of Business – Risk Factors.”

AVAX TECHNOLOGIES, INC.

PART I

ITEM 1.    Description of Business

GENERAL

Overview

        We are a development stage biotechnology company specializing in the development and commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. Our vaccine consists of autologous (the patient’s own) cancer cells that have been treated with a chemical (“haptenized”) to make them more visible to the patient’s immune system. Our previous clinical trials have concentrated on melanoma (M-Vax), ovarian carcinoma (O-Vax), and renal cell carcinoma. We are planning a new clinical trial for non-small cell lung cancer, which we anticipate commencing in the second quarter of 2005.

        We also offer biological manufacturing services to other biotechnology and pharmaceutical companies. These services are provided utilizing the same facilities and personnel that produce our products for clinical and commercial purposes.

        In 1995, we identified the AC Vaccine research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University (“TJU”) in Philadelphia, and licensed the rights to Dr. Berd’s research. Since then, we have focused our efforts on the development of an immunotherapy for the treatment of cancer, the AC Vaccine technology. On November 1, 2004, Dr. Berd joined our company as Chief Medical Officer.

        In August 2000, we acquired Genopoietic S.A. and its corporate affiliate (“Genopoietic”), based in Lyon, France, which developed cell and gene-based therapies in collaboration with Pierre et Marie Curie University and Centre National de la Recherche Scientifique. As part of that acquisition, we acquired a biological clean room facility in Lyon, France, at which we now conduct all AC Vaccine manufacturing. In the last three years, much of our development and manufacturing efforts relating to the AC Vaccine have shifted to our Lyon facility, due to the expertise and staffing at that facility and recent developments in France and other European countries that should facilitate development of autologous products, such as the AC Vaccine, in Europe.

        We were incorporated in the State of New York on January 12, 1990, under the name Nehoc, Inc. On May 29, 1992, we changed our name to Appex Technologies, Inc. On October 22, 1992, we merged into Walden Laboratories, Inc. (“Walden”), a Delaware corporation, that was incorporated on September 18, 1992. On December 27, 1995, Walden sold its former leading product under development, an over-the-counter nutritional dietary and medicinal food supplement, and its related patents and intellectual property to a subsidiary of Interneuron Pharmaceuticals, Inc. We changed our name from Walden Laboratories, Inc., to AVAX Technologies, Inc., effective March 26, 1996.

        Our principal executive office is located at 2000 Hamilton Street, Suite 204, Philadelphia, Pennsylvania 19130. The telephone number at that address is (215) 241-9760.

Recent Development – Capital Infusion – April 2005

        On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited and institutional investors. We received gross proceeds received of approximately $8,616,000, and incurred offering-related expenses of approximately $579,374. In connection with the private placement, we also issued to the investors warrants to purchase

3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010. We intend to use the proceeds of this private offering for general working capital purposes, including our continuing plan of operation discussed below under “Item 6 — Management’s Plan of Operation.”

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

        In a healthy person, tissues and organs consist of cells that are, in part, regulated by the immune system. Normal cell function is characterized by cell growth, cell division and then programmed cell death (the latter referred to as apoptosis) as new cells are generated and function in place of the original cell. Cancer is characterized by the unregulated growth of cells that proliferate as tumors, which can metastasize (i.e., spread) throughout the body, resulting in deposits of tumor cells, called metastases. Cancer cells have adopted many mechanisms by which they can elude the defense systems of the body. A significant feature of their proliferation is their ability to evade recognition by the patient’s immune system. The metastatic tumors disrupt normal tissue and organ functions, which in the worst circumstances leads to the death of the patient.

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

        The type of immune response is characterized by the way the response was initiated through specialized cells known as lymphocytes. There are two main categories of lymphocytes: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. Each category of lymphocytes has a different role in the immune response. T-cells combat disease by killing antigen bearing cells directly or by making chemicals called cytokines that work indirectly. In this way, T-cells eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. In contrast, activation of B-cells leads to the production of specific antibodies. The antibodies are secreted by B-cells and bind to antigen found on pathogens or tumor cells resulting in their destruction.

        Cancerous cells are cells that have changed (or mutated) so that they express certain antigens that may or may not be recognized as foreign by the immune system. We believe that the antigens are distinct for each patient so that effective immunization can only be accomplished by using each patient’s own cancer cells. In addition, we believe that by a process called haptenization, the cancer antigens are changed so that they become visible to the patient’s immune system. This allows the immune system to mount a response against the cancer antigens.

Development and Clinical Programs

Autologous Cell Vaccine Immunotherapy (AC Vaccine)

        The only major program that we are presently developing for the treatment of cancer is our AC Vaccine technology, licensed from TJU. The AC Vaccine immunotherapy technology is based on the concept of haptenization. This idea has a long history, beginning with the work of the immunologist and Nobel laureate Karl Landsteiner in the 1920‘s. He and other scientists showed in animal models that attaching a small chemical (a hapten) to a protein allowed that protein to be recognized by the immune system even if the animals were originally unresponsive to the protein. This work has been expanded by a number of researchers in various animal models. We now understand that a large number of T-cells react against the haptenized material and that a small percentage of the T-cells also react against the unmodified, natural material. We believe that tumor antigens, which are proteins, are similarly affected by haptenization.

        Our AC Vaccine technology utilizes the patient’s tumor as the basis for a therapeutic vaccine. By extracting cancer cells from a tumor and then treating them with a hapten called dinitrophenyl (DNP), a vaccine is prepared that should be able to elicit a systemic immune response to the unmodified, native cancer cells. The induction of an immune response has been documented in a number of scientific publications. We believe that the best test of tumor immunity in patients is Delayed Type Hypersensitivity (DTH). DTH has long been used as a test for immunity to microbes, such as tuberculosis and is familiar to patients as the Tine test or PPD. DTH to cancer cells is tested in the same way, except that the patient’s cancer cells are the test agent. We have demonstrated that the DTH test to cancer cells is meaningful by showing a strong statistical relationship between the intensity of DTH and clinical outcomes, especially 5-year survival. We believe that the future acceptance of this relationship between DTH and clinical outcomes by the U.S. and European regulatory agencies is critical to the regulatory approval path for our AC Vaccine product candidates.

        Our leading AC Vaccine product candidate is M-Vax, which is designed as an immunotherapy for the post-surgical treatment of late stage (stages 3 and 4) melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. The incidence of melanoma is increasing at a faster rate than most other cancers in the U.S., Australia, Northern Europe and Canada. Although there are several causative factors, rising exposure by the general population to ultraviolet radiation in sunlight appears to be the most significant. The National Cancer Institute estimates that the incidence of melanoma in the U.S. is growing at a rate of approximately 4% annually.

        Melanoma patients may be categorized according to the following staging system:

•	Stage 1—lesion less than 1.5mm thickness and no apparent spreading (metastasis) from primary cancer site

•	Stage 2—lesion greater than 1.5mm thickness and no apparent spreading from primary cancer site

•	Stage 3—metastasis to regional draining lymph nodes; and

•	Stage 4—distant (bloodbourne) metastasis.

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

Clinical Results Achieved with the AC Vaccine

        We believe that M-Vax is the first immunotherapy to suggest, from clinical trial results, that its use may result in a significant improvement in the survival rate for patients with stage 3 melanoma. There have been 214 patients with stage 3 melanoma treated with M-Vax, who had already had their lymph node tumors excised and processed into vaccines. These studies are mature, in that all surviving patients have completed the planned 5-year follow-up. The 5-year overall survival of these patients is 44%. This compares with the historical post-surgical survival rates of approximately 22–32%. In a total of over 480 patients treated with the AC Vaccine by us or at TJU in clinical trials, no serious side effects have been reported. We believe that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

        Patients who receive M-Vax may develop an immune response to their own melanoma cells as measured by a DTH test to autologous melanoma cells. DTH, which is manifest by the development of a hive at the site of injection of the test material, is known to be a measure of the activity of T-lymphocytes, which are white blood cells that are crucial in tumor rejection. In the stage 3 adjuvant studies, patients who developed positive DTH to their own melanoma cells that were not modified with the hapten had significantly greater chance of 5-year year survival than those who did not (59% vs. 29%, P<.001). We consider this difference to be highly statistically significant. In all these patients, DTH was tested in conjunction with control materials that indicated that all patients had functioning immune systems.

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

Planned Commercial and Clinical Activities with the AC Vaccine

        In March 2005, we submitted a Biological License Application (BLA) filing with AFSSAPS (the French counterpart of the U.S. Food and Drug Administration) for the treatment of stage 3 & 4 melanoma patients in France. This filing was prepared in accordance with Common Technical Document (CTD) filing requirements that were developed for the filing for approval of biological products with regulatory authorities in the United States, Europe and Japan. If approved, this BLA would permit us to market M-Vax, the AC Vaccine for melanoma, to patients in France on a commercial basis.

        In 2002, AFSSAPS published the first regulations specific to the regulation of cell and gene therapies that are produced on an individual patient basis (which includes the AC Vaccine technology). The regulations differentiate these products from standard pharmaceutical products. The regulations evaluate cell and gene therapy products by the level and type of manipulation to the product. Some cellular products, including M-Vax, will be regulated differently from standard drugs. For these technologies, marketing approval may be granted if the therapeutic is manufactured in a current Good Manufacturing Practices (cGMP)-compliant facility and if a reasonable claim for efficacy can be established. In November 2003, we held a pre-BLA meeting with AFSSAPS representatives to discuss revisions to the manufacturing of the AC Vaccine, the planned testing of the final product and our desire to file our BLA utilizing the data generated to date. These discussions laid the foundation for our final BLA submission to AFSSAPS. In this filing, we use the data generated in the studies conducted at TJU as the basis for our efficacy claims for M-Vax.

        In November 2004, we amended a previously accepted Investigational New Drug (INDs) applications in the United States for the treatment of patients with melanoma. The amendment included changing the manufacturing location from our Philadelphia facility to our facility in Lyon, France and the addition of a control arm to the clinical study. Currently the study is being reviewed by various hospitals Institutional Review Boards for approval of the study at the various Institutions.

        In December 2003/January 2004, we filed two INDs in France for use of the AC Vaccine for hepatic and peritoneal cancer, which will include patients that have ovarian and colorectal cancers that have metastasized to these locations. We believe that the AC Vaccine is a technology that has application in a broad spectrum of solid tumor cancers. By initiating and completing trials for other cancer indications, we are seeking to demonstrate this.

        The Company had previously initiated clinical trials to evaluate the safety and efficacy of M-Vax and O-Vax (our AC Vaccine for ovarian cancer). We experienced events during 2001 that significantly affected our operations. In March and April 2001, we received first oral notification and then written confirmation from the FDA that clinical activities then underway for both our M-Vax and O-Vax autologous cancer vaccines were placed on clinical hold pending further review by the agency. The written notification from the FDA confirming the clinical hold identified the specific issues that the FDA would like addressed, which dealt primarily with the sterility of autologous tumors received by us at the Philadelphia facility and the assurance that vaccines being provided to patients would meet FDA sterility guidelines.

        In conjunction with the clinical hold, the FDA conducted an inspection of our manufacturing facility in Philadelphia, which inspection was completed in May 2001. As a result of that facility inspection, we received a Form 483, which is a finding of manufacturing facility deficiencies, to which we initially responded at the end of June 2001. The issues raised in the Form 483 were essentially consistent with those in the clinical hold letters, focusing primarily with the sterility of autologous tumors received by us at the Philadelphia facility, the handling of sterile and non-sterile tumors and assurance that vaccines being provided to patients would meet FDA sterility guidelines. No significant new areas of concern were identified in the Form 483.

        In developing our response to the FDA clinical hold letters and the Form 483, we identified and began to implement a number of product development initiatives related to the AC Vaccine technology. As a result, we determined certain product improvements to the vaccine could be instituted that would address certain concerns of the FDA and make the vaccine more viable from a regulatory and commercial perspective. Throughout the remainder of 2001 and into 2002, we continued to evaluate (1) the prospect of freezing the haptenized cells for distribution to the end user, (2) steps that could be taken to help ensure that final released vaccines prepared by us are sterile and (3) tests to determine the minimal number of cells necessary for the vaccine to be effective. Based upon the results of these efforts, we reengineered the manufacturing steps to create and release the vaccine technology to take advantage of these potential product improvements.

        In working with the FDA to resolve the issues identified as part of the clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine format without the ability to ensure clinical samples have completed sterility testing prior to administration (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA which allowed us to test the vaccine for sterility prior to administration of the vaccine to patients. Through these research and development activities we developed a new product format for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology. Based upon the changes to the manufacturing of the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we inactivated the INDs for M-Vax and O-Vax, given the FDA’s view that the revisions to the manufacturing process, necessary to address the Agency’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that we file new INDs for indications utilizing the new product.

        Based upon the continuing interactions with the FDA, in 2002, we determined it was necessary to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer, which IND filings were accepted by the FDA. Our Philadelphia facility was cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, we decided not to initiate the clinical trials and instituted further cost minimization steps, which resulted in additional management changes at the end of 2002.

Non-Small-Cell Lung

        Lung cancer is currently the leading cause of cancer death in the Western Hemisphere for both men and women, eclipsing the combined mortalities from breast, colon, and prostate cancers. According to the American Cancer Society, in 2005, an estimated that 172,570 new cases of lung cancer in the U.S. and 163,510 deaths from lung cancer. Historically, 80-85% of lung cancer cases have been non-small cell lung cancer (NSCLC). The low cure rate associated with NSCLC can be attributed to the absence of effective screening, the propensity for early spread, and the lack of effective treatment options for metastatic spread.

        We believe that NSCLC may be a good target for our AC Vaccine immunotherapy approach. Lung cancers are chemically-induced, which increases the likelihood that they will express antigens recognized by the immune system. Also, in clinical trials of M-Vax, melanoma lung metastases were more likely to respond well to the AC Vaccine than metastases in other sites.

        In February 2004, we announced a collaboration with the thoracic surgery team at the University of Pennsylvania Cancer Center. This collaboration allowed us to complete a feasibility study of the autologous, hapten-modified vaccine for NSCLC. The study demonstrated that vaccines could be manufactured successfully from most early stage tumors. All the vaccines manufactured as part of the feasibility study also passed sterility tests. These results will form the basis of our planned Phase I-II clinical trial to determine the safety of an autologous, hapten-modified NSCLC vaccine and its ability to induce a DTH response. We anticipate that we will file an IND application and that this clinical trial will be initiated in the second quarter of 2005.

Compassionate Use of M-Vax

        Beginning in 2003 and continuing in 2004, we made M-Vax available for sale on a compassionate use basis in various European countries. Compassionate use is considered for patients who have failed to respond to accepted standards of care for their cancer and are facing a prognosis of death. Compassionate use of M-Vax has been permitted by regulatory authorities in France, Spain and Belgium (even though there is no approval for marketing of M-Vax in those countries) when the patient’s prognosis is poor and there are no alternative treatments available. We treated one patient on a compassionate use basis in 2003, and treated 26 additional patients to date. An additional 11 patients presented to us for treatment on a compassionate use basis were untreatable with the vaccine as a result of inadequate cell count, the samples received were not melanoma or sterility issues.

        Compassionate use of M-Vax is important to us and our AC Vaccine technology because it allows us to gain clinical data on patients and to continue to expand the process development steps needed for a full regulatory approval of the vaccine and it also expands the availability of the AC Vaccine within the scientific and medical communities that are now seeking out the compassionate use of M-Vax. These experiences of oncology leaders in various European countries may become critical to the overall market and regulatory acceptance of the AC Vaccine technology in Europe. This also will allow us to educate practitioners to maintain and aseptically handle and ship tumors to reduce incidences where tumors become contaminated. Additionally, the compassionate use of our vaccine provides us with modest revenue. Compassionate use sales currently are paid for by the hospital that contract for the acquisition of the vaccine or via patients insurance.

Novel Anti-Estrogens

        We have licensed from The Texas A&M University System (“Texas A&M”) an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors (the “Texas A&M License”). Texas A&M has filed U.S. patents for both the Texas A&M compounds and their anticancer uses. During 2001, we announced the issuance of an U.S. patent on the use of our anti-estrogen compound in combination with tamoxifen. We have made certain foreign patent applications related to this combined use. We will evaluate additional U.S. and non-U.S. patent coverage based on the results of ongoing laboratory research.

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

        Our anti-estrogen compound works on the estrogen receptor indirectly through the aryl hydrocarbon receptor. In pre-clinical studies of the compounds, it has been documented that there is an inhibitory “cross-talk” between the aryl hydrocarbon receptor and the estrogen receptor. Additionally, as documented in a recent publication in Cancer Research (2001 May 15; 61(10):3902-7) this compound has been shown to enhance the anticancer activity of tamoxifen in the breast while blocking the uterine estrogenic effects of tamoxifen. Unexpectedly, the compound has also shown activity against human pancreatic cancer cells. This is a promising finding, because pancreatic cancer is a devastating disease with no effective therapies.

        Our lead compound, 6-MCDF, was selected by the Drug Development Group (“DDG”) of the National Cancer Institute (“NCI”) in November 2001 for further testing under the Developmental Therapeutics Program (“DTP”) of the NCI/NIH. As the drug discovery and development arm of the NCI, the DTP plans, conducts and facilitates pre-clinical development of therapeutic agents for cancer and AIDS. The DDG reviews all chemotherapeutic agents presented to the NCI for possible development toward clinical trials, and is responsible for oversight and key pre-clinical decision-making. 6-MCDF was accepted for preclinical development program for studies on formulation, range-finding toxicology and additional efficacy testing. Studies have been initiated under this program by the DDG to test the efficacy of the compound in estrogen-receptor-negative cell lines, a target that is currently not treatable with existing estrogen receptor modulating drugs. These studies have been concluded by the DDG providing a data that will be useful for the further development of the compound. No further studies have been planned by the DDG at this time.

        Under our agreements with Texas A&M, we intend to continue to expend resources on the research and development of 6-MCDF and possibly related compounds. As the development progresses,

we anticipate we will continue to explore strategic opportunities to license our rights to these compounds to another company.

Contract Manufacturing

        As a result of our clinical activities in the United States and France, we have developed a level of expertise related to the clinical production and regulation of cell and gene therapies. Cell and gene therapy research and development has been ongoing for a number of years, but specific regulations of these products by most regulatory agencies are just beginning to evolve. In February 2002 (effective April 2002) the United States Pharmacopia published a chapter on manufacturing and testing requirements relating to cell and gene therapies. Prior to the publication of this chapter, there was no published guidance for companies engaged in the production and testing of cell and gene therapies. Likewise, in Europe the European Medicines Evaluation Agency is currently developing guidelines for the production, testing and regulation of cell and gene therapies.

        Based on our expertise, we entered into two separate contract manufacturing relationships in France, one of which has been completed. This has been made possible by the validation of our manufacturing facility first in France by AFSSAPS and secondly through successful IND filings in the United States, Japan and in Europe. A contract manufacturing engagement normally consists of two components. The first component of the engagement is a feasibility study. The feasibility study typically involves the transfer of production techniques from an unrelated scientific laboratory to our facilities. After transferring the techniques, we are engaged to develop the required procedures, tests and assays so that the product can be produced in compliance with cGMP (current Good Manufacturing Practices) requirements. After validating the procedures, tests and assays, we would then contract to produce the necessary components for the manufacturing section to be filed as part of an IND application.

        Upon acceptance of the IND by a regulatory agency, the second component of the engagement would then commence. This component consists of the manufacturing and testing of clinical samples for administration to patients as part of a clinical trial. As part of this operation, we would contract to maintain all the necessary paperwork and documentation to demonstrate the work was done in compliance with standards established by the applicable regulatory agency. In addition, the documentation would be used to support further IND filings and could be used as a component of a BLA for approval to market the product.

        In February 2004, our subsidiary, Genopoeitic, entered into an expanded contract manufacturing alliance with OPISODIA SAS, a French pharmaceutical company (OPI). The agreement requires annual funding from OPI of approximately $1,500,000 (US) for each of 2004 and 2005, and places the existing OPI facilities and personnel under the direction of Genopoeitic’s management. The funding from OPI covered a majority of the manufacturing costs of the combined French facilities in 2004 and is expected to cover a majority of the manufacturing costs in 2005.

        We intend to enter into future contract manufacturing arrangements only to the extent the required work does not limit or interfere with our own clinical development programs.

License and Research Agreements

The Thomas Jefferson University (TJU) License and Research Agreement

        We entered into license and research agreements with TJU for the AC Vaccine technology in November 1995. The TJU License is a perpetual royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, we paid $10,000 to TJU for the TJU License, $10,000 upon initiation of the first clinical trial, and $25,000 upon our receipt of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology (which payment was triggered by our receipt of that regulatory approval in Australia). We also issued to each of TJU and Dr. Berd, 229,121 shares of our common stock, representing 7.5% (15% in the aggregate) of our total outstanding voting securities at that time.

        In addition to the milestone payments we have already made to TJU, we are obligated to pay TJU $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency). Our BLA filing in France for the marketing of the AC Vaccine for melanoma in France triggered our obligation to make this next milestone payment to TJU, which we anticipate paying in the second quarter of 2005.

        In connection with the TJU License, we also entered into a Clinical Study and Research Agreement with TJU (the TJU Research Agreement). Under the TJU License and the TJU Research Agreement, we have agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. We renewed this agreement for a three-year period through November 2004. The research conducted by Dr. Berd and TJU under the TJU Research Agreement has pertained to applications of the AC Vaccine technology beyond the core vaccine products we are developing.

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

        In 2004, we reached an agreement with TJU to terminate the TJU Research Agreement and all our obligations thereunder in exchange for a final payment by us to TJU of $300,000, $150,000 of which we paid in July 2004, and the balance of which we were obligated to pay in November 2004. In April 2005, we paid $150,000 to TJU in satisfaction of all our outstanding liabilities to TJU under the TJU Research Agreement. We do not believe that the termination of this agreement will have any meaningful effect upon us or our ability to continue our AC Vaccine development efforts.

        In November 2004, Dr. Berd joined the Company as our Chief Medical Officer. Dr. Berd continues to be instrumental to our regulatory and development efforts for the AC Vaccine technology.

        We are also obligated to pay royalties on our net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology. We bear the expense of maintaining and defending the patents that are subject to the TJU License Agreement.

The Texas A&M License and Research Agreement

        We entered into license and research agreements with Texas A&M University for a series of novel cancer-fighting anti-estrogen compounds in February 1997. Under the Texas A&M License, we are obligated to make milestone payments to Texas A&M as follows: $24,000 upon the initiation of a specified toxicity evaluation, $12,000 upon completion of a toxicity evaluation demonstrating acceptable toxicity levels, $12,000 upon the submission of an IND to the FDA or its equivalent in a major market country, $5,000 upon the completion of the first Phase I clinical investigations and $15,000 upon the FDA’s granting of the first NDA. In addition, we are required to achieve certain milestones toward development of a licensed product within certain specified time frames.

        In connection with the Texas A&M License, in May 1997, we entered into a three-year Sponsored Research Agreement with Texas A&M (the Texas A&M Research Agreement). Under the Texas A&M License and the Texas A&M Research Agreement, we agreed to provide minimum yearly funding of $108,750 for Texas A&M’s research. Texas A&M waived any up front payment by us for the Texas A&M License in recognition of our three-year research funding commitment. Currently there is no research agreement in place with the University. We are evaluating potential studies with the principal investigator at Texas A&M and may decide to enter into a further research alliance.

        We are also obligated to pay royalties on any net sales revenue derived from these compounds and a percentage of net sales revenues received from sublicenses of the compounds.

        We bear the expense of maintaining and defending the patents that are subject to the Texas A&M License.

Research and Development Expense

        Our research and development activities focus primarily on clinical development and trials of our AC Vaccine technology for the treatment of melanoma, ovarian cancer, lung cancer and other cancers. Our clinical development program includes the development of techniques, procedures and tests that need to be developed as part of the manufacturing of our biological product so that the product can be evaluated and potentially approved by regulatory authorities. We are also developing an anti-estrogen compound for the treatment of cancer, but we do not consider this to be a major program.

        Our research and development expenses consist primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research personnel, payments to collaborators under contract research agreements, costs for our consultants and compensation, materials, maintenance and supplies for the operation and maintenance of our biological clean room facilities which are necessary for the production of materials to be used in clinical trials. All of these costs qualify as research and development expenses in accordance with the guidance included in Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs.”

        Manufacturing costs included in this category relate to the costs of developing, supporting and maintaining facilities and personnel that produce clinical samples in compliance with current Good Manufacturing Practices (cGMP). Our facilities and the personnel maintained for manufacturing are currently at what we feel are the minimum required for compliance with cGMP. Based upon the current capacity of our facilities, our personnel and our current and future planned clinical trials, we have excess capacity for the production and testing of biological products. We use this excess capacity to generate cash in the form of contract manufacturing alliances. Because the incremental costs incurred to provide these services are not material or quantifiable, they are not presented separately.

        In 2004, we incurred research and development expense of $3,005,565 compared to $1,984,193 in 2003, and $6,349,530 in 2002. Research and development expenses have been $39,872,552 for the period from inception through December 31, 2004. The majority of these costs relate to clinical research and development of the AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Intellectual Property and other Technology Protections

        Our success will depend in large part on our ability to:

•	Maintain and obtain patent and other proprietary protection for products, process and uses of our products;
•	Defend patents;
•	Preserve trade secrets; and
•	Operate without infringing the patents and proprietary rights of third parties.

        We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications when possible in the United States and selected other countries. In November 1995, we entered into an exclusive, worldwide license agreement with TJU for all of its patents and pending patent applications relating to the AC Vaccine. Currently, four U.S. patents have been issued and one U.S. patent is in the process of re-issue, all of which are subject to the TJU license. In addition two foreign patents have been issued that are subject to this license, and there are several U.S. patent applications and international or foreign counterpart applications pending. The following table summarizes the issued U.S. patents for the AC Vaccine:

Patent No.	Patent	Date Issued	Date Expires

6,248,585	Composition for preserving haptenized tumor cells for uses in vaccines	June 19, 2001	November 16, 2019

6,333,028	Methods of using haptenized ovarian carcinoma tumor cells	December 25, 2001	August 14, 2018

6,403,104	Hapten-conuugated mammalian cells and methods of making and using thereof	June 11, 2002	March 16, 2020

6,458,369	Composition comprising tumor cells and extracts and method of using thereof	October 1, 2002	May 4, 2019

        Patent 5,290,551 which was originally issued on March 1, 1994 “Treatment of melanoma with a vaccine comprising irradiated autologous melanoma tumor cells conjugated to a hapten” is currently under re-issue.

        These patents cover methods of making the vaccine, composition of matter, as well as claims to therapeutic use. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to processes, methods and compositions to enhance our intellectual property position in the field of cancer treatment.

        In 1997, we entered into an exclusive, worldwide license agreement with Texas A&M University for all of its patents and pending patent applications relating to a series of novel cancer-fighting anti-estrogen compounds. Currently, two U.S. patents have been issued and additional U.S. patent applications and international or foreign counterpart applications are pending, all of which are subject to the Texas A&M license. Texas A&M is responsible for filing patent applications. With our prior written authorization, the principal investigator of this technology has the right to publish works and findings subject to our combined license and research agreements. The following table summarizes the issued U.S. patents subject to this license.

Patent No.	Patent	Date Issued	Date Expires

5,516,790	Synthesis and application of alkyl-substituted dibenzoflurans as antitumorigenic agents	May 14, 1996	July 19, 2014

6,136,845	Endocrine therapy for breast cancer; combined treatment with tamoxifen plus alkyl PCDFs	October 24, 2000	December 21, 2018

        These patents cover composition of matter, claims to therapeutic use, and claims to use in combination with other therapy.

        Any patents or patent rights that we obtain may be circumvented, challenged or invalidated by our competitors. In addition, others may challenge that our products and processes specifically infringe their patents. On September 17, 1999, a complaint was filed against us in the U.S. District Court for the District of Maryland by Intracel Corporation. Intracel sought monetary damages and an injunction against the use of our autologous cell vaccine technologies. Intracel claimed that our technologies infringed their U.S. patent entitled “Active Specific Immunotherapy.” Intracel later withdrew their case.

        We also rely on trade secrets and proprietary know-how related to the production and testing of our products, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions agreement prohibiting the disclosure of our confidential information before they begin a relationship with us.

Manufacturing and Marketing

AC Vaccines – General

        Our AC Vaccine products under development are individualized therapies that are manufactured by first receiving cells from a patient, treating those cells and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor’s office for administration to the patient. We believe that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for the vaccine is “cells in-product out,” where the final product looks like a traditional mass-produced drug to the end-user, but is manufactured individually. We are not currently treating patients in the U.S. or Europe, other than on a compassionate use basis in certain European countries, because the AC Vaccine products have not yet been approved for treatment.

Manufacturing the AC Vaccine

        Based upon re-engineering the manufacture of the vaccine technology, we no longer require regional manufacturing capabilities. We made a strategic decision in early 2003 to use our facility in Lyon, France as our primary facility for the production of our cell based therapies. The Lyon facility has been inspected by AFSSAPS (the French equivalent of the U.S. FDA) and has received the designation of “Etablissment Pharmaceutique”and more recently has obtained the designation “Etablissement Thérapies Gèniques et Cellulaires.“The Etablissment Pharmaceutique designation is required for the production of any commercial product to be sold in France and throughout Europe. The Etablissment Therapies Geniques et Cellulaires designation is required in France for the commercial production of cell and gene therapy products.

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

Sources and Availability of Raw Materials

        We do not expect to encounter significant difficulties in obtaining raw materials for M-Vax, O-Vax or any of our other AC Vaccine products, because they consist primarily of a readily available chemical reagents and the patient’s own tumor cells.

Competition

Cancer Drugs – General

        We are aware of estimates that more than 300 companies are reported to have more than 1,000 cancer drugs, including chemotherapies and immunotherapies, under development worldwide, many of which are under development in the U.S. A substantial number of these drugs are, or may be in direct competition with M-Vax, O-Vax or any other of our immunotherapies or compounds.

        Our competitors include (i) large established pharmaceutical and biotechnology companies with commitments to oncology or antiviral research, development and marketing, including, Schering Plough Corporation, Chiron Corporation, Bristol-Myers Squibb and Johnson & Johnson; (ii) smaller biotechnology companies with similar strategies, including IDEC Pharmaceuticals, Inc. and Biomira Diagnostics; and (iii) many development stage companies licensing or developing oncology therapeutics. In addition, many research institutes, hospitals and universities are working to develop products and processes in the same field of cancer that may in the future be in direct competition with our products.

Other Companies Developing Cancer Vaccines

        A number of companies or research institutions are developing cancer vaccines, including Ribi ImmunoChem Research, Inc./Corixa, Cancer Vax, and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in breast cancer; Intracel in colorectal cancer; Cell Genesys in lung cancer; Dendreon in prostate, multiple myeloma, ovarian and breast cancers; and Antigenics in renal cell and other cancers. In addition to the primary indications noted, most companies are also exploring the use of their vaccines in other indications.

        The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product, (ii) the timing of the entry of the product into the market and (iii) cost of goods and ease of use. Initially, we face competition from these companies for the registration of new patients in clinical trials currently under way and planned trials. There are a limited number of persons eligible for participation in any particular clinical trial, and we and our research partners compete directly with other pharmaceutical and biotechnology companies, research firms, hospitals and universities for the inclusion of patients in the clinical trials. Enrollment rates for clinical trials are a key determinant in the timelines for bringing products to market.

Government Regulation

        The research, pre-clinical development, clinical trials, product manufacturing and marketing conducted by us or on our behalf are subject to regulation by the FDA in the United States, AFSSAPS (the French equivalent of the U.S. FDA) in France, and similar health authorities in other foreign countries, as well as the European Medical Evaluations Agency (EMEA) which has broad oversight over most European Member States. Our proposed products and technologies also may be subject to certain other international, U. S. federal, state and local government regulations, including, the Federal Food, Drug and Cosmetic Act, Public Health Service Act, and their state, local and foreign counterparts.

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

        Clinical trials begin when a drug is approved for testing on humans. There are usually said to be three main phases of clinical trials that a drug must go through in the U.S. before the drug is approved to be manufactured and marketed to the public. These phases may involve testing of drugs in healthy human volunteers (Phase I) for assessment of safety, followed by tests of effectiveness and safety in patients with illnesses the drug is designed to treat (Phases II and III). In most instances, Phase III studies are the final group of studies that are conducted before a product can be approved by the FDA for commercial use. In the case of life-threatening illness, the study process and phases of clinical trials may be compressed and accelerated. In some cases, Phase II trials are deemed sufficient for market approval by the FDA or foreign regulatory authorities. Pivotal registration trials are large-scale Phase II or III trials, the data obtained from which are intended to be used to provide for the registration of a drug or product for market use.

        Every clinical trial must be conducted under the review and oversight of an institutional review board at each institution participating in the trial. The institutional review board evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. In addition, when a sponsor has more than one clinical site participating in a study they typically establish a Data Safety Monitoring Boards which has oversight responsibilities for the safe conduct of the clinical studies.

        The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer, however, if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval or that further information and testing is required. In some cases, the FDA may approve a product but require additional clinical tests following approval that are referred to as post marketing studies (i.e., Phase IV).

        In addition to obtaining FDA approval for each product, each domestic drug manufacturing facility must be registered with, and approved by the FDA. Domestic manufacturing facilities are subject to inspections by the FDA and must comply with current Good Manufacturing Practices. To supply products for use in the U.S., foreign manufacturing facilities also must comply with current Good Manufacturing Practices, and are subject to periodic inspection by the FDA or by comparable foreign regulatory agencies under reciprocal agreements with the FDA.

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

        The regulatory approval process for new drugs in France is substantially similar to the process described above for the U.S. Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in France include (i) pre-clinical laboratory tests, pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to AFFSSAPS of an IND for human clinical testing, that must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to AFFSSAPS; (v) approval of the manufacturing processes and controls; and (vi) AFFSSAPS approval of the marketing application prior to any commercial sale or shipment of the drug.

        The primary difference between the U.S. and French regulatory processes is the evolution of the thinking of each regulatory agency to the application of the procedures described above, which were designed for traditional, mass-produced prescription drugs and similar procedures, to the regulation of autologous products, meaning those products, such as the AC Vaccine, whose origin is primarily from the patient with minimal manipulation.

        In 2002, AFSSAPS published the first regulations specific to the regulation of cell and gene therapies that are produced on an individual patient basis (which includes the AC Vaccine technology). These regulations differentiate these products from standard pharmaceutical products. We interpret that these regulations will evaluate cell and gene therapy products by the level and type of manipulation to the product. We believe that certain cellular products, including M-Vax, will be regulated differently from standard drugs. For these technologies, marketing approval will be authorized upon the satisfaction of two criteria. One of the requirements will be that the therapeutic is manufactured in a cGMP-compliant facility and manner. Secondly, the therapeutic will need to be able to demonstrate a reasonable claim for efficacy.

        Using the data generated in the studies conducted at TJU as the basis for the efficacy claims of M-Vax, we submitted a Biologics License Application (BLA) to the French authorities in March 2005. In preparing the submission, we utilized the format for the Common Technical Document (CTD) provided by the International Conference of Harmonization and adopted by the United States, Europe and Japan. The purpose of the CTD is to harmonize the filing requirements for biologic products in the various regions. We received acknowledgement from AFSSAPS of receipt of our submission effective March 23, 2005.

        For clinical investigation and marketing outside the U.S. and France, we also are subject to certain foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union (EU). Normally, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If any applicable regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition.

Employees

        As of December 31, 2004, we had 20 total employees, consisting of 17 full-time employees at our subsidiary in France and 3 full-time employees in the U.S. Our other consultants, scientific advisors and directors devote only a portion of their time to our business.

RISK FACTORS

        Investing in our securities involves a high degree of risk. Before making a decision about investing in our securities, one should carefully consider the risk factors listed below, as well as the rest of the information contained in this annual report on Form 10-KSB and our other reports filed with the Securities and Exchange Commission.

Because of our continuing need for capital, there remain questions as to our ability to continue as a going concern.

        We presently anticipate that our current cash resources, including the net proceeds of the private placement that we closed in April 2005, will be sufficient to fund operations through the end of 2005, depending upon how aggressively we implement our development plans. We have only a limited ability to generate revenues from operations, and any revenues we generate are almost certain to be substantially less than our operating expenses. Accordingly, it will be necessary to raise additional equity capital by the end of 2005 or early in 2006. Because of our limited cash and financial resources, our ability to continue as a going concern is in question.

        In the past, we have had periods in which we have been unable to raise adequate capital, and as a result, we have ceased certain of our product development programs and have taken numerous other steps to reduce our cash expenditures. Each of these steps, while conserving cash, has slowed the prospects of success in various product development efforts.

        We have no way of knowing if we will be able to complete any additional financings.

We are pursuing a regulatory approval process in France that is the result of recently published regulations, for which there is no clear approval path, which could delay our planned regulatory approval goals in France.

        In March 2005, we submitted to AFSSAPS (the French regulatory authority) a biological license application (BLA) for approval of our AC Vaccine for the treatment of patients in France with stage 3 & 4 melanoma. The basis upon which we filed this application is data that were obtained in non-controlled, single site, clinical trials conducted by Dr. Berd at TJU. The rules under which we made this submission were recently enacted and, to our knowledge, represent the first ever regulations that are specifically developed for the regulation of cell and gene therapy treatments. The clinical trials that are the basis upon which we submitted our clinical data are non-controlled, meaning they do not include a comparative treatment against which the results of the clinical product are compared. In general, most drugs require controlled studies that they are compared against alternate treatments to measure their effect and efficacy.

        The response of AFSSAPS to our planned BLA filing is uncertain, due to the lack of a clear regulatory path for approval of autologous products in France. Accordingly, we cannot predict the timing or nature of the response of AFSSAPS to our BLA filing.

We now conduct all AC Vaccine manufacturing out of our Lyon, France facility, which will create business uncertainties and logistical risks when we recommence treating patients in clinical trials in the U.S.

        We previously manufactured our AC Vaccine for U.S. patients enrolled in our clinical trials at our facility in Philadelphia. We now conduct all AC Vaccine manufacturing at our Lyon, France facility. As we recommence clinical trials in the U.S. for melanoma or commence trials for non-small cell lung cancer, we will encounter various business uncertainties and logistical risks associated with the transport of biologics (consisting of human tumor cells) to France and shipping a patient’s individualized AC Vaccine back to the U.S. Had we been using this business model in September 2001, the September 11 attacks in the U.S. and the resultant suspensions and interruptions of international travel and shipments would have significantly disrupted our treatment of patients. There are additional risks associated with the transport of biologics and vaccines, including the limited “shelf life” of the vaccine after it is manufactured. Although we have developed plans to manage these risks, we may encounter disruptions that we are unable to control, which could adversely affect the willingness of U.S. patients to enroll in our clinical studies or otherwise disrupt our clinical development of the AC Vaccine in the U.S.

The U.S. clinical trial and regulatory approval process for our products has been and will continue to be expensive and time consuming and the outcome uncertain.

        To obtain regulatory approval for the commercial sale of our products in the U.S., we must demonstrate through clinical trials that our products are safe and effective. We will continue to incur substantial expense for, and devote a significant amount of time to, pre-clinical testing and clinical trials of our products in the U.S. The results from pre-clinical testing and early clinical trials are not totally predictive of results that may be obtained in later clinical trials. Data obtained from pre-clinical testing and clinical trials are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Our business and financial condition will be materially and adversely affected by any delays in, or termination of, our clinical trials.

        Our clinical trials for the AC Vaccine were placed on clinical hold by the FDA in spring 2001. We did not re-file the INDs until fall 2002 to recommence clinical trials. That delay was costly to us in terms of both time and money. During that 16-month period, we were unable to proceed with any patients in our AC Vaccine clinical trials. Similar delays could occur in the future, resulting in significant delays, expense and lost opportunities. Even though the new INDs have been approved by the FDA, we have not initiated these clinical studies because of our limited cash resources. Even if we initiate these studies and even if we obtain approval for our AC Vaccine drug candidates from one or more foreign regulatory agencies, we still may not have the funding to complete the U.S. regulatory approval process or we may fail to obtain FDA approval for the same products. We may never be able to commercialize our AC Vaccine products in the U.S.

We compete with other clinical programs and other treatments for patients for our clinical trials, which will affect our ability to enroll quickly our clinical trials.

        We have competed with numerous clinical trials and other treatment regimens (both in the U.S. and Europe) for patients for our clinical trials and will compete with those programs for patients for our clinical trials. Companies with clinical trials, including us, provide information and other incentives to oncologists and other specialists as an inducement to participate in clinical trials. A physician is required to place patients in clinical trials based upon the physician’s assessment of the likely benefits of that clinical trial to the patient. The information provided by us regarding any future clinical trials may not be sufficient to persuade physicians to place their patients in our clinical trials. We have experienced intense competition for patients for our previous clinical trials.

We are operating in a regulated industry where the guidance for acceptable manufacturing and testing of our products and processes is evolving, which creates uncertainties, delays and expense for us.

        Regulatory standards require that we produce our products in compliance with current Good Manufacturing Practices (cGMP). These requirements, as dictated by the applicable U.S. and European regulatory authorities, adopt the methods for end product standards and methods of analysis, which in the U.S. guidance is published in the United States Pharmacopoeia (similar guidance for Europe is published in the European Pharmacopoeia). In February 2002, the United States Pharmacopeia issued a new general information chapter entitled “cell and gene therapy products,” which became effective April 2002. This relates to the production and testing of cell and gene therapy products. This is the first known industry general guideline specifically related to the manufacture of cell and gene therapy products. New guidance can be expected as the cell and gene therapy areas of the pharmaceutical industry expand. We will be required to adapt our existing physical facilities, process and procedures to these standards for the production of our products during clinical testing and for future commercialization. The inability to adapt to these evolving standards will delay our ability to produce product for clinical testing and would delay our ability to enter into clinical trials.

        During 2002, the French regulatory authority, AFSSAPS, published information defining clinical regulations for cell and gene therapy products. We believe that this is the first guidance by a regulatory authority that defines the clinical evaluation of cell and gene therapy products separately from other pharmaceutical products. We will need to adapt to and adhere to these new guidelines to obtain approval for our lead technology. As with any new regulatory scheme, there is not a clear precedent for resolving certain issues, which could further delay regulatory reviews and approvals of our products.

We are a development stage biopharmaceutical company, and we may never develop or successfully market any products.

        Investors must evaluate us in light of the expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which we have already experienced and many of which are beyond our control. The risks of a development stage biopharmaceutical company that we have already encountered include:

•	the FDA clinical hold of our AC Vaccine clinical trials in 2001 and the resultant substantial expenses and delays in resolving the FDA concerns and refiling new INDs for the reformulated AC Vaccine products;
•	manufacturing challenges relating to the production of a vaccine from the patient’s own cancer cells, such as the sterility issues we previously experienced at our Philadelphia facility;
•	our failure to develop a market for the AC Vaccine in Australia, notwithstanding substantial expenditures of time and money to do so;
•	our inability to agree with the FDA on an acceptable potency assay (which is a biological measure of the drug’s active ingredients) of our product prior to administration of the vaccine, which will be required for later stage clinical trials and commercial approval of the vaccine;
•	our inability to generate any meaningful revenues from any other products or services while we work to develop our lead products and technologies; and
•	the cutbacks in our development plans and programs due to the limited cash resources in recent years, which will continually require us to raise additional capital.

        As a result of these and likely continuing challenges of being a development stage biopharmaceutical company, our products may never be successfully developed or marketed.

Even if our AC Vaccine technology receives regulatory approval and is determined to be safe and effective, our products may not gain commercial acceptance.

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

If governmental and insurance reimbursement is not available or is insufficient, a market for our products may never develop or be economically feasible.

        The availability of governmental and insurance reimbursements of the costs of the vaccine is critical to ultimate physician and patient acceptance of the AC Vaccine technology. In both the U.S. and other countries, sales of our products will depend in part upon the availability of reimbursement from third-party payors, which include government health administration authorities, managed care providers, and private health insurers. For new products or technologies, reimbursement must be established under existing governmental or insurance regulations or practices. We will be required to obtain reimbursement approvals (both governmental and insurance) in each country in which we obtain appropriate regulatory authority to market the AC Vaccine products.

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

We may lose control over the marketing and distribution of our vaccines if we cannot afford to support our products.

        We may have to depend on third parties to develop, market and distribute our products. We currently do not have the resources to develop fully, market or distribute M-Vax, O-Vax or any other products that we may develop in the future. Moreover, it is particularly difficult and expensive to develop and distribute the AC Vaccine products, because they are custom made for each individual patient. We may have less control over marketing and distribution activities performed by third parties than if we were performing those functions with our own facilities and employees. This lack of direct control could adversely affect the results of these activities.

Current and future legislation may make our products unprofitable.

        Current and future legislation can and likely will continue to affect directly the ultimate profitability of pharmaceutical products and technologies. The U.S. and other countries continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of our products may change before the products are approved for marketing to the public. Adoption of new legislation and regulations could further limit reimbursement for our products. If third-party payors fail to provide adequate coverage and reimbursement rates for our products, the market acceptance of the products may be adversely affected. In that case, our business and financial condition will suffer. We are not aware of any specific legislation or regulation in the U.S. or Europe designed to limit reimbursement for products like ours, but we believe that there is a credible risk that political and budget considerations could change dramatically the funding available for vaccine reimbursement.

We may not be able to control the pricing of our products overseas.

        Foreign government regulations and programs will likewise affect foreign pricing opportunities for our products. Virtually all foreign countries regulate or set the prices of pharmaceutical products, which is a separate determination from whether a particular product will be subject to reimbursement under that government’s health plans. There are systems for reimbursement and pricing approval in each country and moving a product through those systems is time consuming and expensive.

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

Our management team has been dramatically reduced in order to reduce our current cash requirements.

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

Our common stock was delisted from Nasdaq in 2003, which will continue to have an adverse impact on the liquidity and pricing of our common stock.

        Our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from the Nasdaq SmallCap Market in 2003 due to the continuing failure of our stock to meet the continuing listing requirements of both the Nasdaq National and SmallCap Markets. We believe that the delisting has hurt the liquidity and pricing of our common stock, which trades on the

OTC Bulletin Board. The trading efficiencies for our common stock associated with a listing on Nasdaq or a national security exchange will continue until our stock is re-listed, which may never occur.

Because our common stock is a “penny stock,” you may have difficulty selling our common stock in the secondary trading market.

        The SEC has adopted regulations that generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a “penny stock.” Because our common stock falls within the definition of penny stock, these regulations require the delivery, prior to certain transactions involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made in certain circumstances regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. Accordingly, the ability of broker-dealers to sell our common stock and the ability of stockholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is adversely affected by the application of these penny stock rules. Trading in our common stock will likely continue to be adversely affected by the application of these rules.

The rights of our preferred stockholders are superior to the rights of our common stockholders.

        The holders of our Series C preferred stock have certain rights that are superior to the rights of holders of our common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if we cease to exist by virtue of a merger in which we are not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of our Series C preferred stock will receive $100 per share in cash or securities (a total of $3,675,000 as of December 31, 2004), before any distributions are made to the holders of our common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of our common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

ITEM 2.    Description of Property

        We lease a pharmaceutical and gene therapy clinical manufacturing facility in Lyon, France. The facility consists of approximately 9,000 square feet of which approximately 7,000 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms and 2,000 square feet for office space. Currently, the monthly rental on the facility is approximately $13,250. The lease is for a 9-year period through 2009 and is extendable for another 9-year period. The lease may be cancelled by us after July 2006.

        We lease a facility in Philadelphia, Pennsylvania, which is used for executive offices and is suitable for our clinical manufacturing activities. The facility consists of approximately 11,900 square feet, of which approximately 9,300 square feet are suitable for manufacturing development, while the remaining 2,600 square feet are used for office space. We have options for additional space. Currently, the monthly rental on the facility is approximately $13,860. The lease is for a 10-year period through February 2008 and is extendable for two five-year periods.

        We believe that each of these properties is adequately covered by insurance.

ITEM 3.    Legal Proceedings

        We are periodically involved in ordinary, routine litigation and administrative proceedings incidental to our business. As of the date of this report, there are no pending, or to our knowledge threatened, material claims against us.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

        We did not have an annual meeting of stockholders in 2004 for the election of directors or other customary matters, due to the cash constraints of the Company. We anticipate having an annual meeting of stockholders in September 2005.

PART II

ITEM 5.    Market For Common Equity And Related Stockholder Matters

        Our common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. From 1997 until 2003, our common stock was listed for quotation on the Nasdaq under the symbol “AVXT,” initially on the Nasdaq SmallCap Market and later on the Nasdaq National Market. The stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from Nasdaq in August 2003 due to our failure to maintain Nasdaq’s minimum continuing listing standards. Since that time, the common stock has been traded on the OTC Bulletin Board under the symbol “AVXT.OB.” The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by Nasdaq, or by OTC, as applicable, for the quarters presented. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal year ended December 31, 2003
First quarter	$0.23	$0.11
Second quarter	$0.34	$0.19
Third quarter	$0.50	$0.10
Fourth quarter	$0.17	$0.06

Fiscal year ending December 31, 2004
First quarter	$0.51	$0.14
Second quarter	$0.40	$0.18
Third quarter	$0.27	$0.08
Fourth quarter	$0.37	$0.11

        The last reported sale price for our common stock on the OTC Bulletin Board on May 16, 2005, was $0.26 per share. At May 16, 2005, there were 61,415,018 shares of common stock outstanding, which were held by approximately 5,000 record and beneficial stockholders. The 36,750 shares of Series C preferred stock outstanding at December 31, 2004, are convertible into 1,130,755 shares of common stock, excluding the effect of any fractional shares.

        We have not paid any cash dividends on its common stock since our formation. The payment of dividends, if any, in the future, with respect to the common stock, is, subject to applicable state corporation law on permissible dividends, within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We anticipate that all earnings and other resources of the Company, if any, will be retained by us for investment in its business.

ITEM 6.    Management’s Plan of Operation

GENERAL

        Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $68,781,914 as of December 31, 2004. We incurred net losses of $9,425,564, $3,286,100, and $3,457,908 for the years ended December 31, 2002, 2003, and 2004, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts in Europe, clinical development efforts in Europe, the cost of maintaining our manufacturing facility in the United States, activities related to planned reestablishment of our clinical trials for M-Vax and possible studies in non-small cell lung cancer (“NSCLC”), and pre-clinical studies.

        Our ability to continue as an operating company depends upon, among other things, our ability to raise additional capital early in 2006 to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. M-Vax does not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax or any other products that we may develop.

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

        In developing our response to the FDA clinical hold letters and the Form 483, we identified and began to implement a number of product development initiatives related to the AC Vaccine technology. As a result, we determined certain product improvements to the manufacture of the vaccine could be instituted that would address certain concerns of the FDA and make the vaccine more viable from a regulatory and commercial perspective. Throughout the remainder of 2001 and into 2002, we continued to evaluate (1) the prospect of freezing the haptenized cells for distribution to the end user, (2) steps that could be taken to help ensure that final released vaccines prepared by us are sterile and (3) tests to determine the minimal number of cells necessary for the vaccine to be effective. Based upon the results of these efforts, we re-engineered the manufacturing steps to create and release the vaccine technology to take advantage of these potential product improvements.

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

Recent Development – Capital Infusion

        On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited and institutional investors. We received gross proceeds received of approximately $8,616,766, and incurred offering-related expenses of approximately $580,000. In connection with the private placement, we also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010. We intend to use the proceeds of this private offering for general working capital purposes, including our continuing plan of operation discussed below.

Plan of Operation

        The following is a summary of our plan of operation based on our current cash resources and assuming no material capital infusion in the next 12 months.

        We have, throughout 2003 and 2004, laid the foundation for a significantly more aggressive development plan that we have not been able to pursue during the past three years. The steps that were taken in 2003 and 2004 to implement this plan include:

•	Continuing development work on the AC Vaccine, particularly in France.

•	Pre-Biological License Application (BLA) filing meetings and follow-up contacts with representatives of AFSSAPS (the French counterpart of the FDA) regarding our filing of a BLA in France for the AC Vaccine.

•	Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

•	Alliance with OPI to place management of their French facility under Genopoietic management control and to obtain funding of the combined facility manufacturing operations from OPI.

•	Established and maintained at our Lyon, France facility the designation “Establissment Pharmaceutique” under applicable French regulations.

•	Commenced treatment of melanoma patients in Europe on a compassionate use basis with our AC Vaccine.

•	Hired Dr. David Berd as our full-time Medical Director to oversee directly the development of the AC Vaccine technology for us.

        With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation :

•	Recommence our clinical trial in the U.S. for the treatment of melanoma with the AC Vaccine, using DTH as the endpoint. We have received all FDA approvals to recommence this clinical trial, and we anticipate treating patients in the second quarter of 2005.

•	Commence a Phase I-II clinical trial in non-small cell lung cancer in collaboration with the University of Pennsylvania Cancer Center. We anticipate submitting an IND application to the FDA for treatment of NSCLC with the AC Vaccine by the end of June 2005.

•	Pursue our BLA filing with AFSSAPs for the approval of commercial sale of the AC Vaccine for treatment of melanoma in France. We anticipate that this will be ongoing in 2005.

•	Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Approach the FDA with clinical data generated from our clinical trials in the U.S., and with the planned BLA French submission information, to determine the expected clinical programs that will need to be completed to be in a position to submit clinical data for approval of the vaccine in the United States.

•	Begin planning and implementation of later stage pivotal registration trials in the United States for the appropriate indications.

        We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through the end of 2005 and into the first quarter of 2006. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding before the end of 2005 or early in 2006. We believe we have the facilities, the facility managers and technical staff, the scientific staff and consultants in place to implement this plan.

        We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With out current compassionate use and clinical activities planned, we anticipate that this excess capacity will exist at our Lyon, France facility for the foreseeable future. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a manufacturing alliance with OPI that is providing approximately $1,500,000 (US) funding per year from OPI for our combined facilities for 2004 and 2005, which combined facilities are under the management of Genopoietic, our French subsidiary. This funding commitment and certain other grant revenue, tax refunds and existing cash resources in France, should be sufficient to fund the manufacturing operations of our French facilities in 2005. OPI is not presently current in its payment obligations to us under this manufacturing alliance, and we may choose to terminate the agreement if we are not brought current in the near future. Although the OPI contract was critical to our ongoing operations in 2004, with the recent capital infusion, this contract is no longer critical to our ongoing operations in France.

        We will continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional revenue to fund our operations and the costs of the facilities. We believe that we have developed significant expertise in producing certain biological products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain current Good Manufacturing Practices (cGMP) at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities may be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own cGMP facilities. Although we are not currently conducting any clinical or pre-clinical development programs at our Philadelphia facility, we would consider re-activating that facility if a sufficiently significant opportunity presented itself.

Results of Operations

        Revenue recognized in 2004 was $1,691,063 compared to revenue in 2003 of $930,727. The increase in revenues was attributable to revenues realized related to contract manufacturing related to the OPI contract entered into in February 2004 plus additional revenue earned pursuant to a pilot manufacturing agreement entered into with Aventis during 2004 versus the prior years revenue which related to a contract manufacturing agreement that was in run-off through the second half of 2003.

        During 2004, our manufacturing, research and development expenses increased 51% from $1,984,193 to $3,005,565, largely as a result of increased in clinical activities in France and the U.S. with the AC Vaccine and the preparation of the BLA filing for M-Vax for approval in France. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2003	2004

United States	$900,908	$813,236
France	1,083,285	2,192,329

	$1,984,193	$3,005,565

        In the United States there was an overall expense decrease resulting from the cancellation of license agreement with Rutgers and no additional costs being incurred on research agreements with Rutgers or TJU. These decreases in expenses were partially offset by increases in expenses associated with the re-launch of clinical activities in the United States and the hiring of a Chief Medical Officer.

        The increase in the costs incurred in France are due to the filing of two new INDs in France for additional indications, validation and support work necessary for the filing of the amended INDs in the Untied States and increased costs associated with the preparation and validation work necessary for the filling of the BLA being prepared for submission to the French regulatory authorities.

        Selling, general and administrative expenses decreased approximately 8%, from $2,210,836 for the year ended 2003 to $2,025,934 for the year ended 2004. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2003	2004

United States	$1,845,952	$1,448,475
France	364,884	577,459

	$2,210,836	$2,025,934

        In the United States, the decrease in costs is the result of decreased administrative salaries and decreased outside professional fees associated with marketing, business development and legal activities.

        In France there was an increase in administrative expenses due to a higher salaries included in general and administrative expenses with support staff and higher allocation of the General Managers salary and additional costs allocated to general and administrative expenses related to the OPI contract manufacturing agreement which do not constitute research and development expenses.

        Interest income decreased from $15,557 earned in 2003 to $13,522 for the year 2004. The decline is a function of the decrease in the average invested asset base combined with a reduction in the rates on commercial paper in which we typically invested.

        We anticipate that our spending over the next 12 months for manufacturing, research and development expenses will increase as compared with 2004 as we continue to implement and accelerate the plan of operation described above.

Liquidity and Capital Resources

        We presently anticipate that our current resources, including the net proceeds of the private placement that we closed in April 2005, should be sufficient to fund operations through the end of 2005 and possibly into the first part of 2006, depending upon how aggressively we implement our development plans discussed above. That current operating plan includes anticipated expenses relating to (1) recommencing our clinical trials for M-Vax in the U.S., (2) costs associated with our BLA submission in France in March 2005, (3) our planned clinical trial for non-small cell lung cancer, which we expect to commence in 2005, (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional money or to initiate additional contract manufacturing relationships on terms favorable to us by the end of 2005 or early in 2006 to continue our operations through 2006. If we are unable to raise additional money, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives.

        If our current and planned clinical trials for the AC Vaccine in the United States or France do not demonstrate continuing progress toward taking one or more products to market, our ability to raise additional capital to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon the company continuing to move its development products toward ultimate regulatory approval and commercialization. If in the future we are not able to demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital we need to continue our then-current business operations and business activities, and we would not likely have sufficient liquidity or cash resources to continue operating.

        Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations through 2006. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships that we will require on acceptable terms, if at all. If additional funds are not raised in early 2006, we will likely cease operations in 2006.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

    Goodwill.   In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and whenever events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that would necessitate a goodwill impairment assessment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of our Genopoeitic subsidiary to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the entity to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions, including estimating future cash inflows from contracts and other sources, and developing appropriate discount rates and probability rates. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss.

        Our goodwill has a carrying value of $188,387 at December 31, 2004, and resulted from our acquisition of Genopoeitic in August 2000. We performed our annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. We considered internal risk-adjusted cash flow projections which utilize several key assumptions, including estimated timing of cash inflows into Genopoeitic.

        Impairment of Long-Lived Assets.   Long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value.

        Research and Development Costs.   Research and development costs, including payments related to research and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate. Research and development costs include all costs incurred related to the research and development, including manufacturing costs incurred, related to the Company’s research programs. We are required to produce our products in compliance with current Good Manufacturing Practices (cGMP) which requires a minimum level of staffing, personnel and facilities testing and maintenance. Based upon our current staffing level required to be in compliance with cGMP, we have excess capacity. Utilizing this excess capacity, revenue is generated in the form of contract manufacturing engagements. Accordingly, costs associated with the contract manufacturing revenues are not broken out from the Company’s research and development costs, as these costs would not differ even if the contracts were not in place.

Impact of Recently Issued Accounting Standards

        In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01 ” The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (“EITF 03-01”). The consensus clarifies the meaning of other than temporary impairment and its application to investments classified as either available-for-sale or held to maturity under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other than temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB staff position (“FSP”), FSP EITF No. 03-01-01, that delays the effective date for the measurement and recognition guidance of EITF 03-01. Adoption of this standard will not have an effect on our carrying value of investments or our results of operations.

        In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share,” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our earnings per share.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, the FASB has determined that SFAS 123R is effective for awards and stock options granted, modified or settled in cash in fiscal years beginning after December 15, 2005. Accordingly, we will adopt SFAS 123R beginning with our quarter ending March 31, 2006. SFAS 123R provides transition alternatives for public companies to restate prior interim periods or prior years. We are in the process of evaluating the impact of this standard on our financial statements.

ITEM 7.    Financial Statements

        The Company’s consolidated financial statements appear following the signature page to this Report. See Financial Statements.

        The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. The reports of independent registered public accounting firms included with the Financial Statements are unqualified opinions with an explanatory paragraph about conditions raising substantial doubt about the Company’s ability to continue as a going concern.

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 8A.  Controls and Procedures

        The Company’s principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a–14(c) in timely alerting him to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B.  Other Information

        None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

        The executive officers and directors of the Company, as well as certain information about them, are as follows:

Name	Age	Position with the Company

John K. A. Prendergast, Ph.D.	50	Chairman of the Board and Director

Richard P. Rainey	38	President and Corporate Secretary

David Berd, MD	59	Chief Medical Officer

Andrés Crespo	48	General Manager, Genopoeitic

Henry E. Schea III	51	Director of Quality Systems

Edson D. de Castro	65	Director

Andrew W. Dahl, Sc.D.	61	Director

Carl Spana, Ph.D.	41	Director

        John K. A. Prendergast, Ph.D., has been a director of the Company since July 1996. Dr. Prendergast has served as President and principal of Summercloud Bay, Inc., a biotechnology-consulting firm, since 1993. He is a co-founder or a member of the Board of Avigen, Inc. and Palatin Technologies, Inc. From October 1991 through December 1996, Dr. Prendergast was a Managing Director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University. In November 2003, Dr. Prendergast was named Chairman of the Board of the Company.

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

        David Berd, M.D., joined the Company as Chief Medical Officer in November 2004. He has been Professor of Medicine at Thomas Jefferson University since 1984. Dr. Berd is the inventor of the AC-Vaccine technology, and conducted all the clinical trials of the vaccine completed to date. He is the author of numerous published papers on the basic science and clinical testing of the vaccine. Dr. Berd is a board-certified medical oncologist, and received training at the University of Pennsylvania and Yale University School of Medicine.

        Andrés Crespo joined the Company as General Manager of its Genopoietic subsidiary when it was acquired by the Company in 2000. Prior to joining Genopoietic, Dr. Crespo was in charge of biopharmaceutical production for Rhône-Poulenc and later Rhône-Poulenc’s Gencell division, where he was responsible for organizing the coordination of the various Rhône-Poulenc laboratories specializing in gene therapy. Dr. Crespo was also in charge of the GMP production of gene therapy vectors while at Rhône-Poulenc. Dr. Crespo received his M.Sc. and Ph.D. from the University of Toulouse in Pharmaceutical Sciences.

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

        Andrew W. Dahl, Sc.D., has been a Director of the Company since September 1999. Since March 2005, Dr. Dahl has served as the Vice President of Consumer Driven Health and Human Resources of Alegent Health, a nonprofit, multi-hospital and health system headquartered in Omaha, Nebraska. He served as President and CEO of Evolution Benefits, a Division of Evolution Health, LLC., from July 2000 through February 2005. From July 1994 through December 1999, Dr. Dahl served as the President and Chief Executive Officer of HealthNet, Inc. From July 1990 through March 1994, Dr. Dahl served as President and Chief Executive Officer of IVF America, Inc. (now known as IntegraMed America), where he was instrumental in taking the corporation public. Dr. Dahl also served as Executive Vice President and Chief Operating Officer of St. John Health and Hospital Corporation in Detroit, a university-affiliated medical center, and was Vice President for Development of the Hospital Corporation of America, Management Company. Dr. Dahl received his Sc.D. from The Johns Hopkins University and a M.P.A. from Cornell University. Dr. Dahl is also a fellow in the American College of Health Care Executives.

        Carl Spana, Ph.D., has been a Director of the Company since September 1995 and was our Interim President from August 1995 to June 15, 1996. Dr. Spana is a co-founder of Palatin Technologies, Inc. and has been its president and chief executive officer since June 2000. He has been a director of Palatin since June 1996 and has been a director of RhoMed Incorporated since July 1995. Dr. Spana has served Palatin in other executive capacities prior to June 2000. Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly traded pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

Audit Committee Financial Expert and Code of Ethics

        Our Board of Directors has determined that Mr. de Castro and Dr. Spana qualify as “audit committee financial experts” as defined by the rules of the Securities and Exchange Commission. Mr. de Castro and Dr. Spana are independent within the meaning of Nasdaq Rules 4200(a)(15) and 4350(d), which are the independence tests utilized by the Board even though our common stock is no longer listed on Nasdaq.

        The Company has not adopted a Code of Ethics (as defined by the rules of Securities and Exchange Commission). The Company believes that its time and limited resources are better spent managing the Company’s cash flow and its strategic opportunities than on the development of these codes and designations.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The Reporting Persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Specific due dates for these reports have been established and the Company is required to identify those persons who failed to timely file these reports. Based on its review of the copies of filings received by it with respect to the fiscal year ended December 31, 2004, and representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2004.

ITEM 10.    Executive Compensation

Executive Compensation

        The following Summary Compensation Table sets forth the compensation earned by the persons serving as the Company’s chairman of the board, its chief executive officer and the other named key employees (who were the only other employees of the Company who made in excess of $100,000 in 2004) (the “Named Officers”) for the last three fiscal years. The Company has no long-term incentive plans.

        The Company’s Chairman of the Board, Dr. John Prendergast, is not an employee of the Company. He has served as an independent director of the Company since 1996. Due to the dramatic reduction in the executive staff of the Company, since 2002, Dr. Prendergast, at the request of the Board of Directors, has assisted management in certain strategic initiatives and related matters. The Board of Directors continues to view Dr. Prendergast as an independent director, but his compensation has significantly exceeded the customary fees for outside directors due to the services provided by Dr. Prendergast at the request of the Board. All extraordinary consulting fees paid to Dr. Prendergast have been approved by the other members of the Board, all of whom are independent within the meaning of Nasdaq Rule 4200(a)(15), which is the independence test utilized by the Board even though the Company’s common stock is no longer listed on Nasdaq. Effective December 1, 2003, the Board approved monthly compensation to Dr. Prendergast of $10,500, plus reimbursement of out-of-pocket expenses for consulting services provided by Dr. Prendergast to the Company, which will consist of not less than five days of service per calendar month.

        Neither Andrés Crespo nor Henry Schea served as an officer of the Company in 2003 or 2004. They are included in the following tables because they were key employees of the Company who made in excess of $100,000.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Shares of common stock Underlying Options/SARs (#)	All Other Compensation ($)

John K.A. Prendergast, Ph.D.	2004	$0	$0	190,000	$126,000
– Chairman of the Board (1)	2003	$0	$0	-0-	$120,625
	2002	$0	$0	-0-	47,500

Richard P. Rainey, C.P.A. –	2004	$195,000	$0	250,000	-0-
President and Corporate	2003	$182,521	$150,000	-0-	-0-
Secretary (2)	2002	$147,875	$0	-0-	-0-
	2001	$133,068	$24,000	180,000	-0-

Andrés Crespo – General	2004	$178,758	$0	175,000	-0-
Manager, Genopoeitic	2003	$162,621	$0	-0-	-0-

Henry E. Schea III – Director	2004	$125,000	$0	100,000	-0-
of Quality Systems	2003	$119,792	$0	-0-	-0-

Dr. David Berd – Chief	2004	$30,000	$0	200,000	-0-
Medical Officer (4)
_________________
(1)	The other compensation shown for Dr. Prendergast consisted of $11,500 and $4,000 in customary directors’ fees paid in 2002 and 2003, respectively, and $36,000, $116,625 and $126,000 of additional compensation paid for the additional services rendered by Dr. Prendergast as a non-employee director of the Company.
(2)	In February 2003, the Company paid Mr. Rainey a $150,000 retention bonus to induce Mr. Rainey to remain in employment with the Company in view of its then current financial circumstances and prospects. In exchange for this payment, Mr. Rainey agreed to remain an employee of the Company for at least the next 12 months in accordance with the terms and conditions of his Employment Agreement, as amended. At that time, the Company and Mr. Rainey entered into a letter agreement amending his employment agreement with the Company. The employment agreement, as amended is described below under “Employment Agreement.”
(3)	Compensation is paid in Euro’s, and is shown in US$ at the rate of 1.1316 and 1.2439 U.S.$ to one European Euro for 2003 and 2004 respectively.
(4)	Dr. Berd’s employment commenced November 1, 2004 and his agreement provides for an annual base salary of $180,000.

Option/SAR Grants in the Last Fiscal Year

Name and Principal Position	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

John K.A. Prendergast, Ph.D. –	40,000	3.04%	$0.17	01/01/14
Chairman of the Board	150,000	11.41%	$0.125	10/01/11

Richard P. Rainey, C.P.A. –	250,000	19.01%	$0.125	10/01/11
President and Corporate Secretary

Andrés Crespo – General Manager,	175,000	13.31%	$0.17	02/02/11
Genopoeitic

Henry E. Schea III – Director of	100,000	7.60%	$0.17	02/02/11
Quality Systems

Dr. David Berd – Chief Medical	200,000	15.21%	$0.22	11/01/11
Officer (4)

        During 2004 1,240,000 options were granted to employees and directors of the company. The Company has not granted any stock appreciation rights. In accordance with the terms of the Company’s 2000 Directors’ Stock Option Plan, on January 2, 2004, the four directors of the Company were each automatically granted options to purchase 40,000 shares of common stock, at an option exercise price of $0.17 per share. The options vest quarterly over a four-year period of continuing service as a director. Effective February 2, 2004, the Company granted 380,000 options to employees pursuant to the 2001 Stock Option Plan. Effective October 1, 2004, the Board of Directors granted stock options to Mr. Rainey, Dr. Prendergast and Dr. Spana for 250,000, 150,000 and 100,000 shares, respectively, at an option exercise price of $0.125 per share. Effective November 1, 2004, the Board of Directors granted stock options to Dr. Berd for 200,000 shares at an option exercise price of $0.22 per share. All options vest quarterly over a four-year period of continuing service as an employee or director of the Company, as applicable. The option grants to Dr. Prendergast and Dr. Spana reflect the additional demands on those two directors due to our limited executive management team. The options vest quarterly over 16 quarters from the date of grant.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

		Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2004 (1)

Name	Shares Acquired on Exercise (#)	Exercisable	Unexercisable	Exercisable	Unexercisable

John K.A. Prendergast, Ph.D.	-0-	104,976	183,125	$4,103	$38,747
Richard P. Rainey, C.P.A.	-0-	290,000	270,000	$3,672	$55,078
Andrés Crespo	-0-	32,813	142,188	$6,234	$27,016
Henry E. Schea III	-0-	65,625	109,375	$3,563	$15,438
David Berd	-0-	—	200,000	$0	$42,000
_________________
(1)	Value is based on the difference between the option exercise price and $0.36, the market value of the common stock on December 31, 2004 (based upon the average closing bid and asked prices on the OTC Bulletin Board), multiplied by the number of shares of common stock issuable upon exercise of the options. At December 31, 2004, all stock options had exercise prices in excess of the market value of the common stock on that date.

Employment Agreements

        Richard P. Rainey. On February 14, 2005, the Company executed a new Employment Agreement with Richard P. Rainey, which supersedes all prior employment agreements and letters with Mr. Rainey. The new Employment Agreement is effective as of April 1, 2004, which is the date that his prior employment agreement expired. Pursuant to the terms of the Employment Agreement, Mr. Rainey continues to serve as President of the Company. The initial term of the Employment Agreement expires March 31, 2007.

        Under the terms of the Employment Agreement, Mr. Rainey receives a current annual base salary of $200,000 and is entitled to receive a discretionary annual incentive bonus targeted to be 30% of his base salary. Under the new Employment Agreement, we granted Mr. Rainey an option to purchase 250,000 shares of common stock under the Company’s 2001 Stock Option Plan at an exercise price of $0.125 per share. All such options vest at a rate of 1/16 per quarter over a four-year period, and are exercisable for a period of seven years from their grant date. Mr. Rainey is also entitled to additional stock options at the sole discretion of our Board of Directors.

        The Employment Agreement provides that Mr. Rainey is to receive a lump sum payment equal to two times his Base Salary upon termination of his employment following a Change in Control, as defined in the Employment Agreement. Upon termination for any reason other than, (i) following a Change of Control, (ii) due to Mr. Rainey’s death or to his disability, (iii) by us for “just cause,” or (iv) by Mr. Rainey for “good reason,” then we are required to pay Mr. Rainey, as his sole damages for his termination, a lump sum payment equal to his annual base salary. Such amount will not be set-off against amounts earned from alternative employment. In addition, any stock options granted to Mr. Rainey will thereupon become immediately vested. If, at any time prior to March 31, 2007, (i) Mr. Rainey’s employment is terminated by us with “just cause,” (ii) Mr. Rainey terminates his employment for “good reason,” or (iii) Mr. Rainey’s employment is terminated due to death or disability, we are required to pay Mr. Rainey, or his estate, his base salary accrued but unpaid as of the date of termination.

        The Employment Agreement also contains a two-year covenant not to compete (assuming Mr. Rainey is dismissed for cause), a three-year covenant not to disclose confidential information and an 18-month non-solicitation agreement.

        Dr. David Berd.   Effective November 1, 2004, the Company entered into an Employment Letter with Dr. David Berd, under which Dr. Berd was named the Company’s Chief Medical Officer. Dr. Berd is the inventor of the AC Vaccine technology that the Company licenses from Thomas Jefferson

University (TJU). Dr. Berd has worked closely with the Company as a tenured professor at TJU and a consultant to the Company during the 10 year period in which the Company has had the AC Vaccine in development. Dr. Berd’s initial employment term with the Company was for six months, running through April 30, 2005. This has been extended to October 31, 2005. Any agreement to extend Dr. Berd’s employment beyond October 31, 2005will be completed no later than 60 days prior to the scheduled end of Dr. Berd’s initial employment period.

        Under the terms of the Employment Letter, Dr. Berd receives a current annual base salary of $180,000 per year, payable pro rata for any partial calendar year for which the Company employs Dr. Berd. Pursuant to this Employment Letter, Dr. Berd was granted an option under the Company’s 2001 Stock Option Plan to purchase 200,000 shares of common stock exercisable for seven years at an exercise price equal to $0.22 per share, which was the market value of the common stock as of the effective date of the Employment Letter. The option vests at the rate of 25% per quarter until the first anniversary of the effective date.

Compensation of Directors

        Effective November 2, 2001, we elected to pay our non-employee directors a fee of $4,000 per meeting for Board meetings attended in person, $1,000 per meeting for committee meetings attended in person and $500 per meeting for telephonic Board and committee meetings. In 2004, we had no in-person Board meetings, no in-person committee meetings, and six telephonic Board or committee meetings.

        In accordance with the terms of our 2000 Directors’ Stock Option Plan, on January 2, 2004, each of our four directors was each automatically granted options to purchase 40,000 shares of common stock, at an option exercise price of $0.17 per share. The options vest quarterly over a four-year period of continuing service as a director.

        See “Executive Compensation” above for a description of certain compensation paid to Dr. Prendergast in 2003 and 2004 and stock options awarded to Dr. Prendergast and Dr. Spana for additional services provided by Dr. Prendergast to us, at the request of our Board of Directors.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of April 6, 2005, certain information regarding the beneficial ownership of the common stock (i) by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) by each of our Named Officers (as defined herein) and directors and (iii) by all our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Stock	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)
Named Executive Officers and Directors (2)
Richard P. Rainey, C.P.A. (3)	Common Stock	1,076,104	1.70%
Edson D. de Castro (4)	Common Stock	58,101	*
Andrew W. Dahl, Sc.D. (5)	Common Stock	62,222	*
John K.A. Prendergast, Ph.D. (6)	Common Stock	559,024	*
Carl Spana, Ph.D. (7)	Common Stock	166,768	*
David Berd, MD	Common Stock	241,621	*
Andres Crespo (8)	Common Stock	32,813	*
Henry E. Schea III (8)	Common Stock	65,625	*
All executive officers and directors
as a group (5 persons) (9)	Common Stock	2,033,157	3.22%

5% Shareholders
Rock Castle Ventures, L.P.	Common Stock	5,452,630	8.36%
Park Place Columbia LTD	Common Stock	5,405,616	8.37%
Aqua RIMCO LTD	Common Stock	9,558,937	14.76%
Firebird Global Master Fund, LTD	Common Stock	3,466,667	5.47%
Yoshinoro SHIRONO	Common Stock	9,558,823	14.76%
CS Equity Fund Management Company	Common Stock	7,821,666	12.15%
Executive officers, directors and 5% shareholders		45,633,231	69.95%
_________________ *Represents less than 1%.
(1)	The percentage of common stock beneficially owned is determined by adding the number of shares of common stock outstanding 61,415,018 as of April 6, 2005 to the number of shares issuable upon conversion of the Series C Preferred Stock 1,130,755 as of April 6, 2005 plus, for each beneficial owner or group, any shares of common stock that owner or group has the right to acquire within 60 days of April 6, 2005, pursuant to options or warrants.
(2)	The address of the named individuals is c/o AVAX Technologies, Inc., 2000 Hamilton Street, Suite 204, Philadelphia, Pennsylvania 19130.
(3)	Includes 255,000 shares of common stock that Mr. Rainey may acquire within 60 days upon exercise of options held by Mr. Rainey and also includes 393,504 shares and 384,600 warrants owned by a partnership in which Mr. Rainey holds a 50% interest.
(4)	Represents shares of common stock that Mr. de Castro may acquire within 60 days upon the exercise of options held by Mr. De Castro.
(5)	Represents shares of common stock that Dr. Dahl may acquire within 60 days upon the exercise of options held by Dr. Dahl.
(6)	Includes 104,976 shares of common stock that Dr. Prendergast may acquire within 60 days upon exercise of options held by Dr. Prendergast and also includes 261,748 shares and 192,300 warrants owned by Dr. Prendergast.
(7)	Includes 101,851 shares of common stock that Dr. Spana may acquire within 60 days upon the exercise of options held by Dr. Spana.
(8)	Represents shares of common stock that Dr. Crespo and Mr. Schea may acquire within 60 days of the exercise of options held by each individual.
(9)	Consists only of directors and Richard P. Rainey, the sole executive officer of the Company as of the date of this report.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2004 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,358,889	$1.26	1,400,394

Equity compensation plans not approved by security holders	1,773,328	$1.86	-0-

Total	4,132,217

        The warrants and options issued without stockholder approval include (1) warrants to purchase 218,759 shares of common stock at an exercise price of $11.125 per share issued to certain brokers and finders in connection with the Company’s 2000 private placement of securities, all of which expired on March 10, 2005; (2) warrants to purchase 288,450 shares of common stock at an exercise price of $0.143 per share issued to a broker in connection with the Company’s 2003 bridge financing, which expire on December 1, 2008; (3) warrants to purchase 733,333 shares of common stock at an exercise price of $0.33 per share issued to a broker in connection with the Company’s 2004 private placement of securities, which expire on May 10, 2009; and (4) warrants to purchase 300,000 shares of common stock at an exercise price of $0.23 per share issued to two individuals for certain financial advisory services, which expire on December 16, 2009.

        The warrants and options issued without stockholder approval also include 161,786 options to acquire common stock issued to current and former directors outside of the Company’s stock option plans, which options were granted at various times prior to 2000 in conjunction with services (including extraordinary levels of services) provided by those directors to the Company. Those options expire at various times between March 15, 2006 and November 2, 2008, and have option exercise prices between $0.89 per share and $3.00 per share.

        The warrants and options issued without stockholder approval also include 71,000 options to acquire common stock issued to two former consultants to the Company, 50,000 of which have expired since December 31. 2004. The remaining 21,000 options have an exercise of $2.25 per share and expire on November 30, 2005. See Note 5 of the Notes to Financial Statements for information concerning the material terms of equity compensation plans pursuant to which the foregoing options and warrants have been issued. Equity compensation plans approved by security holders consist of the 1992 Stock Option Plan, the 2001 Stock Option Plan and the 2000 Director Stock Option Plan.

ITEM 12.    Certain Relationships and Related Transactions

        On December 4, 2003, we completed a bridge financing in the aggregate principal amount of $950,000 in a private offering with various institutional and individual investors in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. We issued $950,000 aggregate principal amount of our 5% Convertible Notes due May 17, 2004, and warrants to purchase an aggregate of 7,115,300 shares of common stock at an exercise price of $0.143 per share. The notes automatically converted on May 21, 2004, in connection with our $3,050,000 private placement of our common stock, into 7.692 shares of common stock of the Company for each $1.00 of unpaid principal and interest on the Notes on the conversion date (a ratio of $0.13 per share).

        A partnership in which Mr. Rainey, our President, is a 50% partner and Mr. Rainey’s brother is the other 50% partner, purchased $50,000 principal amount of the Convertible Notes and associated warrants. Dr. Prendergast, our Chairman, purchased $25,000 principal amount of the Convertible Notes and associated warrants. The Board of Directors approved the participation of both Mr. Rainey and Dr. Prendergast in the bridge financing.

ITEM 13.    Exhibits

(a)	Exhibits

        Exhibits are listed on the Exhibit Index appearing immediately after the signature page for the report.

ITEM 14.    Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed to the Company for fiscal years ended December 31, 2003, and 2004 by the Company’s principal accounting firm, Ernst & Young LLP:

	2003	2004

Audit fees (1)	$56,670	$111,550
Audit-related fees	0	0

Tax fees	0	0
All other fees	0	0

Total	$56,670	$111,550

_________________
(1)	Includes services rendered for the audit of the Company’s annual financial statements and review of financial statements included in quarterly reports on Form 10-QSB.

        The Audit Committee has adopted a policy (the “Pre-Approval Policy”) under which audit and non-audit services to be rendered by the Company’s independent public accountants are pre-approved by the Audit Committee. Pursuant to the Pre-Approval Policy, the Audit Committee pre-approves audit and non-audit services to be provided by the independent auditors, at specified dollar levels, which dollar levels are reviewed by the Committee periodically, and no less often than annually. Additionally, the Audit Committee may provide explicit prior approval of specific engagements not within the scope of a previous pre-approval resolution. The services performed by the Company’s independent auditor in 2004 were all audit-related and pre-approved by the Audit Committee. The Pre-Approval Policy also specifies certain services (consistent with the SEC rules and regulations) that may not be provided by the Company’s independent auditors in any circumstance. The Pre-Approval Policy also includes an exception from the pre-approval requirement for certain de minimus non-audit engagements that are not otherwise prohibited by the Policy. Engagements in reliance upon that de minimus exception must be promptly brought to the attention of Audit Committee and approved by the Audit Committee or one or more designated representatives. Ernst & Young LLP provided no services in 2004 in reliance upon this de minimus exception.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.

Date: May 19, 2005	By:	/s/ Richard P. Rainey

Richard P. Rainey President

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Richard P. Rainey	Richard P. Rainey	May 19, 2005
President (Principal Executive, Financial and
Accounting Officer)

/s/ Edson D. de Castro	Edson D. de Castro	May 19, 2005
Director

/s/ John K. A. Prendergast, Ph.D.	John K. A. Prendergast, Ph.D.	May 19, 2005
Director

/s/ Carl Spana, Ph.D.	Carl Spana, Ph.D.	May 19, 2005
Director

/s/ Andrew W. Dahl, Sc.D.	Andrew W. Dahl, Sc.D.	May 19, 2005
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).[1]

3.2	Certificate of Amendment of Certificate of Incorporation Dated May 10, 2004.[2]

3.3	By-Laws.[3]

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen of common stock certificate.[3]

4.3	Investors’ Rights Agreement Dated November 20, 1995, by and between the Company and certain investors.[3]

4.4	Form of Placement Warrant Relating to Offering of Series B Placement Warrants.[4]

4.5	Certificate of Designation of Series C Convertible Preferred Stock.[5]

4.6	Series C Convertible Preferred Stock Warrant Purchase Agreement.[5]

4.7	Form of Class A and Class B common stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.[5]

10.1	Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[6]

10.2	License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[6]

10.3	Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[5]

10.4	License Agreement dated February 17, 1997, by and between the Company and The Texas A&M University System.[6]

10.5	2001 Stock Option Plan.[1]

10.6	2000 Directors’ Stock Option Plan.[7]

10.7	Note Purchase Agreement dated as of November 17, 2003.[8]

10.8	Form of Convertible Note in connection with the December 2003 bridge financing.[8]

10.9	Form of Warrant in connection with the December 2003 bridge financing.[8]

10.10	Society in Participation Agreement between Genopoetic and Opisodia dated January 29, 2004.[9]

10.11	Securities Purchase Agreement dated as of May 17, 2004.[10]

10.12	Form of Series 2004A Warrant to purchase common stock.[10]

10.13	Form of Series 2004B Warrant to purchase common stock.[10]

10.14	Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey dated as of April 1, 2004.[11]

Exhibit No.	Description

10.15	Employment Letter between AVAX Technologies, Inc. and Dr. David Berd dated as of November 1, 2004.[11]

10.16	Securities Purchase Agreement dated as of April 5, 2005.[12]

10.17	Form of Series 2005A Warrant to purchase common stock.[12]

10.18	Form of Series 2005B Warrant to purchase common stock.[12]

21	Subsidiaries of the Company.*

23.1	Consent of Briggs, Bunting & Dougherty LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

_________________
*	Filed herewith.
[1]	Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-KSB for year ended December 31, 2001.
[2]	Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the first quarter of the year ended December 31, 2004.
[3]	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-09349) filed on August 1, 1996.
[4]	Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 6 to the Registration Statement on Form S-3 filed on August 17, 1998.
[5]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998.
[6]	Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the Registration Statement on Form S-3 filed on July 3, 1997.
[7]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.
[8]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on December 9, 2003.
[9]	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-118334) filed on August 18, 2004.
[10]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2004.
[11]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on March 18, 2005.
[12]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on April 7, 2005.

Consolidated Financial Statements

AVAX Technologies, Inc.
(a development stage company)

Years ended December 31, 2004 and 2003
and the period from January 12, 1990
(Incorporation) to December 31, 2004
With Reports of Independent Registered Public Accounting Firms

AVAX Technologies, Inc.
(a development stage company)

Consolidated Financial Statements

Years ended December 31, 2004 and 2003 and for the period from January 12, 1990
(Incorporation) to December 31, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from January 12, 1990 (incorporation) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from January 12, 1990 (incorporation) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and may not have adequate capital to fund its operations through 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Briggs, Bunting & Dougherty LLP

Philadelphia, PA
April 19, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows of AVAX Technologies, Inc. (a development stage company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AVAX Technologies, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has inadequate capital to fund existing operations through 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/   Ernst & Young LLP

Kansas City, Missouri
March 18, 2004

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheet

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$1,560,761
Accounts receivable, net of allowance for doubtful accounts of $192,066	73,080
Inventory	13,561
VAT receivable	185,828
Prepaid expenses and other current assets	204,238

Total current assets	2,037,468

Property, plant and equipment, at cost	3,674,935
Less accumulated depreciation	2,498,864

Net property, plant and equipment	1,176,071

Research and development tax credit receivable	240,016
Goodwill	188,387

Total assets	$3,641,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,621,758
Accrued and withheld payroll taxes and liabilities	205,650
Deferred revenue	224,540
Loans payable – ANVAR grant payable	374,402

Total current liabilities	2,426,350
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B - 300,000 shares and Series C - 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares - 0
Series C convertible preferred stock:
Issued and outstanding shares - 36,750 (liquidation preference - $3,675,000)	367
Common stock, $.004 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 36,071,568	144,286
Additional paid-in capital	69,426,457
Subscription receivable	(422)
Accumulated other comprehensive income	426,818
Deficit accumulated during the development stage	(68,781,914)

Total stockholders’ equity	1,215,592

Total liabilities and stockholders’ equity	$3,641,942

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,		Period from January 12, 1990 (Incorporation) to December 31,
	2004	2003	2004

Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	1,691,063	930,727	4,046,347

Total revenue	1,691,063	930,727	5,997,347
Costs and expenses:
Research and development	3,005,565	1,984,193	39,872,552
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	2,025,934	2,210,836	31,321,990

Total operating loss	(3,340,436)	(3,264,302)	(73,749,982)
Other income (expense):
Interest income	13,522	15,557	5,640,787
Interest expense	(130,994)	(34,780)	(812,067)
Other, net	—	(2,575)	143,193

Total other income (loss), net	(117,472)	(21,798)	4,971,913

Loss from continuing operations	(3,457,908)	(3,286,100)	(68,778,069)
Loss from discontinued operations	—	—	(3,845)

Net loss	(3,457,908)	(3,286,100)	(68,781,914)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	(3,457,908)	$(3,286,100)	(70,651,947)

Loss per common share – basic and diluted
Loss from continuing operations	$(0.12)	$(0.19)
Loss from discontinued operations	—	—

Net loss	$(0.12)	$(0.19)

Weighted-average number of common shares outstanding	29,409,357	17,503,152

Net loss	$(3,457,908)	$(3,286,100)
Foreign currency translation adjustment	20,739	10,175

Comprehensive loss	$(3,437,169)	$(3,275,925)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock for
services in January 1990	—	$—	—	$—	—	$—	582,500	$2,330
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1990	—	—	—	—	—	—	582,500	2,330
Issuance of common stock for
services in August 1991	—	—	—	—	—	—	230,000	920
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1991	—	—	—	—	—	—	812,500	3,250
Conversion of note payable to
related party to common stock
in June 1992	—	—	—	—	—	—	22,913	92
Issuance of common stock for
services in May and June 1992	—	—	—	—	—	—	264,185	1,056
Issuance of Series A
convertible preferred stock,
net of issuance cost in June,
July and September 1992	1,287,500	12,875	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1992	1,287,500	12,875	—	—	—	—	1,099,598	4,398
Issuance of common stock for
services in July and November
1993	—	—	—	—	—	—	8,717	35
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1993	1,287,500	12,875	—	—	—	—	1,108,315	4,433
Issuance of common stock for
services in July 1994	—	—	—	—	—	—	3,750	15
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1994	1,287,500	12,875	—	—	—	—	1,112,065	4,448
Common stock returned and
canceled in April and May 1995	—	—	—	—	—	—	(307,948)	(1,232)
Shares issued in September
and November 1995	—	—	—	—	—	—	1,777,218	7,109
Amount payable for liquidation
preference	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance at December 31, 1995	1,287,500	12,875	—	—	—	—	2,581,335	10,325
Repurchase of common stock
in March 1996	—	—	—	—	—	—	(77,901)	(312)
Payment of subscription
receivable	—	—	—	—	—	—	—	—
Conversion of Series A
preferred stock in June
1996	(1,287,500)	(12,875)	—	—	—	—	321,875	1,288

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of common stock for
services in January 1990	$920	$—	$—	$—	$—	$—	$3,250
Net loss	—	—	—	—	—	(889)	(889)

Balance at December 31, 1990	920	—	—	—	—	(889)	2,361
Issuance of common stock for
services in August 1991	5,830	—	—	—	—	—	6,750
Net loss	—	—	—	—	—	(97,804)	(97,804)

Balance at December 31, 1991	6,750	—	—	—	—	(98,693)	(88,693)
Conversion of note payable to
related party to common stock
in June 1992	160,465	—	—	—	—	—	160,557
Issuance of common stock for
services in May and June 1992	6,444	—	—	—	—	—	7,500
Issuance of Series A
convertible preferred stock,
net of issuance cost in June,
July and September 1992	2,258,837	—	—	—	—	—	2,271,712
Net loss	—	—	—	—	—	(607,683)	(607,683)

Balance at December 31, 1992	2,432,496	—	—	—	—	(706,376)	1,743,393
Issuance of common stock for
services in July and November
1993	24,965	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	(1,610,154)	(1,610,154)

Balance at December 31, 1993	2,457,461	—	—	—	—	(2,316,530)	158,239
Issuance of common stock for
services in July 1994	4,485	—	—	—	—	—	4,500
Net loss	—	—	—	—	—	(781,221)	(781,221)

Balance at December 31, 1994	2,461,946	—	—	—	—	(3,097,751)	(618,482)
Common stock returned and
canceled in April and May 1995	—	—	—	—	—	—	(1,232)
Shares issued in September
and November 1995	—	(7,109)	—	—	—	—	—
Amount payable for liquidation
preference	(738,289)	—	—	—	—	—	(738,289)
Net income	—	—	—	—	—	1,380,571	1,380,571

Balance at December 31, 1995	1,723,657	(7,109)	—	—	—	(1,717,180)	22,568
Repurchase of common stock
in March 1996	—	312	—	—	—	—	—
Payment of subscription
receivable	—	2,771	—	—	—	—	2,771
Conversion of Series A
preferred stock in June
1996	11,587	—	—	—	—	—	—

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock and
Series B preferred stock in a
private placement in May and
June 1996	—	—	258,198	2,582	—	—	129,099	516
Issuance of common stock
and Series B preferred
stock for services in
June 1996	—	—	1,000	10	—	—	500	2
Exercise of warrants in June
and July 1996	—	—	—	—	—	—	156,250	626
Amount payable for liquidation
preference	—	—	—	—	—	—	—	—
Compensation related to stock
options granted in May and
September 1996	—	—	—	—	—	—	—	—
Amortization of deferred
compensation	—	—	—	—	—	—	—	—
Unrealized loss on marketable
securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1996	—	—	259,198	2,592	—	—	3,111,158	12,445
Payment of subscription
receivable	—	—	—	—	—	—	—	—
Write-off of subscription
receivable	—	—	—	—	—	—	—	—
Exercise of warrants in
April and June 1997	—	—	—	—	—	—	49,770	199
Conversion of preferred to
common stock	—	—	(55,039)	(551)	—	—	1,421,403	5,685
Repurchase of fractional shares	—	—	—	—	—	—	(26)	—
Realization of loss on
marketable securities	—	—	—	—	—	—	—	—
Amortization of deferred
compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1997	—	—	204,159	$2,041	—	—	4,582,305	18,329
Conversion of preferred
common stock	—	—	(91,470)	(914)	—	—	2,386,174	9,544
Payment of subscription
receivable	—	—	—	—	—	—	—	—
Issue shares based upon reset
provisions	—	—	—	—	—	—	3,029,339	12,117
Issue compensatory shares to
officer	—	—	—	—	—	—	9,301	38
Amortization of deferred
compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1998	—	—	112,689	1,127	—	—	10,007,119	40,028
Conversion of preferred to
common stock	—	—	(38,805)	(388)	—	—	1,012,286	4,049
Issue shares based upon reset
provisions	—	—	—	—	—	—	20,885	84
Issuance of Series C preferred
stock in a private placement
in March 1999	—	—	—	—	101,300	1,013	—	—
Exercise of Warrants pursuant
to cashless exercise
provisions	—	—	—	—	—	—	37,500	150
Capital contributed through
sale of 20% interest in
consolidated subsidiaries to
unrelated third party	—	—	—	—	—	—	—	—

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of common stock and
Series B preferred stock in a
private placement in May and
June 1996	22,217,397	—	—	—	—	—	22,220,495
Issuance of common stock
and Series B preferred
stock for services in
June 1996	99,988	—	—	—	—	—	100,000
Exercise of warrants in June
and July 1996	5,624	—	—	—	—	—	6,250
Amount payable for liquidation
preference	(1,131,744)	—	—	—	—	—	(1,131,744)
Compensation related to stock
options granted in May and
September 1996	1,076,373	—	(1,076,373)	—	—	—	—
Amortization of deferred
compensation	—	—	112,949	—	—	—	112,949
Unrealized loss on marketable
securities	—	—	—	(2,037)	—	—	(2,037)
Net loss	—	—	—	—	—	(1,536,842)	(1,536,842)

Balance at December 31, 1996	24,002,882	(4,026)	(963,424)	(2,037)	—	(3,254,022)	19,794,410
Payment of subscription
receivable	—	1,761	—	—	—	—	1,761
Write-off of subscription
receivable	(1,833)	1,833	—	—	—	—	—
Exercise of warrants in
April and June 1997	(199)	—	—	—	—	—	—
Conversion of preferred to
common stock	(5,134)	—	—	—	—	—	—
Repurchase of fractional shares	(76)	—	—	—	—	—	(76)
Realization of loss on
marketable securities	—	—	—	2,037	—	—	2,037
Amortization of deferred
compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(4,266,125)	(4,266,125)

Balance at December 31, 1997	23,995,640	(432)	(694,324)	—	—	(7,520,147)	15,801,107
Conversion of preferred to
common stock	(8,630)	—	—	—	—	—	—
Payment of subscription
receivable	—	10	—	—	—	—	10
Issue shares based upon reset
provisions	(12,117)	—	—	—	—	—	—
Issue compensatory shares to
officer	24,962	—	—	—	—	—	25,000
Amortization of deferred
compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(5,838,130)	(5,838,130)

Balance at December 31, 1998	23,999,855	(422)	(425,224)	—	—	(13,358,277)	10,257,087
Conversion of preferred to
common stock	(3,661)	—	—	—	—	—	—
Issue shares based upon reset
provisions	(84)	—	—	—	—	—	—
Issuance of Series C preferred
stock in a private placement
in March 1999	9,283,726	—	—	—	—	—	9,284,739
Exercise of Warrants pursuant
to cashless exercise
provisions	27,000	—	—	—	—	—	27,150
Capital contributed through
sale of 20% interest in
consolidated subsidiaries to
unrelated third party	2,099,200	—	—	—	—	—	2,099,200

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Amortization of deferred
compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1999	—	—	73,884	739	101,300	1,013	11,077,790	44,311
Conversion of preferred to
common stock	—	—	(73,884)	(739)	(14,550)	(146)	2,375,083	9,500
Private placement of common
stock, March 2000	—	—	—	—	—	—	2,259,494	9,039
Capital contribution by
shareholder	—	—	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—	29,254	117
Shares issued pursuant to
acquisition of Subsidiary	—	—	—	—	—	—	800,000	3,200
Elimination of contributed
capital related to joint
venture no longer consolidated	—	—	—	—	—	—	—	—
Amortization of deferred
compensation	—	—	—	—	—	—	—	—
Foreign currency translation
adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2000	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation
adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2001	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation
adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2002	—	—	—	—	86,750	867	16,541,621	66,167
Conversion of preferred to
common stock	—	—	—	—	(50,000)	(500)	1,538,450	6,153
Common stock warrants issued in
conjunction with convertible
notes payable	—	—	—	—	—	—	—	—
Foreign currency translation
adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	—	—	36,750	367	18,080,071	72,320
Exercise of warrants	—	—	—	—	—	—	338,400	1,354
Conversion of bridge notes to
common stock	—	—	—	—	—	—	7,486,430	29,945
Private placement of commons
stock	—	—	—	—	—	—	10,166,667	40,667
Foreign currency translation
adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—	36,750	$367	36,071,568	$144,286

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Amortization of deferred
compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(7,867,563)	(7,867,563)

Balance at December 31, 1999	35,406,036	(422)	(156,124)	—	—	(21,225,840)	14,069,713
Conversion of preferred to
common stock	(8,615)	—	—	—	—	—	—
Private placement of common
stock, March 2000	24,186,656	—	—	—	—	—	24,195,695
Capital contribution by
shareholder	93,637	—	—	—	—	—	93,637
Exercise of options and warrants	271,273	—	—	—	—	—	271,390
Shares issued pursuant to
acquisition of Subsidiary	7,596,800	—	—	—	—	—	7,600,000
Elimination of contributed
capital related to joint
venture no longer consolidated	(2,099,200)	—	—	—	—	—	(2,099,200)
Amortization of deferred
compensation	—	—	156,124	—	—	—	156,124
Foreign currency translation
adjustment	—	—	—	—	80,009	—	80,009
Net loss	—	—	—	—	—	(16,276,749)	(16,276,749)

Balance at December 31, 2000	65,446,587	(422)	—	—	80,009	(37,502,589)	28,090,619
Foreign currency translation
adjustment	—	—	—	—	(38,894)	—	(38,894)
Net loss	—	—	—	—	—	(15,109,753)	(15,109,753)

Balance at December 31, 2001	65,446,587	(422)	—	—	41,115	(52,612,342)	12,941,972
Foreign currency translation
adjustment	—	—	—	—	354,789	—	354,789
Net loss	—	—	—	—	—	(9,425,564)	(9,425,564)

Balance at December 31, 2002	65,446,587	(422)	—	—	395,904	(62,037,906)	3,871,197
Conversion of preferred to
common stock	(5,653)	—	—	—	—	—	—
Common stock warrants issued in
conjunction with convertible
notes payable	142,500	—	—	—	—	—	142,500
Foreign currency translation
adjustment	—	—	—	—	10,175	—	10,175
Net loss	—	—	—	—	—	(3,286,100)	(3,286,100)

Balance at December 31, 2003	65,583,434	(422)	—	—	406,079	(65,324,006)	737,772
Exercise of warrants	47,037	—	—	—	—	—	48,391
Conversion of bridge notes to
common stock	943,330	—	—	—	—	—	973,275
Private placement of commons
stock	2,852,656	—	—	—	—	—	2,893,323
Foreign currency translation
adjustment	—	—	—	—	20,739	—	20,739
Net loss	—	—	—	—	—	(3,457,908)	(3,457,908)

Balance at December 31, 2004	$69,426,457	$(422)	$—	$—	$426,818	$(68,781,914)	$1,215,592

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows

	Year ended December 31		Period from January 12, 1990 (Incorporation) to December 31,
	2004	2003	2004

Operating activities
Net loss	$(3,457,908)	$(3,286,100)	$(68,781,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395,118	414,305	4,178,249
Amortization of discount on convertible notes payable	112,645	29,855	142,500
Extraordinary gain related to negative goodwill on consolidated
subsidiary	—	—	(186,295)
Cumulative effect of change in accounting	—	—	(902,900)
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders
and Former Officer	—	—	449,000
Loss on sale of furniture and equipment	—	2,575	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(14,930)	182,105	52,089
Inventory	36,257	(3,621)	28,471
Prepaid expenses and other current assets	(101,032)	389,180	(152,957)
Research and development tax credit receivable	123,828	210,998	92,819
Accounts payable and accrued liabilities	111,246	(1,572,262)	706,123
Deferred revenue	216,677	(63,966)	216,677
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	(2,578,099)	(3,696,931)	(58,129,409)

Investing activities
Purchases of marketable securities	(945,613)	(1,404,292)	(351,973,210)
Proceeds from sale of marketable securities	1,208,357	1,489,000	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(219,156)	(6,030)	(3,270,352)
Proceeds from sale of furniture and equipment	—	5,600	51,119
Cash acquired in acquisition of control of joint venture	—	—	991,634
Organization costs incurred	—	—	(622,755)

Net cash provided by (used in) investing activities	43,588	84,278	(2,850,354)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)

	Year ended December 31		Period from January 12, 1990 (Incorporation) to December 31,
	2004	2003	2004

Financing activities
Proceeds from issuance of notes payable
to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	925,000	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and
preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	48,391	—	76,892
Elimination of consolidated accounting treatment for joint
venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated
subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common
stock	2,893,323	—	60,865,964

Net cash provided by financing activities	2,941,714	925,000	62,143,815
Effect of exchange rate changes on cash	27,598	(26,793)	396,709

Net increase (decrease) in cash and cash equivalents	434,801	(2,714,446)	1,560,761
Cash and cash equivalents at beginning
of period	1,125,960	3,840,406	—

Cash and cash equivalents at end of period	$1,560,761	$1,125,960	$1,560,761

Supplemental disclosure of cash flow information
Interest Paid	$—	$—	$197,072

Non-cash activity:
Conversion of accounts payable into common stock	$—	$25,000	$25,000

Common stock warrants issued with convertible notes	$—	$142,500	$142,500

Conversion of bridge loan into common stock	$950,000	$—	$950,000

Payment of interest with common stock	$23,275	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1.    Description of Business and Significant Accounting Policies

Description of Business

AVAX Technologies, Inc. and its subsidiaries (the Company) is a development stage biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional, dietary, medicinal and/or elixorative food supplement or drug and all of the related patents and other intellectual property. The agreement was for $2.4 million in shares of common stock of Interneuron Pharmaceuticals, Inc. (IPI), a public company, the parent of the purchaser of the Product (the Stock). Certain common stockholders of the Company were also common stockholders of IPI. Pursuant to the terms of the agreement, the purchase price, payable in two equal installments in December 1996 and 1997, was fixed, and the number of shares of the Stock would vary depending on the quoted market price of the Stock at such time. Because the Stock was receivable in two equal annual installments, the gain from the sale of the Product, $1,951,000, was calculated by discounting the value of the Stock receivable using a discount rate of 15%.

Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University (TJU) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the Invention) (see Note 2).

In December 1996, the Company entered into a license agreement with Rutgers University (Rutgers) to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer and infectious diseases. During 2004 the Company and Rutgers agreed to cancel the license agreement and all of the Company’s obligations associated with the license agreement (see Note 2).

In February 1997, the Company entered into a license agreement with Texas A&M to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the Texas A&M Compounds) (see Note 2).

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (AVT) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (AVAX Holdings). Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (the Joint Venture Companies), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma, in Australia and New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in the two joint venture companies resulting in AVAX owning a 95% interest in the net equity of both joint venture companies. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the M-Vax in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. In September 2002, the Company announced that it would be discontinuing its operations in Australia and in December 2002 the Company completed the liquidation of its Australian subsidiary.

In August 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic) each a French societe anonyme based in Paris, France with principal its operating facility in Lyon, France(see Note 4). Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon.

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

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2004, the Company incurred a net loss of approximately $3,458,000 and a use of cash in operating activities of approximately $2,578,000. The Company’s cash requirements were satisfied through a private placement of common stock in May, 2004 (see Note 5), maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. In addition, in April 2005 the Company completed an additional private placement of common stock (see Note 12). However, the Company may have insufficient resources to maintain its existing plan of operations throughout 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additional debt or equity financing may be required to fund ongoing operations in 2005. There is no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2005. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

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

Foreign Currency Translation

Holdings and Genopoietic use the European Euro as their functional currency as required by the European Union. The Australian Joint Venture Companies and AVAX Holdings used the Australian Dollar as their functional currency prior to the discontinuance of operations discussed above.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, the financial statements of these entities have been translated into United States dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are related to the provision of contract services and the sale of its product, the AC Vaccine Technology, for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients (see Note 3). Product revenues represent fees received or payable to the Company related to the manufacture and sale of the vaccine. Product revenue is recognized when the vaccine is received by the hospital administering the vaccine. Royalty income related to product sales is recognized sixty days after the product is received for administration to the patient in accordance with the product distribution agreement.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Charges in the valuation allowance have not been material to the financial statements. The Company generally does not charge interest on accounts receivable.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk are principally cash and cash equivalents and accounts receivable. The Company places its cash with its principal bank which is a high credit quality financial institution. The cash deposits may, at times, be in excess of the FDIC insurance limit or not covered by the FDIC. Credit limits, ongoing credit evaluations, and account monitoring procedures are utilized to minimize the risk of loss from accounts receivable. Collateral is generally not required.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid financial instruments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2004 totaled $1,137,998 and consists of money market accounts.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The Company’s inventories include raw materials and supplies used in research and development activities.

Accrued Expenses

The Company provides a provision for accrued expenses based upon its contractual obligation, as calculated by the Company, for all claims made for payment to the Company.

During the fourth quarter 2004 the Company came to agreement with Rutgers University resulting in the Company forgoing further rights to the technology under the Rutgers license agreement and paying Rutgers an amount of $25,000. In consideration for the agreement and payment Rutgers relieved the Company of all obligations to Rutgers related to the previously completed Research Agreement and expenses reimbursable to Rutgers under the license agreement for payment of patent expenses. Expenses for research fees and patent costs of $125,161 and $171,173 that were previously accrued were reversed and credited to research and development expenses and administrative expenses, respectively, for the twelve-month period ended December 31, 2004.

During the second quarter ended June 30, 2003 certain estimated accruals recorded in prior periods were decreased by $770,082 as a result of the settlement of litigation and other claims and lengthy periods of inactivity related to other disputed charges, for which accruals had been recorded. The total impact of the adjustment to these accruals was a decrease in research and development expenses for the twelve-month period of $719,253 and a decrease in administrative expenses of $50,829 for the twelve-month period ended December 31, 2003.

Deferred revenue

The company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. At December 31, 2004 deferred revenue consisted of $102,464 received from a grant for which the services had not been provided and an amount of $122,076 related to the OPI contract (see Note 3).

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the furniture and equipment, which range from three to ten years. Depreciation for the Company’s manufacturing facility and related equipment are computed using the straight-line method over estimated useful lives of 5 to 10 years. Leasehold improvements related to the building are being amortized using the straight-line method over the actual life of the lease.

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

The following pro-forma table reflects the effects of the adoption of SFAS No. 142 on net loss for the period from January 12, 1990 (Incorporation) to December 31, 2004 to exclude amortization of goodwill. The years ending December 31, 2004 and 2003 have been accounted for under SFAS No. 142.

Period from January 12, 1990 (Incorporation) to December 31, 2004

Loss from continuing operations as reported	$(68,778,069)
Goodwill amortization	113,032

Loss from continuing operations as adjusted	$(68,665,037)

Net loss as reported	$(68,781,914)
Goodwill amortization	113,032

Net loss as adjusted	$(68,668,882)

Research And Development Costs

Research and development costs, including payments related to research and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate. Research and development costs include all costs incurred related to the research and development, including manufacturing costs incurred, related to the Company’s research programs. The Company is required to produce its products in compliance with current Good Manufacturing Practices (cGMP), which requires a minimum level of staffing, personnel and facilities testing and maintenance. Based upon its current staffing level required to be in compliance with cGMP, the Company has excess capacity. Utilizing this excess capacity, revenue is generated through contract manufacturing engagements (see Note 3). Costs for production of products will be capitalized and charged to cost of goods sold only after the Company has received approval to market the drug by a Regulatory Authority.

Reclassifications

Certain prior year and cumulative expenses for legal costs for patents have been reclassified from research and development expenses to general and administrative expenses, to conform to current year presentation.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. SFAS No. 148 “Accounting for Stock Based Compensation – Transaction and Disclosures” further established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. The Company has elected to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25 using the intrinsic value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company’s pro forma information follows:

	Year Ended December 31,

	2004	2003

Net loss as reported	$(3,457,908)	$(3,286,100)
Stock based compensation expense as reported	—	—
Stock based compensation expense under fair value method	(916,581)	(254,121)

Pro forma net loss attributable to common stockholders	$(4,374,489)	$(3,540,221)

Pro forma net loss per share – basic and diluted	$(0.15)	$(0.20)

Net loss per share, as reported – basic and diluted	$(0.12)	$(0.19)

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

Recently Issued Accounting Standards

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01 ” The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” (“EITF 03-01”). The consensus clarifies the meaning of other than temporary impairment and its application to investments classified as either available-for-sale or held to maturity under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other than temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB staff position (“FSP”), FSP EITF No. 03-01-01,that delays the effective date for the measurement and recognition guidance of EITF 03-01. Adoption of this standard will not have an effect on our carrying value of investments or our results of operations.

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share,” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company’s earnings per share calculation.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95" (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, the FASB has determined that SFAS 123R is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R provides transition alternatives for public companies to restate prior interim periods or prior years. The Company is in the process of evaluating the impact of this standard on the financial statements.

2.    License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention (See Note 1). In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder (the Scientist).

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

The research agreement with TJU mentioned above was to continue until completion of the Study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU were $115,000 and $341,000 for the years ended December 31, 2004 and 2003, respectively. This level of funding satisfies the Company’s obligations under its research agreement. The Company has recorded in accounts payable an amount of $385,000. The research agreement was terminated by TJU in March 2004.

In December 1996, the Company entered into an agreement with Rutgers for the exclusive worldwide license to develop, manufacture and sell products embodying the Compounds (See Note 1). In consideration for the license agreement, the Company paid cash of $15,000, has agreed to pay $15,000 in each subsequent year as a license maintenance fee and has issued warrants to Rutgers to purchase 125,000 shares of common stock at a price of $8.24 per share based on the achievement of certain development milestones. The first 75,000 warrants will expire in 2006, and the final 50,000 warrants will expire in 2011. These warrants, once issued, shall provide for cashless exercise, piggyback registration rights and certain antidilution rights.

In September 2004 the Company and Rutgers agreed to cancel the license agreement in exchange for a payment of $25,000 to Rutgers which was in full satisfaction of all obligations to Rutgers under the License and Research agreements. Previously issued warrants to Rutgers pursuant to the license agreement were cancelled.

In February 1997, the Company entered into an agreement with Texas A&M for the exclusive worldwide license to develop, manufacture and sell products embodying the Texas A&M Compounds (See Note 1). Under the terms of the license agreement, the Company had agreed to fund research in the amount of approximately $108,000 per year for the first three years. The Company was also obligated to pay certain milestone payments as follows: $24,000 upon initiation of certain toxicity evaluations; $12,000 upon completion of toxicity evaluations demonstrating certain acceptable toxicity levels; $12,000 upon the submission of an IND to the FDA, or comparable international agency; $5,000 upon completion of the first Phase I clinical investigation; and $15,000 upon receipt by the Company of NDA approval from the FDA to market products.

In addition, the Company was obligated to pay royalties on its worldwide net revenue derived from the Compounds and a percentage of all revenues received from sublicensees of products derived from the Compounds. Such royalty payments to be no less than $50,000 in the first year of commercial marketing, $100,000 in the second year and $200,000 in the third year and all following years. The research agreement was extended until January 2004 with no additional funding requirements. No further agreement or extensions have been made to the research agreement.

3.    Contractual Joint Manufacturing Alliance

In February 2004 the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (OPI) that will provide approximately $1,500,000 (US) funding per year from OPI for the combined French facilities of the Company and OPI for 2004 and 2005, which are under the management of Genopoietic, a French subsidiary. Pursuant to the contract the total manufacturing expenses incurred are allocated to OPI based upon a pre-determined allocation of the total number of personnel available to work on the OPI contract. Proceeds received from OPI as a result of the alliance for the year ended December 31, 2004 were $1,523,214. Expenses which are allocated to OPI pursuant to the agreement of $1,401,138 were recorded as revenue to the extent the proceeds received. Amounts received in excess of expenses allocated to the OPI contract for the period ended December 31, 2004 were $122,076 and were recorded in deferred revenue in the accompanying consolidated balance sheet. The allocation of the expenses is based upon the allocation of the number of employees of the alliance available to work on the manufacture of OPI’s products. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent ongoing research and development expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract.

4.    Acquisition of GPH and Genopoietic

On August 24, 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic), each a French societe anonyme based in Paris, France. In this transaction, 100% of the outstanding shares of both Holdings, which is the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares of the Company’s common stock valued at $7,600,000 as of the acquisition date and $5,000 in notes payable. Of the 800,000 shares issued to Professors David R. Klatzmann and Jean-Loup Salzmann (the primary shareholders), 659,756 shares have been placed in escrow to secure their indemnification obligations under the Contribution Agreement. In addition the Company incurred $621,397 in acquisition costs, which were capitalized as part of the purchase price and allocated to the net assets acquired.

Upon the closing of the transaction, the Company entered into a Rights Agreements dated as of August 24, 2000 between the Company and the two primary shareholders of Holdings, pursuant to which each individual has the right to acquire up to an additional 1,100,000 shares of the Company’s common stock, upon the successful and timely achievement of development and commercialization milestones by Genopoietic. These contingent shares have not been included as part of the purchase price.

Simultaneously with the closing of the transaction the Company entered into a Research Funding Agreement with Genopoietic whereby the Company agreed to provide funding to Genopoietic over the next five years in the amount of $8,000,000. Provision of this funding is contingent upon the Company’s financial health and may be withheld at the discretion of Company management. In connection with the termination of various agreements between the Company and the former owners of Genopoietic, the Company also terminated this Research Funding Agreement.

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

The acquired existing technology and patents were amortized over their estimated useful lives of ten years and the intangible asset related to assembled workforce is being amortized over its estimated useful life of four years through 2001. Pursuant to the adoption of SFAS No. 142, the assembled workforce has been reclassified as goodwill and is no longer amortized.

Acquired in-process research and development represented the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; products sales cycles; and the estimated life of a product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. The rates utilized to discount projected cash flows were 25% to 55% depending upon the relative risk of each technology and the technologies stage of development. In-process research and development acquired in this transaction is reflected as an expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Due to various changes in 2001 in the Company’s scope of operations and the availability of capital to pursue product development and marketing initiatives, the Company undertook an evaluation of the strategic value of each of its core technologies for purposes of determining future development plans. Based upon this review that was completed in the fourth quarter of 2001, the Company determined they would not pursue further development and marketing of the technologies and patents capitalized in the 2000 acquisition of Holdings and Genopoietic. As such, future cash flows related to these acquired intangible assets were determined to be minimal and uncertain. Based on these factors, the net book value of the acquired existing technology ($2,647,471) and patents ($768,620) capitalized in the acquisition, amounting to $3,416,091 in the aggregate, was considered impaired and written off in 2001.

The Company has notified Professors Klatzmann and Salzmann that they are in default of their obligations under the Contribution agreement and has put them on notice that the escrow shares are being cancelled and will revert back to the Company as treasury shares. As of the date of the financial statements the shares have not been formally cancelled.

5.    Equity Transactions

Common and Preferred Stock

In May 1996, the Company’s authorized capital was increased to 50,000,000 shares of common stock, par value $.004, and 5,000,000 shares (of which 2,500,000 shares were designated as Series A preferred stock, 300,000 shares were designated as Series B preferred stock and 120,000 shares were designated as Series C preferred stock) of preferred stock, par value $.01. In June 1998, the Company’s authorized common stock, par value $.004, was decreased to 30,000,000 shares. In January, 2004 the Company’s authorized common stock, par value $.004, was increased to 150,000,000 shares.

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

At the second closing of the private placement on June 11, 1996, the 1,287,500 shares of Series A preferred stock were automatically converted to 321,875 shares of common stock. Notwithstanding such conversion, holders of the Series A preferred stock have received pro rata 95.85% of shares of common stock of IPI associated with the sale of the Product (See Note 1).

In March 2000, the Company announced the conversion of all outstanding shares of Series B Convertible preferred stock into fully paid nonassessable shares of common stock. As of the conversion date there were 66,093 shares of Series B Convertible Preferred Stock outstanding that were convertible into 1,724,152 shares of Common Stock.

On March 1, 1999, the Company authorized and consummated an offering of Series C Convertible Preferred Stock (the “Series C Offering”) pursuant to which the Company raised aggregate gross proceeds of approximately $10,130,000. In the Series C Offering, the Company sold an aggregate of 101,300 shares of Series C Preferred Stock combined with Class A Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.00 per share and Class B Warrants to purchase an aggregate of 311,692 shares of Common Stock at an exercise price of $4.50 per share. During 2000 2,462 of these Class A and Class B warrants were exercised. The Series C Preferred Stock, the Class A Warrants and the Class B Warrants were sold as a unit in the Series C Offering. The Class A Warrants and Class B Warrants were exercisable until March 1, 2004.

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

In connection with the private placement, the Company paid $845,261 in finder’s fees and non-accountable expenses. Of this amount $709,100 was paid to Paramount, a related party, in the form of a finders fee.

During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. During 2001 holders of 50,000 shares of the Series C Preferred stock converted these shares into 1,538,450 fully paid nonassessable shares of common stock. The 36,750 shares of Series C preferred stock, outstanding at December 31, 2004, is convertible into 1,130,755 shares of common stock excluding the effect of any fractional shares.

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

In connection with services rendered in connection with the private placement, the Company paid Gruntal & Co., L.L.C., who acted as the placement agent, a cash fee of approximately $747,000. Other share issuance expenses amounted to approximately $54,000.

Pursuant to a prior agreement, Paramount was paid a fee due to the participation in the private placement of certain investors previously introduced to the Company by Paramount. As a result of this agreement, the Company paid Paramount a cash fee of approximately $140,000.

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

Stock Options – 1992 Stock Option Plan

In April 1992, the Board of Directors approved the 1992 Stock Option Plan (the Plan), which, as amended, authorized up to 437,500 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The Plan was amended in June 1999, to increase the number of shares issuable to 1,500,000. The Plan was further amended in June 2000, to increase the number of shares issuable to 2,500,000. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the Plan’s adoption date and generally expire 7 years from the date of grant.

The following summarizes activity in the Plan:

Number of Options

Balance at December 31, 1994	276,375
Canceled	(246,375)

Balance at December 31, 1995, 1996 and 1997	30,000
Granted	600,000

Balance at December 31, 1998	630,000
Granted	955,397
Expired	(240,000)

Balance at December 31, 1999	1,345,397
Granted	430,000
Expired	(13,430)
Exercised	(7,955)

Balance at December 31, 2000	1,754,012
Granted	1,039,696
Expired	(386,684)

Balance at December 31, 2001	2,407,024
Expired	(567,365)

Balance at December 31, 2002	1,839,659
Expired	(1,058,755)

Balance at December 31, 2003	780,904
Expired	(1,621)

Balance at December 31, 2004	779,283

Stock Options – 2001 Stock Option Plan

In November 2001 the Board of Directors approved the 2001 Stock Option Plan (the 2001 Plan), subject to shareholder approval, authorizing up to 2,500,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the 2001 Plan’s adoption date and generally expire 10 years from the date of grant.

Granted	175,108

Balance at December 31, 2001	175,108
Expired	(59,435)

Balance at December 31, 2002	115,673
Expired	(90,688)

Balance at December 31, 2003	24,985
Granted	1,155,000
Expired	(379)

Balance at December 31, 2004	1,179,606

Director Option Plan

In June 2000, the Company adopted the 2000 Director Stock Option plan and authorized the plan to issue up to 480,000 shares of common stock as compensation to the outside directors of the Company for services to be received from the Directors. During 2000, each of the Company’s six outside directors received options to purchase 40,000 shares of common stock, which vest quarterly at the rate 2,500 shares, with the first vesting period being January 1, 2000. Pursuant to the plan documents an additional 40,000 options were issued as of January 1, 2004, vesting over a four-year period.

Granted	240,000

Balance at December 31, 2001, 2002 & 2003	240,000
Granted	160,000

Balance at December 31, 2004	400,000

Stock Options – Other

The Company, with the authorization of the board of directors issues nonqualified stock options to employees, directors, advisors, consultants and members of the scientific advisory board of the Company. The exercise price, expiration date and vesting period of the options are determined by the Board of Directors at the date of grant.

Granted	571,373

Balance at December 31, 1996	571,373
Granted	580,644

Balance at December 31, 1997	1,152,017
Granted	103,404

Balance at December 31, 1998	1,255,421
Granted	20,000

Balance at December 31, 1999	1,275,421
Granted	27,382
Exercised	(9,688)

Balance at December 31, 2000	1,293,115
Issued	135,000
Expired	(280,000)

Balance at December 31, 2001	1,148,115
Expired	(53,000)

Balance at December 31, 2002	1,095,115
Expired	(501,685)

Balance at December 31, 2003	593,430
Expired	(360,644)

Balance at December 31, 2004	232,786

Warrants

The Company, with the authorization of the board of directors issues warrants for the purchase of common stock in conjunction with equity and debt offerings as well as to consultants that assist the company in various financial or commercial transactions. The exercise price, expiration date and vesting period of the options are determined by the Board of Directors at the date of grant.

Granted	7,750

Balance at December 31, 1993, 1994	7,750
Granted	165,612

Balance at December 31, 1995	173,362
Granted	931,152
Exercised	(156,250

Balance at December 31, 1996	948,264
Granted	418,569
Exercised	(88,769)
Expired	(25,000)

Balance at December 31, 1997	1,253,064
Granted	115,000
Expired	(7,750)

Balance at December 31, 1998	1,360,314
Granted	997,801
Exercised	(75,000)

Balance at December 31, 1999	2,283,115
Granted	444,710
Exercised	(27,588)
Expired	(250,654)

Balance at December 31, 2000, 2001 & 2002	2,449,583
Granted	7,308,000
Expired	(84,000)

Balance at December 31, 2003	9,673,583
Granted	4,371,783
Exercised	(338,400)
Expired	(1,110,185)

Balance at December 31, 2004	12,596,781

Authorized but unissued shares of common stock were reserved for issuance at December 31, 2004 as follows:

Series C convertible preferred stock	1,130,755
1992 Stock option plan	2,500,000
2001 Stock option plan	2,500,000
2000 Directors option plan	480,000
Non plan options	232,786
Warrants to purchase common stock	1,478,034
Warrants to purchase Series B convertible preferred stock	654,437
2000 financing warrants	444,710
Warrants to purchase common stock pursuant to the 2003 Bridge
Financing	6,969,600
2004 Series A Warrants	1,525,000
2004 Series B Warrants	1,525,000

19,440,322

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003

	Options and Warrants	Weighted-Average Exercise Price	Options and Warrants	Weighted-Average xercise Price

Outstanding at beginning of year	11,312,902	$1.76	5,777,217	$3.84
Granted	5,686,783	0.29	7,308,000	0.14
Exercised	(338,400)	.14	—	—
Forfeited	(1,472,829)	4.38	(1,772,315)	1.90

Outstanding at end of year	15,188,456	$0.99	11,312,902	$1.76

Exercisable at end of year	13,827,205	$1.07	11,117,078	$1.75

Exercise prices for options and warrants outstanding range from $0.14 to $12.79. The option and warrant contracts expire at various times through January of 2014.

6.   Loans Payable

Convertible Debt Offering

On December 4, 2003, the Company completed a bridge financing in the aggregate principal amount of $950,000 with eight institutional and individual investors, of which $50,000 and $25,000 were received from an officer and a director, respectively. The notes carried a stated interest rate of 5%. On May 21, 2004, in compliance with the Note Purchase Agreements, the Company converted the principal ($950,000) and interest ($23,275) on the bridge notes into common stock at an exercise price of $0.13 per share resulting in the issuance of 7,486,430 shares of the Company’s common stock.

ANVAR Grant Payable

The Company’s French subsidiary receives financial support from a French governmental agency (ANVAR). The grants, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date, are accounted for as long term debt. If certain products are commercialized, the December 31, 2004 balance of $374,402 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of grant proceeds received is recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $75,121 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation.

7.    Income Taxes

At December 31, 2004, the Company has net operating loss carryforwards of approximately $67,089,000 for federal income tax purposes that expire in varying amounts between 2005 and 2024, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows:

December 31, 2004

Deferred tax assets:
Net operating losses	$25,762,000
Deferred compensation	413,000
Depreciation	195,000
Other	1,000

Total deferred tax assets	26,371,000
Valuation allowance	(26,371,000)

Net deferred tax assets	$—

The valuation allowance at December 31, 2003 was $25,045,000.

Under Section 382 of the Tax Reform Act of 1986, the Company’s net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company’s stock occurred over a three-year period.

The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

	Year Ended December 31,

	2004	2003

Income taxes (benefit) at statutory rate	$(1,176,000)	$(1,117,000)
State income taxes, net of federal benefit	(152,000)	(145,000)
Change in the valuation allowance	1,326,000	1,232,000
Other	2,000	30,000

Income tax provision (benefit)	$—	$—

8.    Commitments and Contingencies

Leases

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space that commenced in February 1998 and contains an option to terminate after five years. The first month’s rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary. This $379,530 letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year. A certificate of deposit in the amount of $163,609 at December 31, 2004 is held by the bank as collateral for the letter of credit.

In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France. The lease may be cancelled by the Company after July 2006.

In November of 2001, the Company entered into a three-year lease agreement for new office space. The Company provided the landlord with an unconditional commercial letter of credit in the amount of $37,001 as security for the lease. This lease expired during November, 2004 and was not renewed.

Rent expense under these agreements was approximately $425,000 and $392,000 for the years ended December 31, 2004 and 2003, respectively. Future minimum rental payments required under non-cancelable operating leases with initial or recurring terms of more than one year as of December 31, 2004 are $323,231 in 2005, $244,740 in 2006 and $152,396 in 2007.

Consulting Agreements

Effective in June 1996, the Company entered into consulting agreements with the Scientist that ran through May 2003 with options to extend on a month to month basis. Annual consulting fees payable pursuant to the agreement with the Scientist are $48,000 (see Note 1). The agreement was terminated in November, 2004 when the Scientist joined the Company as a full time employee.

Other

In January 2000, the Company entered into an Agreement for Services with a contract research organization to assist the Company in the performance of its clinical trials. The agreement was to extend over the life of the clinical trials, which has an expected term of in excess of seven years with payments made upon the achievement of various milestones in the study. At signing, total expected payments under this agreement were approximately $11,138,000. This agreement was terminated in June of 2001. Expenses incurred related to this agreement were $597,346 and $1,500,950 for the years ended December 31, 2001 and 2000, respectively. The Company was in a dispute with the vendor as the amount and the method of calculation of the liability due upon the termination of this agreement. The Company accrued during 2001 and 2002 approximately $700,000 which represents what the Company has calculated as the balance due under the agreement plus additional costs estimated to settle the matter while the vendor has claimed the Company’s liability is approximately $1,500,000. During 2003 the Company settled this matter for the amount of $250,000 and recorded a decrease in expenses in research and development expenses of $434,000.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes, based in part upon the opinions of counsel, that the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position.

9.    Property, Plant and Equipment

The following shows the composition of the assets included in property, plant and equipment at December 31, 2004:

	Cost	Accumulated Depreciation	Net

Office furniture and equipment	$288,802	$274,352	$14,450
Manufacturing facility and related equipment	3,386,133	2,224,512	1,161,621

Total	$3,674,935	$2,498,864	$1,176,071

Depreciation expense was $395,118 and $414,305 for the years ended December 31, 2004 and 2003, respectively.

10.    Employee Benefit Plan

During 1996, the Company established a discretionary 401(k) plan for all employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company was not required to make a contribution in 2004 or 2003.

11.    Related Party Transactions

During 2004 and 2003 the Company paid additional compensation of $126,000 and $116,625, respectively, to one of its Board Members who took a more active role in assisting existing management of the Company. It is anticipated that this role will continue until such time as additional management personnel are hired. The compensation was voted upon and approved by the Board of Directors.

12.    Subsequent Events

On April 5, 2005, the Company closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited and institutional investors. The Company received gross proceeds of approximately $8,616,000, and incurred offering-related expenses of $579,374 payable to advisors related to the fundraising. In connection with the private placement, the Company also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010.