Form 10QSB
period 2005-03-31
AVAX TECHNOLOGIES INC
filed 2005-06-15
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number      0-29222

AVAX TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3575874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Hamilton Street
Suite 204
Philadelphia, Pennsylvania	19130
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:   (215) 241-9760

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,545,773 as of May 27, 2005.

Transitional Small Business Disclosure Format:  ☐ Yes   ☒ No

AVAX TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,560,761	$2,751,642
Accounts receivable	73,080	48,521
Inventory	13,561	11,804
VAT receivable	185,828	207,092
Prepaid expenses and other current assets	204,238	182,506

Total current assets	2,037,468	3,201,565
Property and equipment, at cost	3,674,935	3,682,835
Less accumulated depreciation	2,498,864	2,539,207

Net property and equipment	1,176,071	1,143,628
Research and development tax credit receivable	240,016	228,159
Goodwill	188,387	188,387

Total assets	$3,641,942	$4,761,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,827,408	$1,865,313
Subscription payable	—	1,684,007
Deferred revenue	224,540	157,999
Loans payable - ANVAR grant payable	374,402	355,907

Total current liabilities	2,426,350	4,063,226
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000, including Series B - 300,000 shares and Series C
- 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares - 0
Series C convertible preferred stock:
Issued and outstanding shares - 36,750 (liquidation preference - $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares - 150,000,000 at December 31, 2004 and March 31, 2005
Issued and outstanding shares - 36,071,568 at December 31, 2004 and March 31, 2005	144,286	144,286
Additional paid-in capital	69,426,457	69,426,457
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	426,818	428,417
Deficit accumulated during the development stage	(68,781,914)	(69,300,592)

Total stockholders’ equity	1,215,592	698,513

Total liabilities and stockholders’ equity	$3,641,942	$4,761,739

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			Period from January 12, 1990 (Incorporation) Through
	Three months ended March 31,		March 31,
	2004	2005	2005

Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	347,703	726,742	4,773,089

Total revenue	347,703	726,742	6,724,089

Costs and expenses:
Research and development	842,593	782,393	40,654,945
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	502,042	467,457	31,789,447

Total operating loss	(996,932)	(523,108)	(74,273,090)
Other income (expense):
Interest income	1,324	4,430	5,645,217
Interest expense	(85,992)	—	(812,067)
Other, net	—	—	143,193

Total other income (expense)	(84,668)	4,430	4,976,343

Loss from continuing operations	(1,081,600)	(518,678)	(69,296,747)
Loss from discontinued operations	—	—	(3,845)

Net loss	(1,081,600)	(518,678)	(69,300,592)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(1,081,600)	$(518,678)	$(71,170,625)

Loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average number of common shares outstanding	18,249,271	36,071,568

Net loss	$(1,081,600)	$(518,678)
Foreign currency translation gain (loss)	(7,014)	1,599

Net comprehensive loss	$(1,088,614)	$(517,079)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from January 12, 1990 (Incorporation)
	Three months ended March 31,		Through March 31,
	2004	2005	2005

Operating activities
Net loss	$(1,081,600)	$(518,678)	$(69,300,592)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	101,942	77,846	4,256,095
Amortization of discount on convertible notes payable	74,280	—	142,500
Amortization of deferred gain on joint venture	—	—	(186,295)
Equity in net loss of joint venture	—	—	(902,900)
Extraordinary gain related to negative goodwill on
consolidated subsidiary	—	—	(1,805,800)
Cumulative effect of change in accounting	—	—	1,703,763
Compensatory stock issue	—	—	(80,427)
Minority interest in net loss of consolidated subsidiary	—	—	4,420,824
Acquired in-process research and development charge	—	—	3,416,091
Write down of acquired intellectual property and
other intangibles	—	—	25,000
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to
preferred stockholders and former officer	—	—	449,000
Loss (gain) on sale or abandonment of furniture and
equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(7,193)	22,038	74,127
Inventory	38,165	1,144	29,615
Prepaid expenses and other current assets	(3,644)	(13,658)	(166,615)
Accounts payable and accrued liabilities	291,876	63,304	769,427
Deferred revenue	182,622	(61,479)	155,198
Research and development tax credit receivable	944	—	92,819
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(402,608)	(429,483)	(58,558,892)

Investing activities
Purchase of marketable securities and short-term
investments	(525,268)	—	(351,973,210)
Proceeds from sale of marketable securities	525,588	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(103,664)	(63,892)	(3,334,244)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	991,634
Cash acquired in acquisition of control of joint venture	—	—	(622,755)

Net cash used in investing activities	(103,344)	(63,892)	(2,914,246)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Period from January 12, 1990 (Incorporation)
	Three months ended March 31,		Through March 31,
	2004	2005	2005

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of
warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and
preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Payments received on subscription payable	—	1,684,007	1,684,007
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	48,391	—	76,892
Elimination of the consolidated accounting treatment
for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in
consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and
common stock	—	—	60,865,964

Net cash provided by financing activities	48,391	1,684,007	63,827,822

Effect of exchange rate changes on cash	(9,525)	249	396,958

Net increase (decrease) in cash and cash equivalents	(467,086)	1,190,881	2,751,642
Cash and cash equivalents at beginning of period	1,125,960	1,560,761	—

Cash and cash equivalents at end of period	$658,874	$2,751,642	$2,751,642

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

Non-cash activity:	$—	$—
Conversion of accounts payable into notes payable	$—	$—	$25,000

Common stock warrants issued in conjunction with
convertible notes payable	$—	$—	$142,500

Conversion of bridge loans into common stock	$—	$—	$950,000

Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months ended March 31, 2005 and 2004

1.   Organization and Summary of Significant Accounting Policies

AVAX Technologies, Inc. with its subsidiaries (the Company) is a development stage biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional food supplement and all of the related patents and other intellectual property (the Product).

Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University (TJU) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the Invention) (see Note 5).

In February 1997, the Company entered into a license agreement with Texas A&M to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the Texas A&M Compounds) (see Note 5).

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

Basis of Presentation

The financial information as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

The Company’s business is subject to significant risks consistent with biotechnology companies that are developing novel products for human therapeutic use. These risks include uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval, and competing with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any or sufficient revenues.

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

Revenue

The Company’s revenues are related to the provision of contract services and the sale of its product, the AC Vaccine Technology for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients (see Note 3). Product revenues represent fees received or payable to the Company related to the manufacture and sale of the vaccine. Product revenue is recognized when the vaccine is received by the hospital administering the vaccine. Royalties related to product sales are recorded 60 days after the product is received for administration to the patient in accordance with the product distribution agreement.

Conversion of Warrants

In the first quarter of 2004, holders of warrants to purchase 338,400 shares of common stock, which were issued in connection with the December 2003 bridge financing, elected to exercise those warrants. Upon exercise of the warrants, the Company issued 338,400 shares of its common stock in exchange for cash in the amount of $48,391.

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

3.   Contractual Joint Manufacturing Alliance

In February 2004 the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (OPI). The agreement requires annual funding from OPI of approximately $1,500,000 (US) for each of 2004 and 2005, and places the existing OPI facilities and personnel under the direction of Genopoeitic’s management. The funding from OPI covered a majority of the manufacturing costs of the combined French facilities in 2004 and is expected to cover a majority of the manufacturing costs in 2005. Pursuant to the contract the total manufacturing expenses incurred are allocated to OPI based upon a pre-determined allocation of the total number of personnel available to work on the OPI contract. Proceeds received from OPI as a result of the alliance for the three months ended March 31, 2005 were $330,203. Expenses were $333,354 allocated and were recorded as revenue to the extent the proceeds received were equal to the amount of expenses allocable to OPI. Amounts received in excess of expenses allocated to the OPI contract for the period ended March 31, 2005 were $60,897 and were recorded in deferred revenue in the accompanying consolidated balance sheet. The allocation of the expenses is based upon the allocation of the number of employees of the alliance available to work on the manufacture of OPI’s products. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent the expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future periods. The Company’s pro forma information follows:

	Three Months Ended March 31,
	2004	2005
Net loss as reported	$(1,081,600)	$(518,678)
Stock based compensation expense as reported	—	—
Stock based compensation expenses under fair value method	(66,530)	(18,070)

Pro forma net loss attributable to common stockholders	$(1,148,130)	$(536,748)

Pro forma net loss per share - basic and diluted	$(0.06)	$(0.01)

5.   License and Research Agreements

The Thomas Jefferson University (TJU) License and Research Agreement

The Company entered into license and research agreements with TJU for the AC Vaccine technology in November 1995. The TJU License is a perpetual royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, we paid $10,000 to TJU for the TJU License, $10,000 upon initiation of the first clinical trial, and $25,000 upon our receipt of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology (which payment was triggered by the Company’s receipt of that regulatory approval in Australia). The Company also issued to each of TJU and Dr. Berd, 229,121 shares of common stock, representing 7.5% (15% in the aggregate) of the total outstanding voting securities at that time.

In addition to the milestone payments the Company already made to TJU, the Company is obligated to pay TJU $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency). The BLA filing in France for the marketing of the AC Vaccine for melanoma in France triggered the Company’s obligation to make this next milestone payment to TJU, which the Company anticipates paying in the second quarter of 2005.

In connection with the TJU License, the Company also entered into a Clinical Study and Research Agreement with TJU (the TJU Research Agreement). Under the TJU License and the TJU Research Agreement, the Company agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. The Company renewed this agreement for a three-year period through November 2004. The research conducted by Dr. Berd and TJU under the TJU Research Agreement has pertained to applications of the AC Vaccine technology beyond the core vaccine products being developed.

The Company is presently obligated under the TJU License to spend a minimum of $500,000 per year on the development of the AC Vaccine technology until commercialized in the United States. This spending includes funding provided pursuant to the TJU Research Agreement, the internal expenditures and the external expenditures incurred by the Company. If the Company files for FDA approval of a Company-sponsored marketing application for the right to market an AC Vaccine product, the Company may elect to spend less than $500,000 per year on the development of the AC Vaccine technology during the period of time the marketing application is under review by the FDA.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

In 2004, the Company reached an agreement with TJU to terminate the TJU Research Agreement and all of the Company’s obligations thereunder in exchange for a final payment to TJU of $300,000, $150,000 of which was paid in July 2004, and the balance of which was paid in April 2005 in satisfaction of all the Company’s outstanding liabilities to TJU under the TJU Research Agreement. The Company does not believe that the termination of this agreement will have any meaningful effect upon the Company or the Company’s ability to continue the AC Vaccine development efforts.

The Company is also obligated to pay royalties on net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology. The Company bears the expense of maintaining and defending the patents that are subject to the TJU License Agreement.

The Texas A&M License and Research Agreement

The Company entered into license and research agreements with Texas A&M University for a series of novel cancer-fighting anti-estrogen compounds in February 1997. Under the Texas A&M License, the Company is obligated to make milestone payments to Texas A&M as follows: $24,000 upon the initiation of a specified toxicity evaluation, $12,000 upon completion of a toxicity evaluation demonstrating acceptable toxicity levels, $12,000 upon the submission of an IND to the FDA or its equivalent in a major market country, $5,000 upon the completion of the first Phase I clinical investigations and $15,000 upon the FDA’s granting of the first NDA. In addition, the Company is required to achieve certain milestones toward development of a licensed product within certain specified time frames.

In connection with the Texas A&M License, in May 1997, the Company entered into a three-year Sponsored Research Agreement with Texas A&M (the Texas A&M Research Agreement). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M’s research. Texas A&M waived any up front payment by us for the Texas A&M License in recognition of our three-year research funding commitment. Currently there is no research agreement in place with the University. The Company is evaluating potential studies with the principal investigator at Texas A&M and may decide to enter into a further research alliance.

The Company is also obligated to pay royalties on any net sales revenue derived from these compounds and a percentage of net sales revenues received from sublicenses of the compounds.

The Company bears the expense of maintaining and defending the patents that are subject to the Texas A&M License.

6.   Subsequent Events

On April 5, 2005, the Company closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. The Company received gross proceeds of approximately $8,616,000, and incurred offering-related expenses of $579,374 payable to advisors related to the fundraising. In connection with the private placement, the Company also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010. At March 31, 2005, the Company had received $1,684,007 in payments on subscriptions for this offering, which subscriptions had not been accepted by the Company as of that date. The Company’s obligation to refund that amount as of March 31, 2005, had the subscriptions not been accepted by the Company, is reflected on the consolidated balance sheet as a current liability at March 31, 2005.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These factors might include:

•	AVAX’s history of operating losses, its continuing cash requirements, its need to raise additional capital by the end of 2005 or early in 2006, and the uncertainty of the Company’s prospects of reaching a meaningful level of revenues.

•	The business uncertainties arising from the Company’s decision to conduct all AC Vaccine manufacturing activities at its Lyon, France facility and the logistical issues and risks relating to shipping biologics from the U.S. and other countries to France and the vaccine from France to patients in the U.S. and other countries.

•	Uncertainty about whether the Company’s products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. and certain European countries.

•	Uncertainty about whether the Company’s AC Vaccine technology can be developed to produce safe and effective products, and if so, whether the Company’s AC Vaccine products will be commercially accepted and profitable.

•	The Company’s difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for the Company’s planned clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond the Company’s control.

•	The Company’s financial and development obligations and its responsibility to meet requisite research funding levels under its license agreements in order to protect AVAX’s rights to its products and technologies.

•	Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $69,300,592 as of March 31, 2005. We incurred net losses of $518,678 and $1,081,600 for the three months ended March 31, 2005 and 2004, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts in Europe, the cost of maintaining our manufacturing facilities in Europe and the United States, activities related to planned reestablishment of our clinical trials for M-Vax and possible studies in non-small cell lung cancer (“NSCLC”), and pre-clinical studies.

Our ability to survive as an operating company depends upon, among other things, our ability to raise additional capital to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. Our M-Vax product does not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax or any other products that we may develop.

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

Notwithstanding these setbacks, we believe that the potential efficacy and viability of the AC Vaccine technology is still substantial and is, in many respects, of greater probability today than it was three years ago. We base this optimism in our lead products on the following:

•	As a result of the FDA clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine using the established manufacturing format (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA. Through these research and development activities we re-engineered the manufacturing steps for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology, which we believe has substantial advantages over the former “fresh” product.
•	After years of frustration and lack of acceptance of the AC Vaccine technology among the oncology community in Australia, which resulted in us abandoning our efforts in Australia, we are experiencing meaningful new acceptance of the AC Vaccine technology in Europe, particularly in Spain and Belgium, among key members of the oncology community.
•	In France, AFSSAPS has published regulations specific to the regulation of cell and gene therapies (which includes the AC Vaccine technology). Based upon prior clinical results achieved with the fresh vaccine, these regulations create a potential new regulatory path for the approval of M-Vax in France.

Our continued belief in the AC Vaccine technology is, however, tempered by our continuing need to raise sufficient capital to implement an aggressive product development effort. As a result, for the past two years, our primary focus has been on reducing costs, raising additional capital, taking the least expensive steps possible to maintain positive momentum in product development, and clinical advancement of the technology. The infusion of additional capital would not assure success in developing a marketable product in Europe or in the U.S., but it would allow us to accelerate the plan of operation described below. Our continuing most significant challenge is the limited capital resources of the Company.

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

Research and development costs incurred through March 31, 2005, were $40,654,945. Research and development costs were $782,393 and $842,593, for the three months ended March 31, 2005 and 2004, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

Based upon the changes to the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we decided to place our original INDs for M-Vax and O-Vax on inactive status, given the FDA’s view that the revisions to the manufacturing process, necessary to address the Agency’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that we file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA in 2002, we determined to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer. Our Philadelphia facility was validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding, however, we decided not to initiate the clinical trials and instituted further cost minimization steps that resulted in additional management changes at the end of 2002.

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

Recent Development – Capital Infusion.   On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. We received gross proceeds of approximately $8,616,000, and incurred offering-related expenses of approximately $580,000. In connection with the private placement, we also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010. We intend to use the proceeds of this private offering for general working capital purposes, including funding our current plan of operation discussed below.

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

With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation:

•	Recommence our clinical trial in the U.S. for the treatment of melanoma with the AC Vaccine, using DTH as the endpoint. We have received all FDA approvals to recommence this clinical trial, and we anticipate treating patients starting in the second quarter of 2005.

•	Commence a Phase I-II clinical trial in non-small cell lung cancer in collaboration with the University of Pennsylvania Cancer Center. We anticipate submitting an IND application to the FDA for treatment of NSCLC with the AC Vaccine by the end of June 2005.

•	Pursue our BLA filing with AFSSAPS for the approval of commercial sale of the AC Vaccine for treatment of melanoma in France. We anticipate that this will be an ongoing process in 2005.

•	Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Approach the FDA with clinical data generated from our clinical trials in the U.S., and with the BLA French submission information, to determine the expected clinical programs that will need to be completed to be in a position to submit clinical data for approval of the vaccine in the United States.

•	Begin planning and implementation of later stage pivotal registration trials in the United States for the appropriate indications.

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

We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With out current compassionate use and clinical activities planned, we anticipate that this excess capacity will exist at our Lyon, France facility into the near and long term. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a manufacturing alliance with OPI that is providing approximately $1,500,000 (US) funding per year from OPI for our combined facilities for 2004 and 2005, which combined facilities are under the management of Genopoietic, our French subsidiary. OPI is not presently current in its payment obligations to us under this manufacturing alliance. As of the end of May 2005, we and OPI orally agreed to terminate the current arrangement. We will continue to consider providing contract manufacturing for OPI on future terms in accordance with our plan of operation. Although the OPI contract was critical to our ongoing operations in 2004, with the recent capital infusion, this contract is no longer critical to our ongoing operations in France.

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

Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004.

Revenues recognized in the first three months of 2005 were $726,742, compared with revenues of $347,703 for the same period in 2004. Revenues in the same period in the prior year consisted of revenue earned under the OPI contract, which was established in February 2004. Current period revenue includes a full three months under the OPI contract plus additional revenue associated with two new contract manufacturing feasibility studies, which were completed during the period. In addition, current period revenues included revenue earned from the sale of the AC Vaccine in Spain and Belgium on a compassionate use basis.

For the first three months of 2005, the Company’s research and development expenses decreased to $782,393 from $842,593 for the same three months in 2004. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,

	2004	2005
United States	$337,136	$219,613
France	505,457	562,780

	$842,593	$782,393

The increase in spending in France relates to activities conducted in preparation for the melanoma and non-small cell lung clinical trials in the United States as well as ongoing development initiatives related to the two planned clinical trials in France for peritoneal and hepatic cancers. Additional development activities in France include developing additional tests and assays for potential new cancer targets. The decline in expenses in the U.S. is associated with the prior years first quarter, including research fees payable to TJU that did not recur, decreases in depreciation expense and general cost decreases due to cost savings initiatives initiated in prior years.

For the first quarter of 2005, the Company’s selling, general and administrative expenses decreased to $467,457 from $502,042 for the same three months in 2004. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,

	2004	2005
United States	$386,801	$287,785
France	115,241	179,672

	$502,042	$467,457

In France, administrative expenses increased as expected with the addition of support costs related to the filing of the BLA with AFSSAPS and the additional activities associated with managing the logistics of planned clinical studies in the United States and France. The decline in costs in the United States is due to the closing of the office in Overland Park, Kansas in November 2004 and the elimination of additional costs associated with lease expenses and staff.

Interest expenses recorded in 2004 was $85,992 compared to no interest expense in the same quarter of 2005. Prior year interest was associated with the Bridge financing completed in November 2004 that were converted, both principal and interest, to common stock in May of 2004. No new notes were issued or outstanding in 2005.

The Company anticipates that over the next 12 months research and development expenses will increase as compared with 2004 due to planned increases in the development activities related to the AC Vaccine.

Liquidity and Capital Resources

We presently anticipate that our current resources, including the net proceeds of the private placement closed in April 2005, should be sufficient to fund operations through the end of 2005 and into the first part of 2006, depending upon how aggressively we implement development plans discussed above. That current operating plan includes anticipated expenses relating to (1) recommencing clinical trials for M-Vax in the U.S., (2) costs associated with the BLA submission in France in March 2005, (3) a planned clinical trial for non-small cell lung cancer, which is expected to commence in 2005, (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional money or to initiate additional contract manufacturing relationships on terms favorable to us by the end of 2005 or early in 2006 to continue our operations through 2006. If we are unable to raise additional money, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives.

If our current and planned clinical trials for the AC Vaccine in the United States or France do not demonstrate continuing progress toward taking one or more products to market, the ability to raise additional capital to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon the company continuing to move its development products toward ultimate regulatory approval and commercialization. If in the future we are not able to demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital needed to continue our then-current business operations and business activities, and we would not likely have sufficient liquidity or cash resources to continue operating.

Because working capital requirements depend upon numerous factors, including progress of research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources devoted to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and the ability to establish collaborative arrangements with other organizations, there can be no assurance that current cash resources will be sufficient to fund our operations beyond the first quarter of 2006. Because we do not have committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on favorable terms. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships that we will require on acceptable terms, if at all. If additional funds are not raised in early 2006, we will likely cease operations in 2006.

Item 3.   Controls and Procedures.

An evaluation was carried out by the Company’s chief executive and financial officer of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation as of the end of the period covered by this report, the chief executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

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

AVAX Technologies, Inc.
Date: June 15, 2005	By:	/s/ Richard P. Rainey

Richard P. Rainey President