Form 10QSB
period 2005-06-30
AVAX TECHNOLOGIES INC
filed 2005-08-12
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,545,773 were outstanding or are issuable upon the conversion of the outstanding shares of Series C Preferred Stock, as of July 31, 2005.

Transitional Small Business Disclosure Format:    ☐ Yes   ☒ No

AVAX TECHNOLOGIES, INC.

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS – As of December 31, 2004 and June 30, 2005 (Unaudited)	Page 3
Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited) –
   For the Three Months and Six Months Ended June 30, 2005 and 2004 and
	for the Period from January 12, 1990 (Incorporation) through June 30, 2005	Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) – For the Six Months Ended June 30, 2005 and 2004 and for the Period from January 12, 1990 (Incorporation) through June 30, 2005	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis and Plan of Operations	Page 12

Item 3.	Controls and Procedures	Page 19

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	Page 20

Signatures		Page 21

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,560,761	$8,054,210
Accounts receivable	73,080	184,860
Inventory	13,561	11,695
VAT receivable	185,828	87,064
Prepaid expenses and other current assets	204,238	158,536

Total current assets	2,037,468	8,496,365
Property and equipment, at cost	3,674,935	3,667,814
Less accumulated depreciation	2,498,864	2,621,274

Net property and equipment	1,176,071	1,046,540
Research and development tax credit receivable	240,016	212,820
Goodwill	188,387	188,387

Total assets	$3,641,942	$9,944,112

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,827,408	$1,960,982
Deferred revenue	224,540	224,646
Loans payable – ANVAR grant payable	374,402	331,978

Total current liabilities	2,426,350	2,517,606
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C –
120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 (liquidation preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2004 and at June 30, 2005
Issued and outstanding shares – 36,071,568 at December 31, 2004 and
61,414,998 at June 30, 2005	144,286	245,660
Additional paid-in capital	69,426,457	77,311,610
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	426,818	440,610
Deficit accumulated during the development stage	(68,781,914)	(70,571,319)

Total stockholders’ equity	1,215,592	7,426,506

Total liabilities and stockholders’ equity	$3,641,942	$9,944,112

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From January 12, 1990 (Incorporation) To June 30, 2005
	2004	2005	2004	2005
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	507,557	224,396	855,260	951,138	4,997,485

Total revenue	507,557	224,396	855,260	951,138	6,948,485

Costs and expenses:
Research and development	768,746	969,591	1,600,648	1,751,984	41,624,536
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property
and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	437,005	546,833	949,788	1,014,290	32,336,280

Total operating loss	(698,244)	(1,292,028)	(1,695,176)	(1,815,136)	(75,565,118)
Other income (expense):
Interest income	357	21,301	1,681	25,731	5,666,518
Interest expense	(45,002)	—	(130,994)	—	(812,067)
Other, net	—	—	—	—	143,193

Total other income (expense)	(44,645)	21,301	(129,313)	25,731	4,997,644

Loss from continuing operations	(742,889)	(1,270,727)	(1,824,489)	(1,789,405)	(70,567,474)
Loss from discontinued operations	—	—	—	—	(3,845)

Net loss	(742,889)	(1,270,727)	(1,824,489)	(1,789,405)	(70,571,319)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(742,889)	$(1,270,727)	$(1,824,489)	$(1,789,405)	$(72,441,352)

Loss per common share – basic and diluted	$(.03)	$(.021)	$(.08)	$(.04)

Weighted average number of common shares
outstanding	27,245,020	57,191,093	22,747,145	46,631,331

Net loss	$(742,889)	$(1,270,727)	$(1,824,489)	$(1,789,405)
Foreign currency translation gain	15,108	12,193	8,094	13,792

Net comprehensive loss	$(727,781)	$(1,258,534)	$(1,816,395)	$(1,775,613)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Period from January 12, 1990 (Incorporation) To June 30, 2005
	2004	2005
Operating activities
Net loss	$(1,824,489)	$(1,789,405)	$70,571,319
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	205,191	219,431	4,397,680
Amortization of discount on convertible notes payable	112,645	—	142,500
Amortization of deferred gain on joint venture	—	—	(186,295)
Equity in net loss of joint venture	—	—	(902,900)
Extraordinary gain related to negative goodwill on
consolidated subsidiary	—	—	(1,805,800)
Cumulative effect of change in accounting	—	—	1,703,763
Compensatory stock issue	—	—	(80,427)
Minority interest in net loss of consolidated subsidiary	—	—	4,420,824
Acquired in-process research and development charge	—	—	3,416,091
Write down of acquired intellectual property and
other intangibles	—	—	25,000
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to
preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and
equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(106,345)	(135,403)	(83,314)
Inventory	(159)	371	28,842
Prepaid expenses and other current assets	(5,108)	125,271	(27,686)
Accounts payable and accrued liabilities	312,896	187,450	893,573
Deferred revenue	93,630	28,813	245,490
Research and development tax credit receivable	90,194	—	92,819
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(1,121,545)	(1,363,472)	(59,492,881)

Investing activities
Purchase of marketable securities and short-term
investments	(735,268)	—	(351,973,210)
Proceeds from sale of marketable securities	788,012	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(104,760)	(128,650)	(3,399,002)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	991,634
Cash acquired in acquisition of control of joint venture	—	—	(622,755)

Net cash used in investing activities	(52,016)	(128,650)	(2,979,004)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,		Period from January 12, 1990 (Incorporation) To June 30, 2005
	2004	2005
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of
warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and
preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	48,391	—	76,892
Elimination of the consolidated accounting treatment
for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in
consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and
common stock	2,893,323	7,986,527	68,852,491

Net cash provided by financing activities	2,941,714	7,986,527	70,130,342

Effect of exchange rate changes on cash	9,432	(956)	395,753

Net increase in cash and cash equivalents	1,777,585	6,493,449	8,054,210

Cash and cash equivalents at beginning of period	1,125,960	1,560,761	—

Cash and cash equivalents at end of period	$2,903,545	$8,054,210	$8,054,210

Supplemental disclosure of cash flow information
Interest paid	$—	$—

Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—

Common stock warrants issued in conjunction with
convertible notes payable	$—	$—

Conversion of bridge loans into common stock	$950,000	$—

Payment of interest on bridge loans with common stock	$23,275	$—

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)
For the Six Months ended June 30, 2005 and 2004

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

Basis of Presentation

The financial information as of June 30, 2005 and for the three- and six-month periods ended June 30, 2005 and 2004 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three- and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations that may be expected for the entire year.

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies. The combined assets of the joint venture companies included in the June 30, 2005 consolidated balance sheet consists of cash of $53,649 and recorded liabilities of $88,341. Other long-term liabilities related to leasehold obligations were not recorded as obligations as they will not be required to be met pursuant to the liquidation proceedings.

3.    Contractual Joint Manufacturing Alliance

In February 2004 the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (OPI). The agreement required annual funding from OPI of approximately $1,500,000 (US) for each of 2004 and 2005, and placed the existing OPI facilities and personnel under the direction of Genopoeitic’s management. The funding from OPI covered a majority of the manufacturing costs of the combined French facilities in 2004 and was expected to cover a majority of the manufacturing costs in 2005. Pursuant to the contract, the total manufacturing expenses incurred are allocated to OPI based upon a pre-determined allocation of the total number of personnel available to work on the OPI contract. OPI is not presently current in its payment obligations to the Company under this manufacturing alliance. As of the end of May 2005, the Company and OPI orally agreed to terminate the current arrangement.

Proceeds received from OPI as a result of the alliance for the six months ended June 30, 2005 were $556,663. Expenses were $422,870 allocated and were recorded as revenue to the extent the proceeds received were equal to the amount of expenses allocable to OPI. Amounts received in excess of expenses allocated to the OPI contract for the period ended June 30, 2005 were $133,793 and were recorded in deferred revenue in the accompanying consolidated balance sheet. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent the expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future periods. The Company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss as reported	$(742,889)	$(1,270,727)	$(1,824,489)	$(1,789,405)
Stock based compensation expense as reported	—		—
Stock based compensation expense under fair value
method	(66,530)	(18,070)	(133,060)	(36,140)

Pro forma net loss attributable to common
stockholders	$(809,419)	$(1,288,797)	$(1,957,549)	$(1,825,545)

Pro forma net loss per share	$(0.03)	$(0.02)	$(0.09)	$(0.04)

5.    License and Research Agreements

The Thomas Jefferson University (TJU) License and Research Agreement

The Company entered into license and research agreements with TJU for the AC Vaccine technology in November 1995. The TJU License is a perpetual royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, the Company paid $10,000 to TJU for the TJU License, $10,000 upon initiation of the first clinical trial, and $25,000 upon receipt of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology (which payment was triggered by the Company’s receipt of that regulatory approval in Australia). The Company also issued to each of TJU and Dr. Berd, 229,121 shares of common stock, representing 7.5% (15% in the aggregate) of the total outstanding voting securities at that time.

In addition to the milestone payments the Company already made to TJU, the Company was obligated to pay TJU $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency). The Company paid this milestone payment to TJU upon the commercialization of the AC Vaccine in Australia in 2001.

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

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

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

In 2004, the Company reached an agreement with TJU to terminate the TJU Research Agreement and all of the Company’s obligations thereunder in exchange for a final payment to TJU of $300,000, $150,000 of which was paid in July 2004 and the balance of which was paid in April 2005 in satisfaction of all the Company’s outstanding liabilities to TJU under the TJU Research Agreement. The Company does not believe that the termination of this agreement will have any meaningful effect upon the Company or the Company’s ability to continue the AC Vaccine development efforts.

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

In connection with the Texas A&M License, in May 1997, the Company entered into a three-year Sponsored Research Agreement with Texas A&M (the Texas A&M Research Agreement). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M’s research. Texas A&M waived any up front payment for the Texas A&M License in recognition of the three-year research funding commitment. Currently there is no research agreement in place with Texas A&M. The Company is evaluating potential studies with the principal investigator at Texas A&M and may decide to enter into a further research alliance.

The Company is also obligated to pay royalties on any net sales revenue derived from these compounds and a percentage of net sales revenues received from sublicenses of the compounds.

The Company bears the expense of maintaining and defending the patents that are subject to the Texas A&M License.

6.    Private Placement of Equities Securities

On April 5, 2005, the Company closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. The Company received gross proceeds of approximately $8,616,000, and incurred offering-related expenses of $630,240 payable to advisors and for legal fees related to the fundraising. In connection with the private placement, the Company also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors might include:

•	Our history of operating losses, our continuing cash requirements, our need to raise additional capital by the end of 2005 or early in 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

•	The business uncertainties arising from our decision to conduct all AC Vaccine manufacturing activities at our Lyon, France facility and the logistical issues and risks relating to shipping biologics from the U.S. and other countries to France and the vaccine from France to patients in the U.S and other countries.

•	Uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. and certain European countries.

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Our difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, under Item 1 – “Description of Business –Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $70,571,319 as of June 30, 2005. We incurred net losses of $1,789,405 and $1,824,489 for the six months ended June 30, 2005 and 2004, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts in Europe, the cost of maintaining our manufacturing facilities in Europe and the United States, activities related to reestablishment of our clinical trials for M-Vax and possible studies in non-small cell lung cancer (“NSCLC”), and pre-clinical studies.

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

Notwithstanding  these setbacks, we believe that the potential efficacy and viability of the AC Vaccine technology is still substantial and is, in many respects, of greater probability today than it was four years ago. We base this optimism in our lead products on the following:

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

Contract manufacturing encompasses services we provide to other biotechnology or pharmaceutical companies that are pursuing the clinical development of biological products. The engagements generally consist of two components. The first component is process validation in which the contracting company provides information on its product and the processes and techniques used to produce the product. Procedures are developed, documented and cataloged for the cGMP production of the product using known and acceptable techniques, tests and materials. Small scale lots are produced, and techniques, feasibility of the production processes and tests validated. The end product of the first phase of an engagement is a pilot batch of product and the necessary production formulation and techniques to be used to file an IND with regulatory authorities for human clinical trials. The second phase of an engagement consists of the production of batches of product to be used in human clinical trials. The typical engagement results in production of small batches of product to be used in early stage (Phase I and II) clinical trials.

We incurred essentially no incremental additional expenses to perform contract services for OPI. To maintain our existing clean room facility in Lyon, France requires a minimum level of personnel to perform regulatory quality control and quality assurance functions. The personnel we utilize at our Lyon facility is the minimum compliment that we believe is required to maintain the cGMP status of that facility. With this current established infrastructure, we had and continue to have excess capacity for the production of biological products. We are using this excess capacity to provide the contract services to OPI, at essentially no additional expense to us.

The costs incurred to provide these services to OPI have not been broken out from our research and development expenses as they have not been material to date. If contract manufacturing costs in future periods are material, they will be broken out from research and development expenses and classified as costs of goods sold.

Research and development costs incurred through June 30, 2005, were $41,624,536. Research and development costs were $1,751,984 and $1,600,648, for the six months ended June 30, 2005 and 2004, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Plan of Operation

Background.    In November 1995, we acquired the rights to the AC Vaccine technology pursuant to the TJU License. Assuming we can continue to obtain the necessary funding, we intend to continue to be engaged in the development and commercialization of our AC Vaccine products and our other products and compounds.

We experienced events during 2001 that significantly affected our operations. In March and April 2001, we received first oral notification and then written confirmation from the FDA that clinical activities for both our M-Vax and O-Vax autologous cancer vaccines were placed on clinical hold pending further review by the agency. The written notification from the FDA confirming the clinical hold identified the specific issues that the FDA wanted addressed, which primarily dealt with the sterility of autologous tumors received by us at the Philadelphia facility and the assurance that vaccines being provided to patients would meet FDA sterility guidelines.

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

With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation:

•	Recommence our clinical trial in the U.S. for the treatment of melanoma with the AC Vaccine, using DTH as the endpoint. We have received all FDA approvals to recommence this clinical trial, which began enrolling patients in June 2005.

•	Commence a Phase I-II clinical trial in non-small cell lung cancer in collaboration with the University of Pennsylvania Cancer Center. We anticipate submitting an IND application to the FDA for treatment of NSCLC with the AC Vaccine in the third quarter of 2005.

•	Pursue our BLA filing with AFSSAPS for the approval of commercial sale of the AC Vaccine for treatment of melanoma in France. We anticipate that this will be an ongoing process in 2005.

•	Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Approach the FDA with clinical data generated from our clinical trials in the U.S., and with the BLA French submission information, to determine the expected clinical programs that we will need to complete to be in a position to submit clinical data for approval of the vaccine in the United States.

•	Begin planning and implementation of later stage pivotal registration trials in the United States for the appropriate indications.

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through the end of 2005 and into the first quarter of 2006. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding before the end of 2005 or early in 2006. We believe we have the facilities, the facility managers and technical staff, the scientific staff and consultants in place to implement this plan.

We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With our current compassionate use and clinical activities planned, we anticipate that this excess capacity will exist at our Lyon, France facility into the near and long term. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a manufacturing alliance with OPI that is providing approximately $1,500,000 (US) funding per year from OPI for our combined facilities for 2004 and 2005, which combined facilities are under the management of Genopoietic, our French subsidiary. OPI is not presently current in its payment obligations to us under this manufacturing alliance. As of the end of May 2005, we and OPI orally agreed to terminate the current arrangement. We will continue to consider providing contract manufacturing for OPI on future terms in accordance with our plan of operation. Although the OPI contract was critical to our ongoing operations in 2004, with the recent capital infusion, this contract is no longer critical to our ongoing operations in France.

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

Results of Operations

Three and Six Months Ended June 30, 2005, Compared to Three and Six Months Ended June 30, 2004.

Revenues recognized in the six and three months ended June 30, 2005 were $951,138 and $224,396, respectively, compared with revenues of $855,260 and $507,557, respectively, for the same periods in 2004. Revenue for the six months increased slightly due to increased revenues earned for compassionate use sales versus the prior year. The revenue for the three month period were lower due to the termination of the OPI contract in the current period, which resulted in the recognition of lower revenues versus the three month period of the prior year, in which we recognized a full quarter of revenues.

For the first six months of 2005, our research and development expenses increased to $1,751,984 from $1,600,648 for the same six months in 2004. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
United States	$193,431	$400,736	$519,826	$620,349
France	575,365	568,855	1,080,822	1,131,635

	$768,796	$969,591	$1,600,648	$1,751,984

Research expenses increased for the six month period in both the United States and France. In the United States the increase relates to the launch of the melanoma clinical study plus bonuses paid in the second quarter to employees. In France the six month expenses increased over the prior year primarily related to efforts to support the manufacturing of the vaccine for the melanoma trial, validation work to produce samples for other planned clinical studies and efforts to support and file the IND for non-small cell lung cancer.

Research expenses in the United States for the three month period were higher due to the launch of the melanoma clinical study in June and bonuses paid to manufacturing employees. In France, research expenses decreased slightly compared to the prior years. Costs incurred in the prior year included activities preparing for the filing of a BLA and clinical protocols, which did not recur in the current year but were replaced with efforts towards supporting the clinical manufacturing of vaccines for the U.S. trials plus production of samples for validation and compassionate sales.

For the first six months of 2005, our selling, general and administrative expenses increased to $1,014,290 from $949,788 for the same six months in 2004. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
United States	$330,746	$428,350	$728,288	$716,135
France	106,259	118,483	221,500	298,155

	$437,005	$546,833	$949,788	$1,014,290

For the six and three month periods, general and administrative expenses increased in both the U.S. and France. In the U.S. increased costs were seen in patent counsel fees related to new applications being filed and increases in salaries related to bonuses paid to our President and Chairman. These increases were partially offset by decreases in travel costs and rent expense related to the Kansas office, which was closed in November 2004. Increases in costs in France relate to additional support costs incurred in salary and offices expenses associated with supporting the clinical and commercial activities with the vaccine in Europe.

In the United States the three month increase in general and administrative expenses relates to increased patent costs and increased salaries as noted above. In France the increase in the expenses for the three month period relates to additional salaries incurred associated with supporting the clinical and commercial activities with the vaccine in Europe.

No interest expense was recorded for the six and three months ended June 30, 2005, compared to $130,994 and $45,002, respectively, in the same periods of 2004. Prior year interest was associated with interest accrued on the face amount of the loans plus amortization of the discount on the bridge loans issued in December 2003. The loans subsequently matured and the notes and related accrued interest were converted into common stock in May 2004. No new notes were issued or outstanding in 2005.

We anticipate that over the second half of 2005 research and development expenses will increase as compared with 2004 due to planned increases in the development activities related to the AC Vaccine.

Liquidity and Capital Resources

We presently anticipate that our current resources, including the net proceeds of the private placement that we closed in April 2005, should be sufficient to fund operations through the end of 2005 and into the first quarter of 2006, depending upon how aggressively we implement our development plans discussed above. That current operating plan includes anticipated expenses relating to (1) recommencing our clinical trials for M-Vax in the U.S., (2) costs associated with our BLA submission in France in March 2005, (3) our planned clinical trial for non-small cell lung cancer, which we expect to commence in 2005, (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital or initiate additional contract manufacturing relationships on terms favorable to us by the end of 2005 or early in 2006 to continue our operations through 2006. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives.

If our current and planned clinical trials for the AC Vaccine in the United States or France do not demonstrate continuing progress toward taking one or more products to market, our ability to raise additional capital to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon the company continuing to move its development products toward ultimate regulatory approval and commercialization. If in the future we are not able to demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital we need to continue our then-current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond the first quarter of 2006. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships on acceptable terms, if at all. If additional funds are not raised in early 2006, we will have to curtail our initiatives in 2006.

Item 3.    Controls and Procedures.

An evaluation was carried out by our chief executive and financial officers of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation as of the end of the period covered by this report, the chief executive and financial officers concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings with the SEC. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits:

31.1	Certification of Principal Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc.
Date: August 12, 2005	/s/ Richard P. Rainey

Richard P. Rainey President