Form 10QSB
period 2005-09-30
AVAX TECHNOLOGIES INC
filed 2005-11-14
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(215) 241-9760
 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,414,998 shares of common stock as of November 9, 2005.

Transitional Small Business Disclosure Format:      ☐ Yes   ☒ No

AVAX TECHNOLOGIES, INC.

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS – As of December 31, 2004 and September 30, 2005 (Unaudited)	Page 3
Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) –
   For the Three Months and Nine Months Ended September 30, 2005 and 2004 and
	for the Period from January 12, 1990 (Incorporation) through September 30, 2005	Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) – For the Nine Months Ended September 30, 2005 and 2004 and for the Period from January 12, 1990 (Incorporation) through September 30, 2005	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 12

Item 3.	Controls and Procedures	Page 19

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	Page 20

Item 6.	Exhibits and Reports on Form 8-K	Page 20

Signatures		Page 21

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2004	September 30, 2005

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,560,761	$6,824,712
Accounts receivable	73,080	247,583
Inventory	13,561	12,095
VAT receivable	185,828	66,495
Prepaid expenses and other current assets	204,238	111,775

Total current assets	2,037,468	7,262,660
Property and equipment, at cost	3,674,935	3,698,067
Less accumulated depreciation	2,498,864	2,638,556

Net property and equipment	1,176,071	1,059,511
Research and development tax credit receivable	240,016	212,151
Goodwill	188,387	188,387

Total assets	$3,641,942	$8,722,709

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,827,408	$1,449,633
Deferred revenue	224,540	93,583
Loans payable – ANVAR grant payable	374,402	330,935

Total current liabilities	2,426,350	1,874,151
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and
Series C – 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 (liquidation preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2004 and at
September 30, 2005
Issued and outstanding shares – 36,071,568 at December 31, 2004 and
61,414,998 at September 30, 2005	144,286	245,660
Additional paid-in capital	69,426,457	77,311,610
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	426,818	429,520
Deficit accumulated during the development stage	(68,781,914)	(71,138,177)

Total stockholders’ equity	1,215,592	6,848,558

Total liabilities and stockholders’ equity	$3,641,942	$8,722,709

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) To September 30,
	2004	2005	2004	2005	2005

Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	289,675	349,949	1,144,935	1,301,087	5,347,434

Total revenue	289,675	349,949	1,144,935	1,301,087	7,298,434

Costs and expenses:
Research and development	550,398	519,730	2,151,046	2,271,714	42,144,266
Acquired in process research and development					4,420,824
Write down of acquired intellectual property
and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	601,616	459,367	1,551,404	1,473,657	32,795,647

Total operating loss	(862,339)	(629,148)	(2,557,515)	(2,444,284)	(76,194,266)
Other income (expense):
Interest income	3,404	62,290	5,085	88,021	5,728,808
Interest expense	—	—	(130,994)	—	(812,067)
Other, net	—	—	—	—	143,193

Total other income (loss)	3,404	62,290	(125,909)	88,021	5,059,934

Loss from continuing operations	(858,935)	(566,858)	(2,683,424)	(2,356,263)	(71,134,332)
Loss from discontinued operations	—	—	—	—	(3,845)

Net loss	(858,935)	(566,858)	(2,683,424)	(2,356,263)	(71,138,177)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(858,935)	(566,858)	$(2,683,424)	(2,356,263)	$(73,008,210)

Loss per common share – basic and diluted	$(.02)	$(.01)	$(.10)	$(.05)

Weighted average number of common shares outstanding	36,071,568	61,414,998	27,188,620	51,559,220

Net loss	$(858,935)	$(566,858)	$(2,683,424)	$(2,356,263)
Foreign currency translation gain (loss)	5,095	(11,090)	13,189	2,702

Net comprehensive loss	$(853,840)	$(577,948)	$(2,670,235)	$(2,353,561)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) To September 30,
	2004	2005	2005

Operating activities

Net loss	$(2,683,424)	$(2,356,263)	$(71,138,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304,196	235,831	4,414,080
Amortization of discount on convertible notes payable	112,645	—	142,500
Amortization of deferred gain on joint venture	—	—	(186,295)
Equity in net loss of joint venture	—	—	(902,900)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(1,805,800)
Cumulative effect of change in accounting	—	—	1,703,763
Compensatory stock issue	—	—	(80,427)
Minority interest in net loss of consolidated subsidiary	—	—	4,420,824
Acquired in-process research and development charge	—	—	3,416,091
Write down of acquired intellectual property and other intangibles	—	—	25,000
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(97,403)	(207,021)	(154,932)
Inventory	(100,218)	(123)	28,348
Prepaid expenses and other current assets	51,877	196,758	43,801
Accounts payable and accrued liabilities	146,034	(338,490)	367,633
Deferred revenue	184,916	(118,666)	98,011
Research and development tax credit receivable	90,195	—	92,819
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(1,991,182)	(2,587,974)	(60,717,383)

Investing activities
Purchase of marketable securities and short-term investments	(945,613)	—	(351,973,210)
Proceeds from sale of marketable securities	998,012	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(133,465)	(164,674)	(3,435,026)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	991,634
Cash acquired in acquisition of control of joint venture	—	—	(622,755)

Net cash used in investing activities	(81,066)	(164,674)	(3,015,028)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) Through September 30,
	2004	2005	2005

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	48,391	—	76,892
Elimination of the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	2,893,323	7,986,527	68,852,491

Net cash provided by financing activities	2,941,714	7,986,527	70,130,342

Effect of exchange rate changes on cash	15,214	30,072	426,781

Net increase (decrease) in cash and cash equivalents	884,680	5,263,951	6,824,712

Cash and cash equivalents at beginning of period	1,125,960	1,560,761	—

Cash and cash equivalents at end of period	$2,010,640	$6,824,712	$6,824,712

Supplemental disclosure of cash flow information
Interest paid	$—	$—

Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—

Common stock warrants issued in conjunction with convertible notes payable	$—	$—

Conversion of bridge loans into common stock	$950,000	$—

Payment of interest on bridge loans with common stock	$23,275	$—

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months ended September 30, 2005 and 2004

1.      Organization and Summary of Significant Accounting Policies

AVAX Technologies, Inc. with its subsidiaries (the “Company”) is a development stage biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional food supplement and all of the related patents and other intellectual property (the “Product”).

Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University (“TJU”) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines made from the patient’s own tumor (“AC Vaccine”) for the treatment of malignant melanoma and other cancers (the “Invention”) (see Note 5).

In February 1997, the Company entered into a license agreement with Texas A&M to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the “Texas A&M Compounds”) (see Note 5).

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

Basis of Presentation

The financial information as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the entire year.

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

Revenue

The Company’s revenues are related to the provision of contract services and for manufacturing costs related to the sale of its product, the AC Vaccine Technology for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients (see Note 3). Product revenues represent fees received or payable to the Company related to the manufacture and sale of the vaccine. Product manufacturing revenue is recognized when the vaccine is received by the hospital administering the vaccine. Royalties related to product sales are recorded 60 days after the product is received for administration to the patient in accordance with the product distribution agreement.

2.      Joint Venture Agreement

In November 1999, the Company’s subsidiary AVAX Australia Holdings, Pty Limited entered into a joint venture agreement with AVT related to commercialization and sale of the AC Vaccine Technology in Australia and New Zealand. Pursuant to the joint venture agreement, the Company created two operating companies, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited, and AVT contributed $4,000,000 (AUD) giving them a 20% equity interest in the joint venture.

During 2000, AVT, through a subsidiary, contributed an additional $6,000,000 (AUD), raising AVT’s total ownership percentage in the joint venture to 50%. Due to the ownership percentage maintained by AVT and their substantial and active involvement in the management and decision making processes of the joint venture, the Company determined that it no longer maintained a controlling interest in the operations of the joint venture. Accordingly, the Company began to account for its investment in the joint venture using the equity method of accounting in late 2000.

At the time of the change from the consolidation method to the equity method, there existed a difference between the Company’s cost of its 50% investment in the joint venture and the net book value of the underlying assets. This difference, which amounted to approximately $2,700,000, resulted from the Company’s contribution of technology and related licensing rights, which had little recorded value, and AVT’s cash investments of $10,000,000 (AUD). The resulting deferred gain was being amortized to income over three years.

During January 2002, Joint Venture Companies repurchased 90% of AVT’s outstanding shares for cash consideration of approximately $1,800,000 (AUD). After closing the transaction AVAX Holdings owned a 95% equity interest in the Joint Venture Companies.

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

On December 13, 2002 a liquidator was appointed to oversee the dissolution of the joint venture companies. The combined assets of the joint venture companies included in the September 30, 2005 consolidated balance sheet consists of cash of $53,649 and recorded liabilities of $88,341. Other long-term liabilities related to leasehold obligations were not recorded as obligations as they will not be required to be met pursuant to the liquidation proceedings.

2.      Contractual Joint Manufacturing Alliance

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

Proceeds received from OPI as a result of the alliance for the nine months ended September 30, 2005 were $554,914. Expenses were $554,914 allocated to OPI and were recorded as revenue to the extent the proceeds received were equal to the amount of expenses allocable to OPI. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent the expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option or warrant vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future periods. The Company’s pro forma information follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2004	2005	2004	2005

Net loss as reported	$(858,935)	$(566,858)	$(2,683,424)	$(2,356,263)
Stock based compensation expense as reported	—	—	—	—
Stock based compensation expenses under fair
value method	(66,530)	(306,819)	(199,590)	(920,456)

Pro forma net loss attributable to common
stockholders	$(925,465)	$(873,677)	$(2,883,014)	$(3,276,719)

Pro forma net loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)

Net loss per share as reported	$(0.02)	$(0.01)	$(0.10)	$(0.05)

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123, which is referred to as SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R, which supersedes APB 25, will require the Company to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options and stock issued under the Company’s employee stock plans, and record such expense in the Company’s financial statements. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company will adopt SFAS 123R for the fiscal year beginning January 1, 2006 and the Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are comparable to the current pro forma disclosures under SFAS 123 presented in this note, the Company does expect the adoption to have a material adverse impact on the Company’s results of operations. The Company’s current estimates of option values using the Black-Scholes method may not be indicative of the valuation methodologies that the Company ultimately adopts.

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

In connection with the Texas A&M License, in May 1997, the Company entered into a three-year Sponsored Research Agreement with Texas A&M (the Texas A&M Research Agreement). Under the Texas A&M License and the Texas A&M Research Agreement, the Company agreed to provide minimum yearly funding of $108,750 for Texas A&M’s research. Texas A&M waived any up front payment for the Texas A&M License in recognition of the three-year research funding commitment. Currently there is no research agreement in place with Texas A&M. Due to the inability to complete additional potential studies in evaluating the technology, the Company is not planning additional studies.

Texas A&M contacted the Company, stating that the Company is in default under the Texas A&M License. The Company believes it has complied with all aspects of the license. While the Company’s management cannot determine the ultimate resolution of this matter at this time, the management believes the liabilities established related to the Texas A&M License and the Company’s obligations under the Texas A&M License have been properly accrued and recorded in the current financial statements.

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

On September 9, 2005, the Securities and Exchange Commission (the “SEC”) declared effective the registration statement on Form SB-2 (Registration No. 333-128009) filed by the Company, covering the reoffer and resale by the holders thereof of the 32,946,460 shares of common stock issued or issuable upon the exercise of warrants issued under the April 5, 2005 private placement. In accordance with SEC Rule 429, the prospectus forming a part of the registration statement acts as a combined prospectus for both the reoffer and resale of the 32,946,460 shares of common stock registered under the most recent registration statement and the reoffer and resale of the 28,010,497 shares of common stock registered under our previous registration statement on Form SB-2 (Registration No. 333-118334).

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors might include:

•	Our history of operating losses, our continuing cash requirements, our need to raise additional capital in the first half of 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

•	The business uncertainties arising from our decision to conduct all AC Vaccine manufacturing activities at our Lyon, France facility and the logistical issues and risks relating to shipping biologics from the U.S. and other countries to France and the vaccine from France to patients in the U.S. and other countries.

•	Uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. and certain European countries.

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Our difficulty or inability to compete with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2004, under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $71,138,177 as of September 30, 2005. We incurred net losses of $2,356,263 and $2,683,424 for the nine months ended September 30, 2005 and 2004, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the United States and activities related to the conduct of our clinical trials for the AC Vaccine Technology in the United States and Europe.

Our ability to continue as an operating company depends upon, among other things, our ability to raise additional capital from time to time to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. Our M-Vax product does not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax or any other products that we may develop.

The major challenge for us and others in the biopharmaceutical industry are the significant costs, time delays and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

•	the FDA clinical hold of our AC Vaccine clinical trials in 2001 and the resultant substantial expenses and delays in resolving the FDA concerns and refiling new INDs for a revised AC Vaccine;
•	manufacturing challenges relating to the production of a vaccine from the patient’s own cancer cells, such as the sterility issues we previously experienced at our Philadelphia facility;
•	our failure to develop a market for the AC Vaccine in Australia notwithstanding substantial expenditures of time and money to do so;
•	our inability to agree with the FDA on an acceptable potency assay (which is a biological measure of the drug’s active ingredients) of our product prior to administration of the vaccine, which will be required for later stage clinical trials and commercial approval of the vaccine;
•	our inability to generate any material revenues from any other products or services while we work to develop our lead products and technologies; and
•	the cutbacks in our development plans and programs due to the limited cash resources in recent years, which is not likely to change unless we are able to raise substantial additional capital.

Notwithstanding these setbacks, we believe that the potential efficacy and viability of the AC Vaccine technology is still substantial and is, in many respects, of greater probability today than it was four years ago. We base this optimism in our lead products on the following:

•	As a result of the FDA clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine using the established manufacturing format (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA. Through these research and development activities we re-engineered the manufacturing steps for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology, which we believe has substantial advantages over the former “fresh” product.
•	After years of frustration and lack of acceptance of the AC Vaccine technology among the oncology community in Australia, which resulted in us abandoning our efforts in Australia, we are experiencing meaningful new acceptance of the AC Vaccine technology in Europe, particularly in Spain and Belgium, among key members of the oncology community.
•	In France, AFSSAPS has published regulations specific to the regulation of cell and gene therapies (which includes the AC Vaccine technology). Based upon prior clinical results achieved with the fresh vaccine, these regulations create a potential new regulatory path for the approval of M-Vax in France.
•	In Switzerland, our distribution partner, ProVaccine AG, received import/export authorization for M-Vax from the Federal Office of Public Health (the “FOPH”), opening the way to begin commercial sales of M-Vax in Switzerland.

Our continued belief in the AC Vaccine technology is, however, tempered by our continuing need to raise sufficient capital to implement an aggressive product development effort. As a result, for much of the last three years, our primary focus has been on reducing costs, raising additional capital, taking the least expensive steps possible to maintain positive momentum in product development, and clinical advancement of the technology. The infusion of additional capital would not assure success in developing a marketable product in Europe or in the U.S., but it would allow us to accelerate the plan of operation described below. Our continuing most significant challenge is our limited capital resources.

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

Research and development costs incurred through September 30, 2005, were $42,144,266. Research and development costs were $2,271,714 and $2,151,046, for the nine months ended September 30, 2005 and 2004, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. We received gross proceeds of approximately $8,616,000, and incurred offering-related expenses of approximately $630,240. In connection with the private placement, we also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. All warrants issued in this private placement expire on April 5, 2010. We are using the proceeds of this private offering for general working capital purposes, including funding our current plan of operation discussed below.

Current Plan of Operation. The following is a summary of our plan of operation based on our current cash resources and assuming no material capital infusion in the next 12 months.

In the past three years, we have laid the foundation for a significantly more aggressive development plan that we have only recently been able to begin to pursue. The steps that were taken in the last three years to implement this plan include:

•	Continuing development work on the AC Vaccine.

•	Pre-Biological License Application (the “BLA”) filing meetings, preparation and filing of the BLA and more recently, responding to comments received regarding the BLA for use of M-Vax in the treatment of Stage III & IV melanoma patients.

•	Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

•	Alliance with OPI to place management of their French facility under Genopoietic management control and to obtain funding of the combined facility manufacturing operations from OPI.

•	Established and maintained at our Lyon, France facility the designation “Establissment Pharmaceutique” and “Establissment Gene and Cell Therapy” under applicable French regulations.

•	Commenced treatment of melanoma patients in Europe on a compassionate use basis with our AC Vaccine.

•	Hired Dr. David Berd as our full-time Medical Director to oversee directly the development of the AC Vaccine technology for us.

With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation:

•	Recommence our clinical trial in the U.S. for the treatment of melanoma with the AC Vaccine, using DTH as the endpoint. We have received all FDA approvals to recommence this clinical trial, which began enrolling patients in June 2005.

•	Commence a Phase I-II clinical trial in non-small cell lung cancer in collaboration with the University of Pennsylvania Cancer Center.

•	Continuing to pursue our BLA filing with AFSSAPS (the French counterpart of the FDA) for the approval of commercial sale of the AC Vaccine for treatment of melanoma in France. We anticipate that this will be an ongoing process through the fourth quarter of 2005.

•	Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Approach the FDA with clinical data generated from our clinical trials in the U.S., and with the BLA French submission information, to determine the expected clinical programs that we will need to complete to be in a position to submit clinical data for approval of the vaccine in the U.S..

•	Begin planning and implementation of later stage pivotal registration trials in the U.S. for the appropriate indications.

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation into the first half of 2006. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding in the first half of 2006. We believe we have the facilities, the facility managers, the technical and scientific staff and consultants in place to implement this plan.

We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With our current compassionate use and clinical activities planned, we anticipate that excess capacity will continue to exist at our Lyon, France facility for the foreseeable future. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004 we entered into a second manufacturing alliance that provided approximately $1,500,000 (US) funding per year for 2004 and 2005. As of the end of May 2005, we orally agreed to terminate that manufacturing alliance.

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

Results of Operations

Three and Nine Months Ended September 30, 2005, Compared to Three and Nine Months Ended September 30, 2004.

Revenues recognized in the three and nine months ended September 30, 2005 were $349,949 and $1,301,087, respectively, compared with revenues of $289,675 and $1,144,935, respectively, for the same periods in 2004. Revenue for the three and nine month periods increased slightly due to increased revenues earned for compassionate use sales versus the prior year. The current quarter of 2005 included residual revenue recognized pursuant to the cancellation of the OPI agreement.

For the first nine months of 2005, our research and development expenses increased to $2,271,714 from $2,151,046 for the same nine months in 2004. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

United States	$232,768	$334,442	$752,594	$954,791
France	317,630	185,288	1,398,452	1,316,923

	$550,398	$519,730	$2,151,046	$2,271,714

In the United States research expenses increased for the three and nine month periods over the prior year. The increases are due to the additional headcount in support of the clinical studies underway and costs incurred in the execution of the melanoma and non-small cell lung cancer clinical studies.

Research expenses for the three and nine month periods decreased in France. For the three month period certain costs related to equipment validation and materials and supplies for the quarter were incurred in the second quarter and expensed in accordance with our policy on research expenses. Year to date research expenses in France were consistent with prior years.

For the first nine months of 2005, our selling, general and administrative expenses decreased to $1,473,657 from $1,551,404 for the same nine months in 2004. Expenses for the periods are broken out be region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

United States	$491,087	$341,171	$1,219,375	$1,057,306
France	110,529	118,196	332,029	416,351

	$601,616	$459,367	$1,551,404	$1,473,657

For the three and nine months periods administrative expenses decreased from levels in 2004. Prior years expenses for the three and nine months were higher due to costs associated with the preparation and filing of registration statements in 2004 and additional non-recurring rental expenses incurred in 2004 associated with the closing of our office in Overland Park, Kansas and subsequent termination of the lease obligation.

In Europe, the nine month expenses increased while the three month expenses stayed in line with the prior years. In the third quarter of 2004, administrative support services were increased with the sales and marketing activities associated with the vaccine sales, which began in the third quarter of 2004. For the nine month period there was an increase in legal and outside professional fee’s associated with the operations in France.

No interest expense was recorded for the nine months ended September 30, 2005, compared to $130,994 in the same period of 2004. Prior year interest was associated with interest accrued on the face amount of the loans plus amortization of the discount on the bridge loans issued in December 2003. The loans subsequently matured and the notes and related accrued interest were converted into common stock in May 2004. No new notes were issued or outstanding in 2005.

We anticipate that in the next 12 months, presuming we receive funds or some other type of capital infusion, research and development expenses will increase as compared with the first three quarters of 2005 due to planned increases in the development activities related to the AC Vaccine.

Liquidity and Capital Resources

We presently anticipate that our current resources, including the net proceeds of the private placement that we closed in April 2005, should be sufficient to fund operations through the end of 2005 and into the first half of 2006, depending upon how aggressively we implement our development plans discussed above. That current operating plan includes anticipated expenses relating to (1) continuing our clinical trials for M-Vax in the U.S., (2) costs associated with our BLA submission for M-Vax in France in March 2005, (3) launching our clinical trials for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital or initiate additional contract manufacturing relationships on terms favorable to us in the first half of 2006 to continue our operations through the end of 2006. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond the first half of 2006. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships on acceptable terms, if at all. If additional funds are not raised in the first half of 2006, we will have to curtail our initiatives by the end of 2006.

Item 3.	Controls and Procedures.

An evaluation was carried out by our chief executive and financial officers of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation as of the end of the period covered by this report, the chief executive and financial officers concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic filings with the SEC. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on September 13, 2005, at which the shareholders elected the directors named below. The results of the voting at the annual meeting were as follows:

Election of Directors	For	Withhold Authority

John K.A. Prendergast	33,050,719	0
Edson D. de Castro	33,071,302	0
Andrew W. Dahl	33,050,569	0
Carl Spana	33,071,302	0

No other matters were submitted to a vote of the shareholders at the annual meeting.

Item 6.	Exhibits and Reports on Form 8-K.

31.1	Certifications of Principal Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc.
Date: November 14, 2005	/s/ Richard P. Rainey

Richard P. Rainey President