Form 10KSB
period 2005-12-31
AVAX TECHNOLOGIES INC
filed 2006-04-03
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.004 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐

State the issuer’s revenues for its most recent fiscal year. $1,623,701 for the fiscal year ended December 31, 2005.

As of March 24, 2006, 62,545,753 shares of the registrant’s common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock. The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the average bid and asked prices of the common stock on the OTC Bulletin Board on March 3, 2006, was $10,314,153.

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

        Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•	Our history of operating losses, our continuing cash requirements, our need to raise additional capital in the first half of 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

•	The business uncertainties arising from our decision to conduct all AC Vaccine manufacturing activities at our Lyon, France facility and the logistical issues and risks relating to shipping biologics from the U.S. and other countries to France and the vaccine from France to patients in the U.S. and other countries.

•	Uncertainty about whether our products will successfully complete the long, complex and expensive clinical trial and regulatory approval process for approval of new drugs in the U.S. and certain European countries.

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in this report, under Item 1 – “Description of Business – Risk Factors.”

AVAX TECHNOLOGIES, INC.

PART I

ITEM 1.   Description of Business

GENERAL

Overview

        We are a development stage biotechnology company specializing in the development and commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. Our vaccine consists of autologous (the patient’s own) cancer cells that have been treated with a chemical (“haptenized”) to make them more visible to the patient’s immune system. We refer to our cancer vaccine technology as autologous cell vaccine immunotherapy and to the vaccine as the AC Vaccine. Our previous clinical trials for the AC Vaccine have concentrated on melanoma, ovarian carcinoma and renal cell carcinoma. In 2005, we commenced a Phase I-II clinical trial for the treatment of non-small cell lung cancer. We refer to our AC Vaccine as

•	M-Vax for the treatment of melanoma,
•	O-Vax for the treatment of ovarian cancer, and
•	L-Vax for the treatment of non-small cell lung cancer.

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

        The Lyon facility has been inspected by AFSSAPs (the French equivalent of the U.S. Food and Drug Administration) and has received the designation of “Etablissment Pharmaceutique” and more recently has obtained the designation “Etablissement Thérapies Gèniques et Cellulaires.” The Etablissment Pharmaceutique designation is required for the production of any commercial product to be sold in France and throughout Europe. The Etablissment Therapies Geniques et Cellulaires designation is required in France for the commercial production of cell and gene therapy products.

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

Current Cancer Therapies

        Cancer is a diverse and complex disorder with multiple causes and variable outcomes. Genetic pre-disposition, environmental factors and diet are among the numerous contributing factors that are associated with the development and evolution of this heterogeneous disease. Each year in the U.S. alone, over 1.5 million new individuals are diagnosed with various forms of cancer and, as our overall life span increases, the incidence of the disease is expected to increase.

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

        Melanoma patients may be categorized according to the following staging system:

•	Stage 1—lesion less than 1.5mm thickness and no apparent spreading (metastasis) from primary cancer site;

•	Stage 2—lesion greater than 1.5mm thickness and no apparent spreading from primary cancer site;

•	Stage 3—metastasis to regional draining lymph nodes; and

•	Stage 4—distant (bloodbourne) metastasis.

        Historically, patients with stage 3 melanoma have been treated with surgery followed by a year-long regimen of the drug, alpha interferon. This is a biological drug and currently the only FDA-approved post-surgical treatment for patients with stage 3 melanoma. While alpha interferon has been proven to prolong relapse-free survival, its impact on overall survival has been questioned. Further, use of alpha interferon can be associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to limited efficacy and highly toxic side effects, chemotherapy has not been widely used in the treatment of stage 3 patients. Stage 4 melanoma is usually treated with chemotherapy or cytokines, such as interferon or interleukin-2. Long-term remissions, however, are unusual and five-year survival rate for stage 4 melanoma is very low.

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

        As is noted below, we currently treat patients in Europe on a compassionate use basis. Certain clinicians have reported to us that they have administered the M-Vax vaccine with interleukin-2 or interferon, which are two current chemotherapies available to melanoma patients. These European clinicians have reported to us what they believe were positive clinical responses to the combined treatment regimes. In addition, another investigator who has worked with a haptenized vaccine similar to ours recently published positive clinical results with her vaccine combined with interleukin-2. As part of future clinical programs, we may pursue treating later stage melanoma patients with M-Vax plus either interleukin-2 or interferon, which may boost the AC Vaccine’s effectiveness.

Current Commercial and Clinical Activities with the AC Vaccine

        In June 2005, we launched a Phase I-II clinical study in the U.S. for the treatment of patients with stage 3 or 4 melanoma. Patients are treated with M-Vax after being assigned to one of four dosage arms, one of which is a zero dose. We consider the zero dose arm of the study to be the control arm of the clinical trial. The schedule of administration has already been optimized in previous trials. The regimen includes low dose cyclophosphamide, which potentiates the immune response, probably by inhibiting regulatory T-cells, which dampen the anti-tumor immune response. Also, Bacillus Calmette-Guerin (“BCG”) is admixed with the AC Vaccine, because it functions as an immunological adjuvant.

        The major endpoints of the current clinical study are the development of immunity to the patient’s own melanoma cells and a formal assessment of the safety of M-Vax. Patients are tested for DTH response to their own DNP-modified and unmodified melanoma cells prior to treatment and after the initial seven weekly vaccine injections. Those who remain well are eligible for a booster injection of M-Vax at the six-month point. Adverse events caused by the vaccine are measured and recorded. DTH results are obtained at 2 ½-months, and the maximum duration of the study for an individual patient is 9 months.

        Seven clinical sites in the U.S. are participating in this study. Final results are expected in calendar year 2006, and we expect that M-Vax will be shown to be safe. We also believe that one or more of the vaccine dosages will regularly induce a positive DTH response to the patient’s own DNP-modified melanoma cells, which, in some cases, will be carried over their own unmodified melanoma cells. The optimal dose determined by this trial will be used for our planned pivotal registration trials of M-Vax.

        In March 2005, we submitted a Biological License Application (“BLA”) filing with AFSSAPs (the French counterpart of the U.S. Food and Drug Administration) for the treatment of stage 3 and 4 melanoma patients in France. In February 2006, AFSSAPs notified us that the filing was not approvable with the current data and that additional data would be necessary to support an approval. We are continuing to work with AFSSAPs to define what additional data are necessary and to evaluate the opportunities to treat patients in France under a compassionate use protocol while we are generating the additional data.

        We have previously conducted clinical trials to evaluate the safety and efficacy of M-Vax and O-Vax (our AC Vaccine for ovarian cancer). In March and April 2001, we received first oral notification and then written confirmation from the FDA that clinical activities then underway for both our M-Vax and O-Vax autologous cancer vaccines were placed on clinical hold pending further review by the agency. The written notification from the FDA confirming the clinical hold identified the specific issues that the FDA wanted addressed, which dealt primarily with the sterility of autologous tumors received by us at the Philadelphia facility and the assurance that vaccines being provided to patients would meet FDA sterility guidelines.

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

        In working with the FDA to resolve the issues identified as part of the clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine format without the ability to ensure clinical samples have completed sterility testing prior to administration (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA which allowed us to test the vaccine for sterility prior to administration of the vaccine to patients. Through these research and development activities we developed a new product format for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology. Based upon the changes to the manufacturing of the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we inactivated the INDs for M-Vax and O-Vax, given the FDA’s view that the revisions to the manufacturing process, necessary to address the FDA’s concerns, would result in a new product from a regulatory perspective and given the FDA’s recommendation that we file new INDs for indications utilizing the new product.

        Based upon the continuing interactions with the FDA, in 2002, we determined it was necessary to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer, which IND filings were accepted by the FDA. Our Philadelphia facility was cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding at that time, we decided not to initiate the clinical trials and instituted further cost minimization steps, which resulted in additional management changes at the end of 2002.

Non-Small-Cell Lung Cancer

        Lung cancer is currently the leading cause of cancer death in the Western Hemisphere for both men and women, eclipsing the combined mortalities from breast, colon, and prostate cancers. According to the American Cancer Society, in 2005, there were an estimated 172,570 new lung cancer cases in the U.S. and 163,510 deaths from lung cancer. Historically, 80-85% of lung cancer cases have been non-small cell lung cancer (“NSCLC”). The low cure rate associated with NSCLC can be attributed to the absence of effective screening, the propensity for early spread, and the lack of effective treatment options for metastatic spread.

        We believe that NSCLC may be a good target for our AC Vaccine immunotherapy approach. Lung cancers are chemically-induced, which increases the likelihood that they will express antigens recognized by the immune system. Also, in clinical trials of M-Vax, we observed that melanoma lung metastases were more likely to respond well to the AC Vaccine than metastases in other sites.

        In February 2004, we announced a collaboration with the thoracic surgery team at the University of Pennsylvania Cancer Center. This collaboration allowed us to complete a feasibility study of the autologous, hapten-modified vaccine for NSCLC. The study demonstrated that vaccines could be manufactured successfully from most early stage tumors. All the vaccines manufactured as part of the feasibility study also passed sterility tests. These results formed the basis of our Phase I-II clinical trial of L-Vax to determine the safety of an autologous, hapten-modified NSCLC vaccine and its ability to induce a positive DTH response, as described below.

        In November 2005, the FDA approved our IND for the treatment of resectable NSCLC. We commenced a Phase I-II clinical study of L-Vax for the treatment of NSCLC at the University of Pennsylvania Cancer Center in January 2006. The study subjects will be patients with completely resectable primary NSCLC (stage 1, 2, and early 3). They will undergo standard surgical resection, and the tumor tissue will be sent to us for manufacture of the L-Vax vaccine. Eligible patients will be assigned to one of three dosage groups. The schedule of administration will be the same as the one optimized in previous melanoma trials. The regimen for the NSCLC Phase I-II study includes low dose cyclophosphamide, which potentiates the immune response, probably by inhibiting regulatory T-cells, which, in turn, dampen the anti-tumor immune response. Also, BCG is admixed with the vaccines because it functions as an immunological adjuvant.

        The major endpoints of this study are the development of immunity to the patient’s own NSCLC cells and a formal assessment of the safety of L-Vax. Patients will be tested for DTH response to their own DNP-modified and unmodified NSCLC cells prior to treatment and after the initial seven weekly vaccine injections. Following completion of the post-vaccine DTH testing, patients will be offered standard chemotherapy, which is now considered a standard of care, as an adjuvant treatment. After chemotherapy, patients who remain well will be eligible for a booster injection of L-Vax at the eight-month point. Adverse events caused by the L-Vax vaccine will be measured and recorded, with DTH results obtained at 2 ½ months and the maximum duration of the study for an individual patient being 12 months.

        Final results of the L-Vax study are expected in calendar year 2006. At that time, we anticipate that L-Vax will be shown to be safe. We also believe that one or more of the vaccine dosages will regularly induce a positive DTH response to the patient’s own DNP-modified melanoma cells, which, in some cases, will be carried over their own unmodified NSCLC cells. The optimal dose determined by this trial will be used for our planned pivotal registration trials of L-Vax.

Compassionate Use of M-Vax

        Beginning in 2003 and continuing through the present, we have made M-Vax available on a compassionate use basis in various European countries. Compassionate use is considered for patients who have failed to respond to accepted standards of care for their cancer and are facing a prognosis of death. Compassionate use of M-Vax has been permitted by regulatory authorities in France, Spain and Belgium (even though there is no approval for marketing of M-Vax in those countries) when the patient’s prognosis is poor and there are no alternative treatments available. Through December 31, 2005, we had 54 patients presented for treatment on a compassionate use basis, of which 31 patients were treated. The patients who were not treated were untreatable with the AC Vaccine due to inadequate cell count in the tumor sample received, the tumor sample received was not melanoma, sterility issues with the tumor sample, or the death of the patient prior to treatment being available. Patients presented for treatment on a compassionate use basis are normally stage 4 melanoma patients who are facing a prognosis of death.

        Compassionate use of M-Vax is important to us and our AC Vaccine technology because it allows us to gain additional clinical experience on patients and to continue to expand the process development steps needed for a full regulatory approval of the vaccine. Compassionate use of M-Vax also expands the visibility of the AC Vaccine within the scientific and medical communities in Europe, which are now seeking out the compassionate use of M-Vax. These experiences of oncology leaders in various European countries may become critical to the overall market and regulatory acceptance of the AC Vaccine technology in Europe. This also will allow us to educate practitioners to maintain and aseptically handle and ship tumors to reduce incidences where tumors become contaminated.

Other Potential Cancer Treatment Compounds

        In December 1996, we entered into an agreement with Rutgers University to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer. During 2004, we agreed with Rutgers to cancel the license agreement and all our obligations associated with the license agreement.

        In February 1997, we licensed from The Texas A&M University System an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogren compounds is no longer a significant part of our plan of operation. We have been notified by Texas A&M that Texas A&M considers us to be in violation of the license agreement and that our rights under the license agreement have been revoked. We dispute the contention by Texas A&M and intend to continue to defend our rights to this technology.

Contract Manufacturing

        As a result of our clinical activities in the U.S. and France, we have developed a level of expertise related to the clinical production and regulation of cell and gene therapies. Cell and gene therapy research and development has been ongoing for a number of years, but specific regulations of these products by most regulatory agencies are just beginning to evolve. In February 2002 (effective April 2002), the United States Pharmacopia published a chapter on manufacturing and testing requirements relating to cell and gene therapies. Prior to the publication of this chapter, there was no published guidance for companies engaged in the production and testing of cell and gene therapies. Likewise, in Europe the European Medicines Evaluation Agency is currently developing guidelines for the production, testing and regulation of cell and gene therapies.

        Based on our expertise, we have entered into various contract manufacturing relationships in France. Contract manufacturing has been made possible by the validation of our manufacturing facility first in France by AFSSAPs and secondly through successful IND filings in the United States and in Europe. A contract manufacturing engagement normally consists of two components. The first component of the engagement is a feasibility study. The feasibility study typically involves the transfer of production techniques from an unrelated scientific laboratory to our facilities. After transferring the techniques, we are engaged to develop the required procedures, tests and assays so that the product can be produced in compliance with current Good Manufacturing Practices requirements. After validating the procedures, tests and assays, we would then contract to produce the necessary components for the manufacturing section to be filed as part of an IND application.

        Upon acceptance of the IND by a regulatory agency, the second component of the engagement would then commence. This component consists of the manufacturing and testing of clinical samples for administration to patients as part of a clinical trial. As part of this operation, we contract to maintain all the necessary paperwork and documentation to demonstrate the work was done in compliance with standards established by the applicable regulatory agency. In addition, the documentation would be used to support further IND filings and could be used as a component of a BLA for approval to market the product.

        In February 2004, our subsidiary, Genopoeitic, entered into an expanded contract manufacturing alliance with OPISODIA SAS, a French pharmaceutical company (“OPI”). The agreement required annual funding from OPI of approximately $1,500,000 (US) for each of 2004 and 2005, and placed the existing OPI facilities and personnel under the direction of Genopoeitic’s management. The funding from OPI covered a majority of the manufacturing costs of the combined French facilities in 2004 and 2005. This alliance was terminated by agreement between OPI and Genopoeitic in May 2005.

        We have entered into new agreements and intend to enter into future contract manufacturing arrangements only to the extent the required work does not limit or interfere with our own clinical development programs.

License and Research Agreements

The Thomas Jefferson University License and Research Agreement

        We entered into a license agreement with TJU for the AC Vaccine technology in November 1995. The TJU license is a perpetual royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, we paid $10,000 to TJU for the TJU license, $10,000 upon initiation of the first clinical trial, and $25,000 upon our receipt of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology (which payment was triggered by our receipt of that regulatory approval in Australia). We also issued to each of TJU and Dr. Berd, 229,121 shares of our common stock, representing 7.5% (15% in the aggregate) of our total outstanding voting securities at that time.

        In addition to the milestone payments we have already made to TJU, we were obligated to pay TJU $10,000 upon the first filing of a marketing application with the FDA (or comparable filing with a comparable international agency).

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

        In connection with the TJU license, we also entered into a Clinical Study and Research Agreement with TJU in 1995. Under the TJU license and the TJU research agreement, we agreed to provide TJU with minimum sponsored research funding relating to the development of additional immunotherapies based on the AC Vaccine technology. We renewed this agreement for a three-year period through November 2004. The research conducted by Dr. Berd and TJU under the TJU research agreement pertained to applications of the AC Vaccine technology beyond the core vaccine products we are developing.

        In 2004, we reached an agreement with TJU to terminate the TJU research agreement and all our obligations thereunder in exchange for a final payment by us to TJU of $300,000, half of which we paid in 2004. In April 2005, we paid the balance of $150,000 to TJU. We do not believe that the termination of the TJU research agreement has had any meaningful effect upon us or our ability to continue our AC Vaccine development efforts.

        In November 2004, Dr. Berd joined our staff as our Chief Medical Officer. Dr. Berd continues to be instrumental to our regulatory and development efforts for the AC Vaccine technology.

        We are also obligated to pay TJU royalties on our net sales revenue and a percentage of all revenues received from sublicenses relating to the AC Vaccine technology. We bear the expense of maintaining and defending the patents that are subject to the TJU license.

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

        Our research and development expenses consist primarily of costs associated with the clinical trials of our product candidates, compensation and other expenses for research personnel, payments to collaborators under contract research agreements, costs for our consultants and compensation, materials, maintenance and supplies for the operation and maintenance of our biological clean room facilities, which are necessary for the production of materials to be used in clinical trials. All of these costs qualify as research and development expenses in accordance with the guidance included in Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs.”

        Manufacturing costs included in this category relate to the costs of developing, supporting and maintaining facilities and personnel that produce clinical samples in compliance with current Good Manufacturing Practices (“cGMP”). Our facilities and the personnel maintained for manufacturing are currently at what we feel are the minimum required for compliance with cGMP. Based upon the current capacity of our facilities, our personnel and our current and future planned clinical trials, we have excess capacity for the production and testing of biological products. We use this excess capacity to generate cash in the form of contract manufacturing alliances. Because the incremental costs incurred to provide these services are not material or quantifiable, they are not presented separately.

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

        In 2005, we incurred research and development expense of $3,534,948 compared to $3,005,565 in 2004, and $1,984,193 in 2003. Research and development expenses have been $43,407,500 for the period from inception through December 31, 2005. The majority of these costs relate to clinical research and development of the AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Intellectual Property and Other Technology Protections

        Our success will depend in large part on our ability to:

•	Maintain and obtain patent and other proprietary protection for products, process and uses of our products;
•	Defend patents;
•	Preserve trade secrets; and
•	Operate without infringing the patents and proprietary rights of third parties.

        We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications when possible in the United States and selected other countries. In November 1995, we entered into an exclusive, worldwide license agreement with TJU for all of its patents and pending patent applications relating to the AC Vaccine. Currently, four U.S. patents have been issued and one U.S. patent is in the process of re-issue, all of which are subject to the TJU license. In addition two Australian patents (AU727316 and AU757980) have been issued that are subject to this license. Several patent applications are currently pending in the U.S. and other jurisdictions. The following table summarizes the issued U.S. patents relating to the AC Vaccine:

Patent No.	Patent	Date Issued	Date Expires

6,248,585	Composition for preserving haptenized tumor cells for uses in vaccines	June 19, 2001	November 16, 2019

6,333,028	Methods of using haptenized ovarian carcinoma tumor cells	December 25, 2001	July 24, 2017

6,403,104	Hapten-conjugated mammalian cells and methods of making and using thereof	June 11, 2002	March 16, 2020

6,458,369	Composition comprising tumor cells and extracts and method of using thereof	October 1, 2002	May 4, 2019

        U.S. Patent No. 5,290,551, “Treatment of Melanoma with a Vaccine comprising Irradiated Autologous Melanoma Tumor Cells Conjugated to a Hapten,” was originally issued on March 1, 1994, and is currently under re-issue examination.

        These patents cover methods of making the vaccine, composition of matter, as well as therapeutic use. We intend to continue using our scientific expertise to pursue and file patent applications on new developments with respect to processes, methods and compositions to enhance our intellectual property position in the field of cancer treatment.

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

Manufacturing and Marketing

AC Vaccines – General

        Our AC Vaccine products under development are individualized therapies that are manufactured by first receiving tumors from a patient, treating those tumors to break them down to the basic cancer cell and creating a liquid vaccine using the cells as a raw material, then delivering the vaccine to the doctor’s office for administration to the patient. We believe that the key to success in developing and distributing individualized therapies relies upon a model employing central processing, so that manufacturing cell based products can be a standardized process that can benefit from economies of scale and efficient distribution. The basic model for the vaccine is “cells in-product out,” where the final product looks like a traditional mass-produced drug to the end-user, but is manufactured individually. We are not currently treating patients in the U.S. or Europe, other than on a compassionate use basis in certain European countries, because the AC Vaccine products have not yet been approved for treatment.

Manufacturing the AC Vaccine

        Based upon re-engineering the manufacture of the vaccine technology, we no longer require regional manufacturing capabilities. We made a strategic decision in early 2003 to use our facility in Lyon, France as our primary facility for the production of our cell based therapies. The Lyon facility has been inspected by AFSSAPs (the French equivalent of the U.S. FDA) and has received the designation of “Etablissment Pharmaceutique” and more recently has obtained the designation “Etablissement Thérapies Gèniques et Cellulaires.” The Etablissment Pharmaceutique designation is required for the production of any commercial product to be sold in France and throughout Europe. The Etablissment Therapies Geniques et Cellulaires designation is required in France for the commercial production of cell and gene therapy products.

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

Sources and Availability of Raw Materials

        We do not expect to encounter significant difficulties in obtaining raw materials for M-Vax, O-Vax, L-Vax or any of our other AC Vaccine products, because they consist primarily of a readily available chemical reagents and the patient’s own tumor cells. We administer the AC Vaccine with BCG. BCG is an approved product for other cancer indications and is being administered by other companies as a separate vaccine. There are several sources of BCG, each formulation of which differs based upon the original source of the product. If we are unable to continue to obtain the current strain of BCG used in our clinical trials, we may not be permitted by regulatory authorities to use another strain of BCG without conducting additional clinical studies with the new strain of BCG.

Competition

Cancer Drugs – General

        We are aware of estimates that more than 300 companies are reported to have more than 1,000 cancer drugs, including chemotherapies and immunotherapies, under development worldwide, many of which are under development in the U.S. A substantial number of these drugs are, or may be in direct competition with, M-Vax, O-Vax, L-Vax or any other of our immunotherapies.

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

Other Companies Developing Cancer Vaccines

        A number of companies and research institutions are developing cancer vaccines, including Ribi ImmunoChem Research, Inc./Corixa, Cancer Vax, Medarex, Genta, and Progenics, Inc., in melanoma; AltaRex, Genentech and Biomira, in breast cancer; Intracel in colorectal cancer; Cell Genesys in lung cancer; Dendreon in prostate, multiple myeloma, ovarian and breast cancers; and Antigenics in renal cell and other cancers. In addition to the primary indications noted, most companies are also exploring the use of their vaccines in other indications.

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

Government Regulation

        The research, pre-clinical development, clinical trials, product manufacturing and marketing conducted by us or on our behalf are subject to regulation by the FDA in the U.S., AFSSAPs (the French equivalent of the U.S. FDA) in France, and similar health authorities in other foreign countries, as well as the European Medical Evaluations Agency (“EMEA”) which has broad oversight over most European Member States. Our proposed products and technologies also may be subject to certain other international, U. S. federal, state and local government regulations, including, the Federal Food, Drug and Cosmetic Act, Public Health Service Act, and their state, local and foreign counterparts.

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

        Every clinical trial must be conducted under the review and oversight of an institutional review board at each institution participating in the trial. The institutional review board evaluates, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. In addition, when a sponsor has more than one clinical site participating in a study, they typically establish a Data Safety Monitoring Board that has oversight responsibilities for the safe conduct of the clinical studies.

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

        The regulatory approval process for new drugs in France is substantially similar to the process described above for the U.S. Generally, the steps required before a pharmaceutical or therapeutic biological agent may be marketed in France include (i) pre-clinical laboratory tests, pre-clinical studies in animals, toxicity studies and formulation studies; (ii) the submission to AFSSAPs of an IND for human clinical testing, that must be approved before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a marketing application to AFSSAPs; (v) approval of the manufacturing processes and controls; and (vi) AFSSAPs approval of the marketing application prior to any commercial sale or shipment of the drug.

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

        In 2002, AFSSAPs published the first regulations specific to the regulation of cell and gene therapies that are produced on an individual patient basis, which includes the AC Vaccine technology. These regulations differentiate these products from standard pharmaceutical products. We interpret that these regulations will evaluate cell and gene therapy products by the level and type of manipulation to the product. We believe that certain cellular products, including M-Vax, will be regulated differently from standard drugs. For these technologies, marketing approval will be authorized upon the satisfaction of two criteria. One of the requirements will be that the therapeutic is manufactured in a cGMP-compliant facility and manner. Secondly, the therapeutic will need to be able to demonstrate a reasonable claim for efficacy.

        Using the data generated in the studies conducted at TJU as the basis for the efficacy claims of M-Vax, we submitted the equivalent of a Biologics License Application to the French authorities in March 2005 under their Cell and Gene Therapy Regulations. In preparing the submission, we utilized the format for the Common Technical Document (“CTD”) provided by the International Conference of Harmonization and adopted by the U.S., Europe and Japan. The purpose of the CTD is to harmonize the filing requirements for biologic products in the various regions. We received acknowledgement from AFSSAPs of receipt of our submission effective March 23, 2005. In February 2006, we received notification from AFSSAPs that additional clinical data will be necessary for approval of the product under these regulations. We are meeting with the agency to discuss the additional requirements, potential planned studies to obtain the information and to discuss our ability to make the vaccine available on a compassionate use basis while this data is being accumulated.

        For clinical investigation and marketing outside the U.S. and France, we also are subject to certain foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union (“EU”). Normally, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market their products in more than one EU member state. If any applicable regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition.

Employees

        As of December 31, 2005, we had 22 total employees, consisting of 18 full-time employees at our subsidiary in France and 4 full-time employees in the U.S.

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

        We presently anticipate that our current cash resources will be sufficient to fund operations through the first half of 2006, depending upon how aggressively we implement our development plans. We have only a limited ability to generate revenues from operations, and any revenues we generate are almost certain to be substantially less than our operating expenses. Accordingly, it will be necessary to raise additional equity capital in the first half of 2006. Because of our limited cash and financial resources, our ability to continue as a going concern is in question.

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

        In March 2005, we submitted to AFSSAPs (the French regulatory authority) a biological license application (“BLA”) for approval of our AC Vaccine (“M-Vax”) for the treatment of patients in France with stage 3 & 4 melanoma. The basis upon which we filed this application is data that were obtained in non-controlled, single site, clinical trials conducted by Dr. Berd at TJU. The rules under which we made this submission were recently enacted and, to our knowledge, represent the first ever regulations that are specifically developed for the regulation of cell and gene therapy treatments. The clinical trials that are the basis upon which we submitted our clinical data are non-controlled, meaning they do not include a comparative treatment against which the results of the clinical product are compared. In general, most drugs require controlled studies that they are compared against alternate treatments to measure their effect and efficacy.

        In February 2006, we received notification from AFSSAPs that additional clinical data will be necessary for approval of the product under these regulations. We are meeting with the agency to discuss the additional requirements, potential planned studies to obtain the information and to discuss our ability to make the vaccine available on a compassionate use basis while this data is being accumulated. The response of AFSSAPs to our planned BLA filing has been uncertain, due to the lack of a clear regulatory path for approval of autologous products in France. Accordingly, we cannot predict the timing or ultimate outcome of the regulatory review by AFSSAPs of our BLA filing.

We now conduct all AC Vaccine manufacturing out of our Lyon, France facility, which creates business uncertainties and logistical risks for the treatment of patients in our clinical trials.

        We previously manufactured our AC Vaccine for U.S. patients enrolled in our clinical trials at our facility in Philadelphia. We now conduct all AC Vaccine manufacturing at our Lyon, France facility. In our current clinical trials in the U.S. for M-Vax and L-Vax, we encounter various business uncertainties and logistical risks associated with the transport of biologics (consisting of human tumor cells) to France and shipping a patient’s individualized AC Vaccine back to the U.S. Had we been using this business model in September 2001, the September 11 attacks in the U.S. and the resultant suspensions and interruptions of international travel and shipments would have significantly disrupted our treatment of patients. There are additional risks associated with the transport of biologics and vaccines, including the time constraints under which a tumor must be received and processed and the specialized shipping requirements of the vaccine after it is manufactured. Although we have developed plans to manage these risks, we may encounter disruptions that we are unable to control, which could adversely affect the willingness of U.S. patients to enroll in our clinical studies or otherwise disrupt our clinical development of the AC Vaccine.

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

        Our clinical trials for the AC Vaccine were placed on clinical hold by the FDA in spring 2001. We did not re-file the INDs until fall 2002 to recommence clinical trials. That delay was costly to us in terms of both time and money. During that 16-month period, we were unable to proceed with any patients in our AC Vaccine clinical trials. Similar delays could occur in the future, resulting in significant delays, expense and lost opportunities. Even though the new INDs have been initiated, we still may not be able to obtain the funding to complete the U.S. regulatory approval process or we may fail to obtain FDA approval for our products. We may never be able to commercialize our AC Vaccine products in the U.S.

        We administer the AC Vaccine with Bacillus Calmette-Guerin (BCG), which is an approved product for other cancer indications and is being administered by other companies as a separate vaccine. There are several sources of BCG, each formulation of which differs based upon the original source of the product. If we are unable to continue to obtain the current strain of BCG used in our clinical trials, we may not be permitted by regulatory authorities to use another strain of BCG without conducting additional clinical studies with the new strain of BCG.

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

        Regulatory standards require that we produce our products in compliance with current Good Manufacturing Practices (“cGMP”). These requirements, as dictated by the applicable U.S. and European regulatory authorities, adopt the methods for end product standards and methods of analysis, which in the U.S. guidance is published in the United States Pharmacopoeia (similar guidance for Europe is published in the European Pharmacopoeia). In February 2002, the United States Pharmacopeia issued a new general information chapter entitled “cell and gene therapy products,” which became effective April 2002. This relates to the production and testing of cell and gene therapy products. This is the first known industry general guideline specifically related to the manufacture of cell and gene therapy products. New guidance can be expected as the cell and gene therapy areas of the pharmaceutical industry expand. We will be required to adapt our existing physical facilities, process and procedures to these standards for the production of our products during clinical testing and for future commercialization. The inability to adapt to these evolving standards will delay our ability to produce product for clinical testing and would delay our ability to enter into clinical trials.

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

        We may have to depend on third parties to develop, market and distribute our products. We currently do not have the resources to develop fully, market or distribute M-Vax, O-Vax, L-Vax or any other products that we may develop in the future. Moreover, it is particularly difficult and expensive to develop and distribute the AC Vaccine products, because they are custom made for each individual patient. We may have less control over marketing and distribution activities performed by third parties than if we were performing those functions with our own facilities and employees. This lack of direct control could adversely affect the results of these activities.

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

        We have always been dependent upon our small management team to obtain funding for the research and development of our products, to decide which of our products to promote, to shepherd the products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. In December 2002, we terminated two senior executives, at the recommendation of management, in order to reduce our cash requirements. It is more difficult for us to implement our plans with a significantly reduced management team. In addition, our current financial condition makes it more difficult for us to retain our current executives and key employees.

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

20

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

        The holders of our Series C preferred stock have certain rights that are superior to the rights of holders of our common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if we cease to exist by virtue of a merger in which we are not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of our Series C preferred stock will receive $100 per share in cash or securities (a total of $3,675,000 as of December 31, 2005), before any distributions are made to the holders of our common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of our common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

ITEM 2.   Description of Property

        We lease a pharmaceutical and gene therapy clinical manufacturing facility in Lyon, France. The facility consists of approximately 9,000 square feet of which approximately 7,000 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms and 2,000 square feet for office space. Currently, the monthly rental on the facility is approximately $13,800. The lease is for a 9-year period through 2009 and is extendable for another 9-year period. The lease may be cancelled by us after July 2006.

        We lease a facility in Philadelphia, Pennsylvania, which is used for executive offices and is suitable for our clinical manufacturing activities. The facility consists of approximately 11,900 square feet, of which approximately 9,300 square feet are suitable for manufacturing development, while the remaining 2,600 square feet are used for office space. We have options for additional space. Currently, the monthly rental on the facility is approximately $13,860. The lease is for a 10-year period through November 2007 and is extendable for two five-year periods.

        We believe that each of these properties is adequately covered by insurance.

ITEM 3.   Legal Proceedings

        We are periodically involved in ordinary, routine litigation and administrative proceedings incidental to our business. As of the date of this report, there are no pending or, to our knowledge, threatened material claims against us.

ITEM 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.   Market For Common Equity And Related Stockholder Matters

        Our common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. From 1997 until 2003, our common stock was listed for quotation on the Nasdaq under the symbol “AVXT,” initially on the Nasdaq SmallCap Market and later on the Nasdaq National Market. The stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from Nasdaq in August 2003 due to our failure to maintain Nasdaq’s minimum continuing listing standards. Since that time, the common stock has been traded on the OTC Bulletin Board under the symbol “AVXT.OB.” The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by OTC for the quarters presented. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2004
First quarter	$0.51	$0.14
Second quarter	0.40	0.18
Third quarter	0.27	0.08
Fourth quarter	0.37	0.11

Fiscal year ending December 31, 2005
First quarter	$0.41	$0.28
Second quarter	0.38	0.24
Third quarter	0.48	0.18
Fourth quarter	0.35	0.24

        The last reported sale price for our common stock on the OTC Bulletin Board on March 3, 2006, was $0.22 per share. At March 3, 2006, there were 61,415,018 shares of common stock outstanding, which were held by approximately 5,000 record and beneficial stockholders. The 36,750 shares of Series C preferred stock outstanding at December 31, 2005, are convertible into 1,130,755 shares of common stock, excluding the effect of any fractional shares.

        We have not paid any cash dividends on our common stock since our formation. The payment of dividends, if any, in the future, with respect to the common stock, is, subject to applicable state corporation law on permissible dividends, within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We anticipate that all our earnings and other resources, if any, will be retained for investment in our business.

ITEM 6.   Management’s Discussion and Analysis or Plan of Operation

GENERAL

        Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $72,485,682 as of December 31, 2005. We incurred net losses of $3,703,768 and $3,457,908 for the 12 months ended December 31, 2005 and 2004, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

PLAN OF OPERATION

Background

        In November 1995, we acquired the rights to the AC Vaccine technology pursuant to the TJU license. Assuming we can continue to obtain the necessary funding, we intend to continue to be engaged in the development and commercialization of our AC Vaccine products.

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

        Based upon the changes to the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we decided to place our original INDs for M-Vax and O-Vax on inactive status, given the FDA’s view that the revisions to the manufacturing process, necessary to address the FDA’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that we file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA in 2002, we determined to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer. Our Philadelphia facility was validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding at that time, however, we decided not to initiate the clinical trials and instituted further cost minimization steps that resulted in additional management changes at the end of 2002.

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

        On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. We received gross proceeds of approximately $8,616,000. In connection with the private placement, we also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. In addition, the Company issued warrants to its advisors relating to this fundraising to purchase 2,287,293 shares of common stock at a warrant exercise price of $0.37 per share. These warrants were valued at $435,705 using the Black-Scholes pricing model. Offering related expenses in connection with this fundraising amounted to $1,065,945 of which $630,240 was paid in cash and the balance relates to the warrants issued to the advisors. All warrants issued in this private placement expire on April 5, 2010. We are using the proceeds of this private offering for general working capital purposes, including funding our current plan of operation discussed below.

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

        In the past three years, we have laid the foundation for a significantly more aggressive development plan that we have only recently been able to begin to pursue. The steps that were taken in the last three years to implement this plan include:

•	Continuing development work on the AC Vaccine.

•	Pre-Biological License Application (the “BLA”) filing meetings, preparation and filing of the BLA and more recently, responding to comments received regarding the BLA for use of M-Vax in the treatment of stage 3 and 4 melanoma patients.

•	Two IND filings in France relating to the AC Vaccine for indications other than melanoma.

•	Established and maintained at our Lyon, France facility the designation “Establissment Pharmaceutique” and “Establissment Gene and Cell Therapy” under applicable French regulations.

•	Commenced treatment of melanoma patients in Europe on a compassionate use basis with our AC Vaccine.

•	Hired Dr. David Berd as our full-time Chief Medical Officer to oversee directly the development of the AC Vaccine technology for us.

        With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation:

•	Recommencing our clinical trial in the U.S. for the treatment of melanoma with the AC Vaccine, using DTH as the endpoint, which began enrolling patients in June 2005.

•	Conducting a Phase I-II clinical trial in non-small cell lung cancer in collaboration with the University of Pennsylvania Cancer Center, which began enrolling patients in January 2006.

•	Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

•	Continue to explore the appropriate regulatory approval path for commercialization of the AC Vaccine in one or more European countries.

•	Approach the FDA with clinical data generated from our clinical trials in the U.S., and with the BLA French submission information, to determine the expected clinical programs that we will need to complete to be in a position to submit clinical data for approval of the vaccine in the U.S.

•	Begin planning and implementation of later stage pivotal registration trials in the U.S. for the appropriate indications.

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

        We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With our current compassionate use and clinical activities planned, we anticipate that excess capacity will continue to exist at our Lyon, France facility for the foreseeable future. In 2002, we entered into a contract manufacturing engagement at our Lyon, France facility, which was completed in November 2003. In February 2004, we entered into a second manufacturing alliance that provided approximately $1,500,000 (US) funding per year for 2004 and 2005. As of the end of May 2005, we orally agreed to terminate that manufacturing alliance.

        We will continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional revenue to fund our operations and the costs of the facilities. We believe that we have developed significant expertise in producing certain biological products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain current Good Manufacturing Practices (“cGMP”) at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities may be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own cGMP facilities. We currently utilize our Philadelphia facility for logistical support in our current clinical trials and for storage of samples. We anticipate re-initiating vaccine processing at this facility in the future in support of larger planned studies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Revenue recognized in 2005 was $1,623,701 compared to revenue in 2004 of $1,691,063. The decrease in revenues was due to a lower amount of revenue being recognized in the current year related to contract manufacturing than the prior year, which was partially offset by increases in revenues realized from compassionate use sales of M-Vax.

        During 2005, our manufacturing, research and development expenses increased 17.6% from $3,005,565 to $3,534,948, largely as a result of the launch of the M-Vax and L-Vax clinical studies in the U.S. as well as additional headcount in the U.S. to support the clinical activities. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2004	2005
United States	$813,236	$1,327,911
France	2,192,329	2,207,037

	$3,005,565	$3,534,948

        In the U.S., there was an overall expense increase resulting from the launch of the clinical studies, formation and implementation of two data safety monitoring boards for the melanoma and non-small cell lung cancer studies, the addition of a Chief Medical Officer and a research coordinator and increased travel associated with site visits and monitoring.

        The increase in the costs incurred in France are due to additional costs associated with the initiation of vaccine production activities in support of the U.S. clinical studies and increased depreciation associated with the validation and implementation of new manufacturing equipment.

        Selling, general and administrative expenses decreased approximately 4.5%, from $2,025,934 for the year ended 2004 to $1,933,911 for the year ended 2005. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2004	2005
United States	$1,448,475	$1,357,338
France	577,459	576,573

	$2,025,934	$1,933,911

        In the U.S., the decrease in costs is the result of a decrease in rent expense with the closure of the office in Kansas in 2004 and lower travel costs associated with investor relations activities. The decreases in expenses were partially offset by increases in salary and bonuses paid to senior management.

        Interest income increased from $13,522 earned in 2004 to $141,390 in 2005. The increase is a function of a higher average invested balance of funds during 2005 combined with higher interest rates during 2005.

        We anticipate our spending over the next 12 months for manufacturing, research and development expenses will increase as compared with 2005, as we continue to implement and accelerate the plan of operation described above.

Liquidity and Capital Resources

        We presently anticipate that our current resources should be sufficient to fund operations through the first half of 2006, depending upon how aggressively we implement our development plans discussed above. Our current operating plan includes anticipated expenses relating to (1) continuing our clinical trials for M-Vax in the U.S., (2) planning and implementing our pivotal registration trial for melanoma in the U.S., (3) continuing our clinical trials for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital or initiate additional contract manufacturing relationships on terms favorable to us in the first half of 2006 to continue our operations through the end of 2006. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances, we will have to curtail our development initiatives.

        If our current and planned clinical trials for the AC Vaccine in the U.S. or France do not demonstrate continuing progress toward taking one or more products to market, our ability to raise additional capital to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon the company continuing to move its development products toward ultimate regulatory approval and commercialization. If in the future we are not able to demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital we need to continue our then-current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

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

        Goodwill.   In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, we review goodwill for impairment at least annually and when events or changes in circumstances indicate a reduction in the fair value of the reporting unit to which the goodwill has been assigned. Conditions that necessitate a goodwill impairment assessment include (i) a significant adverse change in legal factors or in the business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, or (v) the presence of other indicators that would indicate a reduction in the fair value of our Genopoeitic subsidiary to which the goodwill has been assigned. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of the impairment test is used to identify potential impairment by comparing the fair value of the entity to which the goodwill has been assigned to its carrying amount, including the goodwill. Such a valuation requires significant estimates and assumptions, including estimating future cash inflows from contracts and other sources, and developing appropriate discount rates and probability rates. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment test is performed in order to measure the impairment loss.

        Our goodwill had a carrying value of $188,387 at December 31, 2005, and resulted from our acquisition of Genopoeitic in August 2000. We performed our annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. We considered internal risk-adjusted cash flow projections, which utilize several key assumptions, including estimated timing of cash inflows into Genopoeitic.

        Impairment of Long-Lived Assets.   Long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value. Following our long-lived asset impairment review for the fiscal year ended December 31, 2005, we have determined that no impairment of long-lived assets existed.

        Research and Development Costs.   Research and development costs, including payments related to research and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate. Research and development costs include all costs incurred related to the research and development, including manufacturing costs incurred, related to our research programs. We are required to produce our products in compliance with current Good Manufacturing Practices (“cGMP”), which requires a minimum level of staffing, personnel and facilities testing and maintenance. Based upon our current staffing level required to be in compliance with cGMP, we have excess capacity. Utilizing this excess capacity, revenue is generated in the form of contract manufacturing engagements. Accordingly, costs associated with the contract manufacturing revenues are not broken out from our research and development costs, as these costs would not differ even if the contracts were not in place.

Impact of Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Financial Accounting Standards No. 123 (“SFAS 123R”), which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in Note 1 of Notes to Consolidated Financial Statements included under Item 8 of this report. The adoption of SFAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

ITEM 7.   Financial Statements

        Our consolidated financial statements appear following the signature page to this report. See Financial Statements.

        The accompanying Financial Statements have been prepared assuming that we will continue as a going concern. The report of independent registered public accounting firm included with the Financial Statements is an unqualified opinion with an explanatory paragraph about conditions raising substantial doubt about our ability to continue as a going concern.

ITEM 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 8A.   Controls and Procedures

        Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), have concluded that our disclosure controls and procedures are adequate and effective for purposes of Rule 13a–15 in timely alerting him to material information relating to us required to be included in our filings with the SEC under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B.   Other Information

   None.

PART III

ITEM 9.   Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

        Our executive officers and directors, as well as certain information about them, are as follows:

Name	Age	Position with the Company

John K. A. Prendergast, Ph.D.	51	Chairman of the Board and Director

Richard P. Rainey	39	President and Corporate Secretary

David Berd, MD	60	Chief Medical Officer

Andrés Crespo	50	General Manager, Genopoeitic

Edson D. de Castro	67	Director

Andrew W. Dahl, Sc.D.	62	Director

Carl Spana, Ph.D.	42	Director

        John K. A. Prendergast, Ph.D., has been a director of the Company since July 1996. Dr. Prendergast has served as President and principal of Summercloud Bay, Inc., a biotechnology-consulting firm, since 1993. He is a co-founder or member of the Board of Directors of Avigen, Inc. and Palatin Technologies, Inc. From October 1991 through December 1996, Dr. Prendergast was a Managing Director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University. In November 2003, Dr. Prendergast was named Chairman of the Board of the Company.

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

        Edson D. de Castro has been a director of the Company since October 1993. Since 1990, Mr. de Castro has been consulting for companies and participating as a member of certain Boards of Directors. Mr. de Castro was one of five co-founders of Data General Corporation in 1968 for which, from 1968 to 1989, he served as its President and Chief Executive Officer, and from 1989 to 1990, he served as its Chairman of the Board of Directors. From 1995 to 1997, Mr. de Castro was the Chief Executive Officer and Chairman of the Board of Directors of Xenometrix, Inc. Mr. de Castro was a founder and Executive Committee Member of the Massachusetts High Tech Council. Mr. de Castro is a Trustee of Boston University. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell in 1960.

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

Audit Committee, Financial Expert and Code of Ethics

        Our Audit Committee is consists of Mr. Dahl, Mr. de Castro and Mr. Spana. Our Board of Directors has determined that Mr. de Castro and Dr. Spana qualify as “audit committee financial experts,” as defined by the rules of the Securities and Exchange Commission. Mr. de Castro and Dr. Spana are independent within the meaning of Nasdaq Rules 4200(a)(15) and 4350(d), which are the independence tests utilized by the Board even though our common stock is no longer listed on Nasdaq.

        We adopted a Code of Ethics at a meeting of the Board of Directors held on June 14, 2005, which applies to our principal executive officer and principal financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The Reporting Persons are required by regulations of the SEC to furnish us with copies of all such filings. Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. Based on its review of the copies of filings received by it with respect to the fiscal year ended December 31, 2005, and representations from certain Reporting Persons, we believe that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2005, other than Form 4‘s for the option grants to Mr. Rainey and Dr. Pendergast on June 7, 2005, which were not filed in 2005 due to an administrative oversight. The Form 4‘s for those option grants were filed in 2006.

ITEM 10.   Executive Compensation

Executive Compensation

        The following Summary Compensation Table sets forth the compensation earned by the persons serving as our chairman of the board, chief executive officer and the other named key employees (who were the only other employees who made in excess of $100,000 in 2005) (the “Named Officers”) for the last three fiscal years. We have no long-term incentive plans.

        Our Chairman of the Board, Dr. John Prendergast, is not an employee of the Company. He has served as an independent director of the Company since 1996. Due to our dramatic reduction in the executive staff, since 2002, Dr. Prendergast, at the request of the Board of Directors, has assisted management in certain strategic initiatives and related matters. The Board of Directors continues to view Dr. Prendergast as an independent director, but his compensation has significantly exceeded the customary fees for outside directors due to the services provided by Dr. Prendergast at the request of the Board. All extraordinary consulting fees paid to Dr. Prendergast have been approved by the other members of the Board, all of whom are independent within the meaning of Nasdaq Rule 4200(a)(15), which is the independence test utilized by the Board even though our common stock is no longer listed on Nasdaq. Effective December 1, 2003, the Board approved monthly compensation to Dr. Prendergast of $10,500, plus reimbursement of out-of-pocket expenses for consulting services provided by Dr. Prendergast to us, which will consist of not less than five days of service per calendar month.

        Andrés Crespo did not serve as an officer of the Company in 2004 or 2005. Mr. Crespo is included in the following tables because he was a key employee of the Company.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Shares of Common Stock Underlying Options/SARs (#)	All Other Compensation ($)
John K.A. Prendergast, Ph.D.	2005	$0	$50,000	275,000	$126,000
– Chairman of the Board (1)	2004	$0	$0	190,000	$126,000
	2003	$0	$0	-0-	$120,625

Richard P. Rainey, C.P.A.	2005	$238,750	$75,000	500,000	-0-
– President and Corporate Secretary (2)	2004	$195,000	$0	250,000	-0-
	2003	$182,521	$150,000	-0-	-0-

Andrés Crespo	2005	$186,697	$50,000	200,000	-0-
– General Manager, Genopoeitic	2004	$178,758	$0	175,000	-0-
	2003	$162,621	$0	-0-	-0-

Dr. David Berd	2005	$203,333	$30,000	250,000	-0-
– Chief Medical Officer (4)	2004	$30,000	$0	200,000	-0-
_________________
(1)

The other compensation shown for Dr. Prendergast consisted of $4,000 in customary directors’ fees paid in 2003 and $116,625, $126,000 and $126,000 of additional compensation paid for the additional services rendered by Dr. Prendergast as a non-employee director of the Company for the years 2003, 2004 and 2005, respectively.

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

(3)	Compensation is paid in Euro’s, and is shown in US$ at the rate of 1.1316, 1.2439 and 1.2447 U.S.$ to one European Euro for 2003, 2004 and 2005 respectively.
(4)	Dr. Berd’s employment commenced November 1, 2004 and his agreement provides for a minimum annual base salary of $180,000.

Option/SAR Grants in the Last Fiscal Year

Name and Principal Position	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
John K.A. Prendergast, Ph.D. – Chairman of the Board	275,000	17%	$ 0.30	6/7/12

Richard P. Rainey, C.P.A. – President and Corporate Secretary	500,000	30%	$ 0.30	6/7/12

Andres Crespo – General Manager, Genopoeitic	200,000	12%	$ 0.30	6/7/12

Dr. David Berd – Chief Medical Officer (4)	250,000	15%	$ 0.30	6/7/12

        During 2005, 1,648,250 options were granted to our employees and directors. We have not granted any stock appreciation rights. All options vest quarterly over a four-year period of continuing service as an employee or director, as applicable.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Number of Securities Underlying Unexercised Options at Fiscal Year Ending December 31, 2005		Value of Unexercised In-The-Money Options at Fiscal Year Ending December 31, 2005 (1)
		Exercisable	Unexercisable	Exercisable	Unexercisable
John K.A. Prendergast, Ph.D.	-0-	199,351	363,750	$7,459	$14,491
Richard P. Rainey, C.P.A.	-0-	375,625	609,375	$9,766	$21,484
Andrés Crespo	-0-	101,563	273,438	$6,125	$7,875
David Berd	-0-	93,750	356,250	$6,250	$13,750
_________________
(1)

Value is based on the difference between the option exercise price and $0.25, the market value of the common stock on December 31, 2005 (based upon the average closing bid and asked prices on the OTC Bulletin Board), multiplied by the number of shares of common stock issuable upon exercise of the options.

Compensation of Directors

        Effective November 2, 2001 until December 31, 2005, we paid our non-employee directors a fee of $4,000 per meeting for Board meetings attended in person, $1,000 per meeting for committee meetings attended in person and $500 per meeting for telephonic Board and committee meetings. In 2005, we had 3 in-person Board meetings, 4 in-person committee meetings, and 6 telephonic Board or committee meetings.

        Effective January 1, 2006, the Compensation Committee of the Board of Directors approved the following compensation for non-employee directors, which compensation will not be paid to Dr. Prendergast for so long as he is separately compensated for the additional services he is providing to the Company as our Chairman of the Board:

Non-Employee Director Compensation
Effective January 1, 2006

Stock Option Grants
Initial Grant—New Board Member	50,000*
Annual Grants	30,000*
*To vest one year from the date of grant

Cash Compensation

In-Person Board Meeting	$5,000
Telephonic Board Meeting	$750 per hour up to a maximum of $2,000
In-Person Committee Meeting	$1,000
Telephonic Committee Meeting	$750
Audit Committee Chairman	$6,000 per year
Compensation Committee Chairman	$3,000 per year

        See “Executive Compensation” above for a description of certain compensation paid to Dr. Prendergast in 2003, 2004 and 2005 and stock options awarded to Dr. Prendergast for additional services provided by Dr. Prendergast to us, at the request of our Board of Directors.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 15, 2006, certain information regarding the beneficial ownership of the common stock (i) by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) by each of our Named Officers (as defined herein) and directors and (iii) by all our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Stock	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Named Executive Officers and Directors (2)
Richard P. Rainey, C.P.A. (3)	Common Stock	1,161,729	1.84%
Edson D. de Castro (4)	Common Stock	68,101	*
Andrew W. Dahl, Sc.D. (5)	Common Stock	72,222	*
John K.A. Prendergast, Ph.D. (6)	Common Stock	653,399	1.04%
Carl Spana, Ph.D. (7)	Common Stock	201,768	*
David Berd, MD	Common Stock	322,871	*
Andrés Crespo (8)	Common Stock	101,563	*

All executive officers and directors as a group (5 persons) (9)	Common Stock	2,483,782	3.92

5% Shareholders
Rock Castle Ventures, L.P.	Common Stock	5,452,630	8.36
Park Place Columbia LTD	Common Stock	5,405,616	8.37
Aqua RIMCO LTD	Common Stock	9,558,937	14.76
Firebird Global Master Fund, LTD	Common Stock	3,466,667	5.47
Yoshinoro SHIRONO	Common Stock	9,558,823	14.76
CS Equity Fund Management Company	Common Stock	7,821,666	12.15
_________________ *Represents less than 1%.
(1)

The percentage of common stock beneficially owned is determined by adding the number of shares of common stock outstanding 61,415,018 as of December 31, 2005 to the number of shares issuable upon conversion of the Series C Preferred Stock 1,130,755 as of December 31, 2005 plus, for each beneficial owner or group, any shares of common stock that owner or group has the right to acquire within 60 days of December 31, 2005, pursuant to options or warrants.

(2)	The address of the named individuals is c/o AVAX Technologies, Inc., 2000 Hamilton Street, Suite 204, Philadelphia, Pennsylvania 19130.
(3)

Includes 375,625 shares of common stock that Mr. Rainey may acquire within 60 days upon exercise of options held by Mr. Rainey and also includes 393,504 shares and 384,600 warrants owned by a partnership in which Mr. Rainey holds a 50% interest.

(4)	Represents shares of common stock that Mr. de Castro may acquire within 60 days upon the exercise of options held by Mr. De Castro.
(5)	Represents shares of common stock that Dr. Dahl may acquire within 60 days upon the exercise of options held by Dr. Dahl.
(6)

Includes 199,351 shares of common stock that Dr. Prendergast may acquire within 60 days upon exercise of options held by Dr. Prendergast and also includes 261,748 shares and 192,300 warrants owned by Dr. Prendergast.

(7)	Includes 136,851 shares of common stock that Dr. Spana may acquire within 60 days upon the exercise of options held by Dr. Spana.
(8)	Represents shares of common stock that Dr. Crespo may acquire within 60 days of the exercise of options held by each individual.
(9)	Consists only of directors and Richard P. Rainey, the sole executive officer of the Company as of the date of this report.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2005 (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,897,721	$ 0.95	1,706,750

Equity compensation plans not approved by security holders	4,379,196	$ 0.37	—

Total

        The warrants and options issued without stockholder approval include (1) warrants to purchase 288,450 shares of common stock at an exercise price of $0.143 per share issued to a broker in connection with the Company’s 2003 bridge financing, which expire on December 1, 2008; (2) warrants to purchase 566,667 shares of common stock at an exercise price of $0.33 per share issued to a broker in connection with the Company’s 2004 private placement of securities, which expire on May 10, 2009; (3) warrants to purchase 2,287,293 shares of common stock at an exercise price of $0.33 per share issued to two brokers in connection with the Company’s 2005 private placement of securities, which expire on May 10, 2009; and (4) warrants to purchase 300,000 shares of common stock at an exercise price of $0.14 per share issued to two individuals for certain financial advisory services, which expire on December 16, 2009.

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

        The warrants and options issued without stockholder approval also includes 500,000 options issued to Richard Rainey, Company President, and 275,000 options issued to John Prendergast, Chairman of the Company, which both have an exercise price of $0.30 and expire on June 7, 2012. See Note 4 of the Notes to Financial Statements for information concerning the material terms of equity compensation plans pursuant to which the foregoing options and warrants have been issued. Equity compensation plans approved by securityholders consist of the 1992 Stock Option Plan, the 2001 Stock Option Plan and the 2000 Director Stock Option Plan.

ITEM 12.   Certain Relationships and Related Transactions

        On December 4, 2003, we completed a bridge financing in the aggregate principal amount of $950,000 in a private offering with various institutional and individual investors in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. We issued $950,000 aggregate principal amount of our 5% Convertible Notes due May 17, 2004, and warrants to purchase an aggregate of 7,115,300 shares of common stock at an exercise price of $0.143 per share. The notes automatically converted on May 21, 2004, in connection with our $3,050,000 private placement of our common stock, into 7.692 shares of our common stock for each $1.00 of unpaid principal and interest on the Notes on the conversion date (a ratio of $0.13 per share).

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

ITEM 13.   Exhibits

(a)   Exhibits

        Exhibits are listed on the Exhibit Index appearing immediately after the signature page for this report.

ITEM 14.   Principal Accountant Fees and Services.

        The following table sets forth the aggregate fees billed to the Company for fiscal years ended December 31, 2004 and 2005, by the Company’s principal accounting firms:

	2004	2005
Audit fees (1)	$111,550	$58,042
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$111,550	$58,042

_________________
(1)

Includes services rendered for the audit of the Company's annual financial statements, review of financial statements included in quarterly reports on Form 10-QSB and review of registration statements filed by the Company.

        The audit fees for 2004 were paid solely to the Company’s principal accounting firm, Ernst & Young LLP. For the year 2005, the Company paid $53,092 to Briggs, Bunting & Dougherty, LLP and $4,950 to Ernst & Young LLP, in audit fees, as the Company’s principal accounting firms.

        The Audit Committee has adopted a policy (the “Pre-Approval Policy”) under which audit and non-audit services to be rendered by our independent public accountants are pre-approved by the Audit Committee. Pursuant to the Pre-Approval Policy, the Audit Committee pre-approves audit and non-audit services to be provided by the independent auditors, at specified dollar levels, which dollar levels are reviewed by the Audit Committee periodically, and no less often than annually. Additionally, the Audit Committee may provide explicit prior approval of specific engagements not within the scope of a previous pre-approval resolution. The services performed by our independent auditor in 2005 were all audit-related and pre-approved by the Audit Committee. The Pre-Approval Policy also specifies certain services that may not be provided by our independent auditors in any circumstance, which is consistent with SEC rules and regulations. The Pre-Approval Policy also includes an exception from the pre-approval requirement for certain de minimus non-audit engagements that are not otherwise prohibited by the Policy. Engagements in reliance upon that de minimus exception must be promptly brought to the attention of Audit Committee and approved by the Audit Committee or one or more designated representatives. Briggs, Bunting & Dougherty, LLP provided no services in 2005 in reliance upon this de minimus exception.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.

Date: March 31, 2006	/s/ Richard P. Rainey
Richard P. Rainey President

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Richard P. Rainey	Richard P. Rainey President (Principal Executive, Financial and Accounting Officer)	March 31, 2006

/s/ Edson D. de Castro	Edson D. de Castro Director	March 31, 2006

/s/ John K.A. Prendergast, Ph.D.	John K.A. Prendergast, Ph.D. Director	March 31, 2006

/s/ Carl Spana, Ph.D.	Carl Spana, Ph.D. Director	March 31, 2006

/s/ Andrew W. Dahl, Sc.D.	Andrew W. Dahl, Sc.D. Director	March 31, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).(1)

3.2	Certificate of Amendment of Certificate of Incorporation Dated May 10, 2004.(2)

3.3	By-Laws.(3)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen of common stock certificate.(3)

4.3	Investors’ Rights Agreement Dated November 20, 1995, by and between the Company and certain investors.(3)

4.4	Form of Placement Warrant Relating to Offering of Series B Placement Warrants.(4)

4.5	Certificate of Designation of Series C Convertible Preferred Stock.(5)

4.6	Series C Convertible Preferred Stock Warrant Purchase Agreement.(5)

4.7	Form of Class A and Class B common stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.(5)

10.1	Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(6)

10.2	License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(6)

10.3	Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.(5)

10.4	2001 Stock Option Plan.(1)

10.5	2000 Directors’ Stock Option Plan.(7)

10.6	Form of Stock Option Agreement – 2001 Plan. *

10.7	Form of Stock Option Agreement – Non-Plan Options. *

10.8	Note Purchase Agreement dated as of November 17, 2003.(8)

10.9	Form of Convertible Note in connection with the December 2003 bridge financing.(8)

10.10	Form of Warrant in connection with the December 2003 bridge financing.(8)

10.11	Society in Participation Agreement between Genopoetic and Opisodia dated January 29, 2004.(9)

10.12	Securities Purchase Agreement dated as of May 17, 2004.(10)

10.13	Form of Series 2004A Warrant to purchase common stock.(10)

10.14	Form of Series 2004B Warrant to purchase common stock.(10)

10.15	Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey dated as of April 1, 2004.(11)

Exhibit No.	Description

10.16	Employment Letter between AVAX Technologies, Inc. and Dr. David Berd dated as of November 1, 2004.(11)

10.17	Securities Purchase Agreement dated as of April 5, 2005.(12)

10.18	Form of Series 2005A Warrant to purchase common stock.(12)

10.19	Form of Series 2005B Warrant to purchase common stock.(12)

14	Code of Ethics. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Briggs, Bunting & Dougherty LLP, Independent Registered Public Accounting Firm. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. *
_________________
*	Filed herewith.
(1)	Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-KSB for year ended December 31, 2001.
(2)	Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the first quarter of the year ended December 31, 2004.
(3)	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-09349) filed on August 1, 1996.
(4)	Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 6 to the Registration Statement on Form S-3 filed on August 17, 1998.
(5)	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998.
(6)	Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the Registration Statement on Form S-3 filed on July 3, 1997.
(7)	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.
(8)	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on December 9, 2003.
(9)	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-118334) filed on August 18, 2004.
(10)	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2004.
(11)	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on March 18, 2005.
(12)	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on April 7, 2005.

Consolidated Financial Statements

AVAX Technologies, Inc.
(a development stage company)

Years ended December 31, 2005 and 2004
and the period from January 12, 1990
(Incorporation) to December 31, 2005
With Report of Independent Registered Public Accounting Firm

AVAX Technologies, Inc.
(a development stage company)

Consolidated Financial Statements

Years ended December 31, 2005 and 2004 and
for the period from January 12, 1990 (Incorporation) to December 31, 2005

Contents

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 2005	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005 and 2004 and for the period from January 12, 1990 (incorporation) to December 31, 2005	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004 and for the period from January 12, 1990 (incorporation) to December 31, 2005	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period from January 12, 1990 (incorporation) to December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AVAX Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period then ended and for the period from January 12, 1990 (incorporation) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended and for the period from January 12, 1990 (incorporation) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and may not have adequate capital to fund its operations through 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Briggs, Bunting & Dougherty LLP

Philadelphia, PA
March 22, 2006

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheet

December 31, 2005
Assets
Current assets:
Cash	$5,573,150
Accounts receivable	77,574
Inventory	12,715
VAT receivable	81,505
Prepaid expenses and other current assets	243,532

Total current assets	5,988,476
Property, plant and equipment, at cost	3,790,137
Less accumulated depreciation	2,700,046

Net property, plant and equipment	1,090,091
Research and development tax credit receivable	81,087
Goodwill	188,387

Total assets	$7,348,041

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,283,163
Accrued and withheld payroll taxes and liabilities	120,852
Deferred revenue	91,884
ANVAR advances	324,927

Total current liabilities	1,820,826
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C – 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 (liquidation preference – $3,675,000)	367
Common stock, $.004 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 61,414,998	245,660
Additional paid-in capital	77,311,610
Subscription receivable	(422)
Accumulated other comprehensive income	455,682
Deficit accumulated during the development stage	(72,485,682)

Total stockholders’ equity	5,527,215

Total liabilities and stockholders’ equity	$7,348,041

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,		Period from January 12, 1990 (Incorporation) to December 31, 2005
	2005	2004
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	1,623,701	1,691,063	5,670,048

Total revenue	1,623,701	1,691,063	7,621,048
Costs and expenses:
Research and development	3,534,948	3,005,565	43,407,500
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	1,933,911	2,025,934	33,255,901

Total operating loss	(3,845,158)	(3,340,436)	(77,595,140)
Other income (expense):
Interest income	141,390	13,522	5,782,177
Interest expense	—	(130,994)	(812,067)
Other, net	—	—	143,193

Total other income (expense), net	141,390	(117,472)	5,113,303

Loss before income taxes	(3,703,768)	(3,457,908)	(72,481,837)
Income taxes	—	—	—

Loss from continuing operations	(3,703,768)	(3,457,908)	(72,481,837)
Loss from discontinued operations	—	—	(3,845)

Net loss	(3,703,768)	(3,457,908)	(72,485,682)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(3,703,768)	$(3,457,908)	$(74,355,715)

Loss per common share – basic and diluted
Loss from continuing operations	$(0.07)	$(0.12)
Loss from discontinued operations	—	—

Net loss	$(0.07)	$(0.12)

Weighted-average number of common shares outstanding	54,818,763	29,409,357

Net loss	$(3,703,768)	$(3,457,908)
Foreign currency translation adjustment	28,864	20,739

Comprehensive loss	$(3,674,904)	$(3,437,169)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock for services in January 1990	—	$—	—	$—	—	$—	582,500	$2,330
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1990	—	—	—	—	—	—	582,500	2,330
Issuance of common stock for services in August 1991	—	—	—	—	—	—	230,000	920
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1991	—	—	—	—	—	—	812,500	3,250
Conversion of note payable to related party to common stock in June 1992	—	—	—	—	—	—	22,913	92
Issuance of common stock for services in May and June 1992	—	—	—	—	—	—	264,185	1,056
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	1,287,500	12,875	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1992	1,287,500	12,875	—	—	—	—	1,099,598	4,398
Issuance of common stock for services in July and November 1993	—	—	—	—	—	—	8,717	35
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1993	1,287,500	12,875	—	—	—	—	1,108,315	4,433
Issuance of common stock for services in July 1994	—	—	—	—	—	—	3,750	15
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1994	1,287,500	12,875	—	—	—	—	1,112,065	4,448
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(307,948)	(1,232)
Shares issued in September and November 1995	—	—	—	—	—	—	1,777,218	7,109
Amount payable for liquidation preference	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance at December 31, 1995	1,287,500	12,875	—	—	—	—	2,581,335	10,325
Repurchase of common stock in March 1996	—	—	—	—	—	—	(77,901)	(312)
Payment of subscription receivable	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock in June 1996	(1,287,500)	(12,875)	—	—	—	—	321,875	1,288

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of common stock for services in January 1990	$920	$—	$—	$—	$—	$—	$3,250
Net loss	—	—	—	—	—	(889)	(889)

Balance at December 31, 1990	920	—	—	—	—	(889)	2,361
Issuance of common stock for services in August 1991	5,830	—	—	—	—	—	6,750
Net loss	—	—	—	—	—	(97,804)	(97,804)

Balance at December 31, 1991	6,750	—	—	—	—	(98,693)	(88,693)
Conversion of note payable to related party to common stock in June 1992	160,465	—	—	—	—	—	160,557
Issuance of common stock for services in May and June 1992	6,444	—	—	—	—	—	7,500
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	2,258,837	—	—	—	—	—	2,271,712
Net loss	—	—	—	—	—	(607,683)	(607,683)

Balance at December 31, 1992	2,432,496	—	—	—	—	(706,376)	1,743,393
Issuance of common stock for services in July and November 1993	24,965	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	(1,610,154)	(1,610,154)

Balance at December 31, 1993	2,457,461	—	—	—	—	(2,316,530)	158,239
Issuance of common stock for services in July 1994	4,485	—	—	—	—	—	4,500
Net loss	—	—	—	—	—	(781,221)	(781,221)

Balance at December 31, 1994	2,461,946	—	—	—	—	(3,097,751)	(618,482)
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(1,232)
Shares issued in September and November 1995	—	(7,109)	—	—	—	—	—
Amount payable for liquidation preference	(738,289)	—	—	—	—	—	(738,289)
Net income	—	—	—	—	—	1,380,571	1,380,571

Balance at December 31, 1995	1,723,657	(7,109)	—	—	—	(1,717,180)	22,568
Repurchase of common stock in March 1996	—	312	—	—	—	—	—
Payment of subscription receivable	—	2,771	—	—	—	—	2,771
Conversion of Series A preferred stock in June 1996	11,587	—	—	—	—	—	—

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	—	—	258,198	2,582	—	—	129,099	516
Issuance of common stock and Series B preferred stock for services in June 1996	—	—	1,000	10	—	—	500	2
Exercise of warrants in June and July 1996	—	—	—	—	—	—	156,250	626
Amount payable for liquidation preference	—	—	—	—	—	—	—	—
Compensation related to stock options granted in May and September 1996	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1996	—	—	259,198	2,592	—	—	3,111,158	12,445
Payment of subscription receivable	—	—	—	—	—	—	—	—
Write-off of subscription receivable	—	—	—	—	—	—	—	—
Exercise of warrants in April and June 1997	—	—	—	—	—	—	49,770	199
Conversion of preferred to common stock	—	—	(55,039)	(551)	—	—	1,421,403	5,685
Repurchase of fractional shares	—	—	—	—	—	—	(26)	—
Realization of loss on marketable securities	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1997	—	—	204,159	$2,041	—	—	4,582,305	18,329
Conversion of preferred to common stock	—	—	(91,470)	(914)	—	—	2,386,174	9,544
Payment of subscription receivable	—	—	—	—	—	—	—	—
Issue shares based upon reset provisions	—	—	—	—	—	—	3,029,339	12,117
Issue compensatory shares to officer	—	—	—	—	—	—	9,301	38
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1998	—	—	112,689	1,127	—	—	10,007,119	40,028
Conversion of preferred to common stock	—	—	(38,805)	(388)	—	—	1,012,286	4,049
Issue shares based upon reset provisions	—	—	—	—	—	—	20,885	84
Issuance of Series C preferred stock in a private placement in March 1999	—	—	—	—	101,300	1,013	—	—
Exercise of Warrants pursuant to cashless exercise provisions	—	—	—	—	—	—	37,500	150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	—	—	—	—	—	—	—	—

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	22,217,397	—	—	—	—	—	22,220,495
Issuance of common stock and Series B preferred stock for services in June 1996	99,988	—	—	—	—	—	100,000
Exercise of warrants in June and July 1996	5,624	—	—	—	—	—	6,250
Amount payable for liquidation preference	(1,131,744)	—	—	—	—	—	(1,131,744)
Compensation related to stock options granted in May and September 1996	1,076,373	—	(1,076,373)	—	—	—	—
Amortization of deferred compensation	—	—	112,949	—	—	—	112,949
Unrealized loss on marketable securities	—	—	—	(2,037)	—	—	(2,037)
Net loss	—	—	—	—	—	(1,536,842)	(1,536,842)

Balance at December 31, 1996	24,002,882	(4,026)	(963,424)	(2,037)	—	(3,254,022)	19,794,410
Payment of subscription receivable	—	1,761	—	—	—	—	1,761
Write-off of subscription receivable	(1,833)	1,833	—	—	—	—	—
Exercise of warrants in April and June 1997	(199)	—	—	—	—	—	—
Conversion of preferred to common stock	(5,134)	—	—	—	—	—	—
Repurchase of fractional shares	(76)	—	—	—	—	—	(76)
Realization of loss on marketable securities	—	—	—	2,037	—	—	2,037
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(4,266,125)	(4,266,125)

Balance at December 31, 1997	23,995,640	(432)	(694,324)	—	—	(7,520,147)	15,801,107
Conversion of preferred to common stock	(8,630)	—	—	—	—	—	—
Payment of subscription receivable	—	10	—	—	—	—	10
Issue shares based upon reset provisions	(12,117)	—	—	—	—	—	—
Issue compensatory shares to officer	24,962	—	—	—	—	—	25,000
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(5,838,130)	(5,838,130)

Balance at December 31, 1998	23,999,855	(422)	(425,224)	—	—	(13,358,277)	10,257,087
Conversion of preferred to common stock	(3,661)	—	—	—	—	—	—
Issue shares based upon reset provisions	(84)	—	—	—	—	—	—
Issuance of Series C preferred stock in a private placement in March 1999	9,283,726	—	—	—	—	—	9,284,739
Exercise of Warrants pursuant to cashless exercise provisions	27,000	—	—	—	—	—	27,150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	2,099,200	—	—	—	—	—	2,099,200

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1999	—	—	73,884	739	101,300	1,013	11,077,790	44,311
Conversion of preferred to common stock	—	—	(73,884)	(739)	(14,550)	(146)	2,375,083	9,500
Private placement of common stock, March 2000	—	—	—	—	—	—	2,259,494	9,039
Capital contribution by shareholder	—	—	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—	29,254	117
Shares issued pursuant to acquisition of Subsidiary	—	—	—	—	—	—	800,000	3,200
Elimination of contributed capital related to joint venture no longer consolidated	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2000	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2001	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2002	—	—	—	—	86,750	867	16,541,621	66,167
Conversion of preferred to common stock	—	—	—	—	(50,000)	(500)	1,538,450	6,153
Common stock warrants issued in conjunction with convertible notes payable	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	—	—	36,750	367	18,080,071	72,320
Exercise of warrants	—	—	—	—	—	—	338,400	1,354
Conversion of bridge notes to common stock	—	—	—	—	—	—	7,486,430	29,945
Private placement of common stock	—	—	—	—	—	—	10,166,667	40,667
Issuance of warrants	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—	36,750	$367	36,071,568	$144,286
Private placement of common stock	—	—	—	—	—	—	25,343,430	101,374
Issuance of warrants	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2005	—	$—	—	$—	36,750	$367	61,414,998	$245,660

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(7,867,563)	(7,867,563)

Balance at December 31, 1999	35,406,036	(422)	(156,124)	—	—	(21,225,840)	14,069,713
Conversion of preferred to common stock	(8,615)	—	—	—	—	—	—
Private placement of common stock, March 2000	24,186,656	—	—	—	—	—	24,195,695
Capital contribution by shareholder	93,637	—	—	—	—	—	93,637
Exercise of options and warrants	271,273	—	—	—	—	—	271,390
Shares issued pursuant to acquisition of Subsidiary	7,596,800	—	—	—	—	—	7,600,000
Elimination of contributed capital related to joint venture no longer consolidated	(2,099,200)	—	—	—	—	—	(2,099,200)
Amortization of deferred compensation	—	—	156,124	—	—	—	156,124
Foreign currency translation adjustment	—	—	—	—	80,009	—	80,009
Net loss	—	—	—	—	—	(16,276,749)	(16,276,749)

Balance at December 31, 2000	65,446,587	(422)	—	—	80,009	(37,502,589)	28,090,619
Foreign currency translation adjustment	—	—	—	—	(38,894)	—	(38,894)
Net loss	—	—	—	—	—	(15,109,753)	(15,109,753)

Balance at December 31, 2001	65,446,587	(422)	—	—	41,115	(52,612,342)	12,941,972
Foreign currency translation adjustment	—	—	—	—	354,789	—	354,789
Net loss	—	—	—	—	—	(9,425,564)	(9,425,564)

Balance at December 31, 2002	65,446,587	(422)	—	—	395,904	(62,037,906)	3,871,197
Conversion of preferred to common stock	(5,653)	—	—	—	—	—	—
Common stock warrants issued in conjunction with convertible notes payable	142,500	—	—	—	—	—	142,500
Foreign currency translation adjustment	—	—	—	—	10,175	—	10,175
Net loss	—	—	—	—	—	(3,286,100)	(3,286,100)

Balance at December 31, 2003	65,583,434	(422)	—	—	406,079	(65,324,006)	737,772
Exercise of warrants	47,037	—	—	—	—	—	48,391
Conversion of bridge notes to common stock	943,330	—	—	—	—	—	973,275
Private placement of common stock	2,737,190	—	—	—	—	—	2,777,857
Issuance of warrants	115,466	—	—	—	—	—	115,466
Foreign currency translation adjustment	—	—	—	—	20,739	—	20,739
Net loss	—	—	—	—	—	(3,457,908)	(3,457,908)

Balance at December 31, 2004	$69,426,457	$(422)	$—	$—	$426,818	$(68,781,914)	$1,215,592
Private placement of common stock	7,449,448	—	—	—	—	—	7,550,822
Issuance of warrants	435,705	—	—	—	—	—	435,705
Foreign currency translation adjustment	—	—	—	—	28,864	—	28,864
Net loss	—	—	—	—	—	(3,703,768)	(3,703,768)
Balance at December 31, 2005	$77,311,610	$(422)	$—	$—	$455,682	$(72,485,682)	$5,527,215

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows

	Year ended December 31		Period from January 12, 1990 (Incorporation) to December 31,
	2005	2004	2005

Operating activities
Net loss	$(3,703,768)	$(3,457,908)	$(72,485,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315,039	395,118	4,493,288
Amortization of discount on convertible notes payable	—	112,645	142,500
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(16,306)	(14,930)	35,783
Inventory	(1,090)	36,257	27,381
Prepaid expenses and other current assets	45,259	(101,032)	(107,698)
Research and development tax credit receivable	146,582	123,828	239,401
Accounts payable and accrued liabilities	(377,463)	111,246	328,660
Deferred revenue	(118,665)	216,677	98,012
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	$(3,710,412)	$(2,578,099)	$(61,839,821)

Investing activities
Purchases of marketable securities	—	(945,613)	(351,973,210)
Proceeds from sale of marketable securities	—	1,208,357	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(292,004)	(219,156)	(3,562,356)
Proceeds from sale of furniture and equipment	—	—	51,119
Cash acquired in acquisition of control of joint venture	—	—	991,634
Organization costs incurred	—	—	(622,755)

Net cash provided by (used in) investing activities	$(292,004)	$43,588	$(3,142,358)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)

	Year ended December 31		Period from January 12, 1990 (Incorporation) to December 31,
	2005	2004	2005

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	48,391	76,892
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	7,986,527	2,893,323	68,852,491

Net cash provided by financing activities	7,986,527	2,941,714	70,130,342
Effect of exchange rate changes on cash	28,278	27,598	424,987

Net increase in cash	4,012,389	434,801	5,573,150
Cash at beginning of period	1,560,761	1,125,960	—

Cash at end of period	$5,573,150	$1,560,761	$5,573,150

Supplemental disclosure of cash flow information
Interest Paid	$—	$—	$—

Non-cash activity:
Issuance of restricted stock compensation	$—	$—	$25,000

Common stock warrants issued with convertible notes	$—	$—	$142,500

Conversion of bridge loan into common stock	$—	$950,000	$950,000

Payment of interest with common stock	$—	$23,275	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

In August 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic) each a French societe anonyme based in Paris, France with principal its operating facility in Lyon, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s December 31, 2005 consolidated balance sheet includes approximately $17,297 in net assets related to these subsidiaries.

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

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2005, the Company incurred a net loss of $3,703,708 and a use of cash in operating activities of $3,710,412. The Company’s cash requirements were satisfied through a private placement of common stock in April 2005 (see Note 4), maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. However, the Company may have insufficient resources to maintain its existing plan of operations throughout 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that additional debt or equity financing will be required to fund ongoing operations in 2006. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there is no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2006. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $91,884 received from a grant for which the services had not been provided as of December 31, 2005.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at December 31, 2005. The Company generally does not charge interest on accounts receivable.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk are principally cash and accounts receivable. Cash consists of checking accounts, money market accounts and a certificate of deposit. The Company places its cash with its principal bank that is a high credit quality financial institution. Cash deposits generally are in excess of the FDIC insurance limits. Credit limits, ongoing credit evaluations, and account monitoring procedures are utilized to minimize the risk of loss from accounts receivable. Collateral is generally not required.

Fair Value of Financial Instruments

The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of furniture and equipment, which range from three to ten years. Depreciation for the Company’s manufacturing facility and related equipment are computed using the straight-line method over estimated useful lives of 5 to 10 years. Leasehold improvements related to the building are being amortized using the straight-line method over the actual life of the lease.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This accounting standard requires that goodwill and indefinite lived tangible assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed its annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was reasonable.

Prior to the adoption of SFAS No. 142, the company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods the adjusted loss from continuing operations would be $72,368,805 and the adjusted net loss would be $72,372,650.

Research and Development Costs

Research and development costs, including payments related to research and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate. Research and development costs include all costs incurred related to the research and development, including manufacturing costs incurred, related to the Company’s research programs. The Company is required to produce its products in compliance with current Good Manufacturing Practices (“cGMP”), which requires a minimum level of staffing, personnel and facilities testing and maintenance. Based upon its current staffing level required to be in compliance with cGMP, the Company has excess capacity. Utilizing this excess capacity, revenue is generated through contract manufacturing engagements (see Note 3). Costs for production of products will be capitalized and charged to cost of goods sold only after the Company has received approval to market the drug by a Regulatory Authority.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company’s pro forma information follows:

	Year Ended December 31,

	2005	2004

Net loss as reported	$(3,703,768)	$(3,457,908)
Stock based compensation expense as reported	—	—
Stock based compensation expense under fair value method	(211,722)	(280,584)

Pro forma net loss attributable to common stockholders	$(3,915,490)	$(3,738,492)

Pro forma net loss per share - basic and diluted	$(0.07)	$(0.13)

Net loss per share, as reported - basic and diluted	$(0.07)	$(0.12)

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision of Financial Accounting Standards No. 123 (“SFAS 123R”), which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share above. The adoption of SFAS 123R may affect the way we compensate our employees or may cause other changes in the way we conduct our business.

Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the presentation followed in the preparation of the 2005 consolidated financial statements.

2.   License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention (see Note 1). In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder (the Scientist).

Under the terms of the license agreement the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (“FDA”) or comparable international agency, $10,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the Study) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year (which includes costs incurred pursuant to the research agreement plus other internal and external costs) on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. During 2000, a payment of $25,000 was made to TJU pursuant to the license agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sub-licensees of the Invention.

The research agreement with TJU mentioned above was to continue until completion of the study, although it is terminable, upon notice by either party to the other, at any time. Expenses incurred related to research funding for TJU was $115,000 for the year ended December 31, 2004. The Company has maintained the appropriate level of spending on the development of the invention in accordance with the license agreement.

In December 1996, the Company entered into an agreement with Rutgers University to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer. During 2004, the Company agreed with Rutgers to cancel the license agreement and all obligations associated with the license agreement.

In February 1997, the Company licensed from The Texas A&M University System an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogren compounds is no longer a significant part of the Company’s plan of operation. The Company has been notified by Texas A&M that Texas A&M considers the Company to be in violation of the license agreement and that the Company’s rights under the license agreement have been revoked. The Company disputes the contention by Texas A&M and intends to continue to defend the Company’s rights to this technology.

3.   Contractual Joint Manufacturing Alliance

In February 2004, the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (“OPI”) that provided approximately $1,500,000 (US) funding per year from OPI for its allocated share of the manufacturing expenses for the combined French facilities of the Company and OPI for 2004 and 2005, which are under the management of Genopoietic, a French subsidiary. Pursuant to the contract the total manufacturing expenses incurred are allocated to OPI based upon a pre-determined allocation of the total number of personnel available to work on the OPI contract. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent ongoing research and development expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract. The Company and OPI agreed to terminate this agreement as of May 31, 2005. Revenues recognized from the OPI contract for the years ended December 31, 2005 and 2004 were $546,803 and $1,353,091, respectively.

4.   Equity Transactions

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

Pursuant to a private placement in May and June 1996, the Company issued 258,198 shares of Series B convertible preferred stock. The preferred stockholders also received 129,099 shares of common stock. The total consideration was $25,819,800. The per share price allocated to common stock and Series B convertible preferred stock was $1 and $99, respectively. In connection with the private placement, the Company paid $3,357,000 in commissions and nonaccountable expenses to the Paramount Capital (“Paramount”) and issued 500 shares of common stock and 1,000 shares of Series B convertible preferred stock as consideration for legal services valued at $100,000. In addition, the placement agent received warrants to purchase 25,819.8 shares of Series B convertible preferred stock at an exercise price of $110 per share. Such warrants are exercisable until June 11, 2006, contain certain antidilution provisions and may be exercised pursuant to a cashless exercise feature. Other share issuance expenses amounted to $142,000.

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

In connection with the private placement, the Company paid $845,261 in finder’s fees and non-accountable expenses. Of this amount $709,100 was paid to Paramount in the form of a finders fee.

During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. During 2001 holders of 50,000 shares of the Series C Preferred stock converted these shares into 1,538,450 fully paid nonassessable shares of common stock. The 36,750 shares of Series C preferred stock, outstanding at December 31, 2005, is convertible into 1,130,755 shares of common stock excluding the effect of any fractional shares.

In March 2000, the Company completed a $25,137,000 private placement with institutional investors. The Company sold an aggregate of 2,259,494 newly issued shares of common stock, and issued warrants to purchase an additional 225,951 shares of common stock at an exercise price of $12.79 per share, for an aggregate warrant exercise price of $2,890,817. The warrants expired on March 10, 2005.

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

On August 24, 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”), each a French societe anonyme based in Paris, France. In this transaction, 100% of the outstanding shares of both Holdings, which is the majority shareholder of Genopoietic, and Genopoietic have been contributed to the Company by the shareholders of those two entities in exchange for an aggregate of 800,000 shares of the Company’s common stock valued at $7,600,000 as of the acquisition date and $5,000 in notes payable. Of the 800,000 shares issued to Professors David R. Klatzmann and Jean-Loup Salzmann (the primary shareholders), 659,756 shares have been placed in escrow to secure their indemnification obligations under the Contribution Agreement. In addition, the Company incurred $621,397 in acquisition costs, which were capitalized as part of the purchase price and allocated to the net assets acquired.

The Company has notified Professors Klatzmann and Salzmann that they are in default of their obligations under the Contribution Agreement and has put them on notice that the escrow shares are being cancelled and will revert back to the Company as treasury shares. As of the date of the financial statements, the shares have not been formally cancelled.

On May 21, 2004, the Company closed the private placement of 10,166,167 shares of the Company’s common stock plus warrants to purchase 1,525,000 shares of common stock at $0.35 per share (Series A Warrants) and warrants to purchase 1,525,000 shares of common stock at $0.39 per share (Series B Warrants). Gross proceeds from the offering was approximately $3,050,000. In addition, the Company issued warrants to its advisors relating to this placement to purchase 1,155,117 shares of common stock at warrant exercise prices ranges from $0.14 to $0.33 per share. These warrants were valued at $115,466 using the Black-Scholes pricing model. Offering related expenses in connection with this placement amounted to $272,143 of which $156,677 was paid in cash and the balance relates to the warrants issued to the advisors.

On May 21, 2004, in compliance with the Note Purchase Agreements entered into in December, 2003, the Company converted the principal ($950,000) and interest ($23,275) on the bridge notes into common stock at an exercise price of $0.13 per share resulting in the issuance of 7,486,430 shares of the Company’s common stock.

On April 5, 2005, the Company closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. The Company received gross proceeds of approximately $8,616,000. In connection with the private placement, the Company also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. In addition, the Company issued warrants to its advisors relating to this fundraising to purchase 2,287,293 shares of common stock at a warrant exercise price of $0.37 per share. These warrants were valued at $435,705 using the Black-Scholes pricing model. Offering related expenses in connection with this fundraising amounted to $1,065,945 of which $630,240 was paid in cash and the balance relates to the warrants issued to the advisors.

Stock Options – 1992 Stock Option Plan

In April 1992, the Board of Directors approved the 1992 Stock Option Plan (the “1992 Plan”), which, as amended, authorized up to 437,500 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The 1992 Plan was amended in June 1999, to increase the number of shares issuable to 1,500,000. The 1992 Plan was further amended in June 2000, to increase the number of shares issuable to 2,500,000. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the 1992 Plan’s adoption date and generally expire 7 years from the date of grant.

The following summarizes activity in the 1992 Plan:

Number of Options

Granted	276,375
Canceled	(246,375)

Balance at December 31, 1995, 1996 and 1997	30,000
Granted	600,000

Balance at December 31, 1998	630,000
Granted	955,397
Expired	(240,000)

Balance at December 31, 1999	1,345,397
Granted	430,000
Expired	(13,430)
Exercised	(7,955)

Balance at December 31, 2000	1,754,012
Granted	1,039,696
Expired	(386,684)

Balance at December 31, 2001	2,407,024
Expired	(567,365)

Balance at December 31, 2002	1,839,659
Expired	(1,058,755)

Balance at December 31, 2003	780,904
Expired	(1,621)

Balance at December 31, 2004	779,283
Expired	(195,000)

Balance at December 31, 2005	584,283

Stock Options – 2001 Stock Option Plan

In November 2001 the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”), subject to shareholder approval, authorizing up to 2,500,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The exercise price and vesting period of the options are determined by the Board of Directors at the date of grant. Options may be granted up to 10 years after the 2001 Plan’s adoption date and generally expire 10 years from the date of grant.

The following summarizes activity in the 2001 Plan:

Granted	175,108

Balance at December 31, 2001	175,108
Expired	(59,435)

Balance at December 31, 2002	115,673
Expired	(90,688)

Balance at December 31, 2003	24,985
Granted	1,155,000
Expired	(379)

Balance at December 31, 2004	1,179,606
Granted	873,250
Expired	—

Balance at December 31, 2005	2,052,856

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

The following summarizes activity in the Director Option Plan:

Granted	240,000

Balance at December 31, 2001, 2002 & 2003	240,000
Granted	160,000

Balance at December 31, 2004 & 2005	400,000

Stock Options – Other

The Company, with the authorization of the board of directors, issues nonqualified stock options to employees, directors, advisors, consultants and members of the scientific advisory board of the Company. The exercise price, expiration date and vesting period of the options are determined by the Board of Directors at the date of grant.

The following summarizes other stock option grants:

Granted	571,373

Balance at December 31, 1996	571,373
Granted	580,644

Balance at December 31, 1997	1,152,017
Granted	103,404

Balance at December 31, 1998	1,255,421
Granted	20,000

Balance at December 31, 1999	1,275,421
Granted	27,382
Exercised	(9,688)

Balance at December 31, 2000	1,293,115

Issued	135,000
Expired	(280,000)

Balance at December 31, 2001	1,148,115
Expired	(53,000)

Balance at December 31, 2002	1,095,115
Expired	(501,685)

Balance at December 31, 2003	593,430
Expired	(360,644)

Balance at December 31, 2004	232,786
Granted	775,000
Expired	(71,000)

Balance at December 31, 2005	936,786

On June 7, 2005 the Compensation Committee of the Board of Directors authorized the issuance of options to purchase 500,000 and 275,000 shares of the Company’s common stock to Richard Rainey, President and John Prendergast, Chairman, respectively. The exercise price of the options is $0.30 per share (the then current market price) and the options have term of seven years through June 7, 2012.

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

The following summarizes warrant grants:

Granted	7,750

Balance at December 31, 1993, 1994	7,750
Granted	165,612

Balance at December 31, 1995	173,362
Granted	931,152
Exercised	(156,250)

Balance at December 31, 1996	948,264
Granted	418,569
Exercised	(88,769)
Expired	(25,000)

Balance at December 31, 1997	1,253,064
Granted	115,000
Expired	(7,750)

Balance at December 31, 1998	1,360,314
Granted	997,801
Exercised	(75,000)

Balance at December 31, 1999	2,283,115
Granted	444,710
Exercised	(27,588)
Expired	(250,654)

Balance at December 31, 2000, 2001 & 2002	2,449,583
Granted	7,308,000
Expired	(84,000)

Balance at December 31, 2003	9,673,583
Granted	4,371,783
Exercised	(338,400)
Expired	(1,110,185)

Balance at December 31, 2004	12,596,781
Granted	9,723,657
Expired	(444,710)

Balance at December 31, 2005	21,875,728

Authorized but unissued shares of common stock were reserved for issuance at December 31, 2005 as follows:

Series C convertible preferred stock	1,130,755
1992 Stock option plan	2,500,000
2001 Stock option plan	2,500,000
2000 Directors option plan	480,000
Non plan options	936,786
Warrants to purchase common stock	3,598,660
Warrants to purchase Series B convertible preferred stock	654,437
Warrants to purchase common stock pursuant to the 2003 Bridge Financing	6,969,600
2004 Series A Warrants	1,525,000
2004 Series B Warrants	1,525,000
2005 Series A Warrants	3,801,515
2005 Series B Warrants	3,801,515

29,423,268

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004

	Options and Warrants	Weighted-Average Exercise Price	Options and Warrants	Weighted-Average Exercise Price

Outstanding at beginning of year	15,188,456	$0.99	11,312,902	$1.76
Granted	11,371,906	0.41	5,686,783	0.29
Exercised	—	—	(338,400)	.14
Forfeited	(710,710)	8.32	(1,472,829)	4.38

Outstanding at end of year	25,849,652	$0.53	15,188,456	$0.99

Exercisable at end of year	23,610,558	$0.56	13,827,205	$1.07

Exercise prices for options and warrants outstanding range from $0.13 to $8.24. The option and warrant contracts expire at various times through January 2014.

5.   Convertible Debt Offering

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

6.   ANVAR Advances

The Company’s French subsidiary receives financial support from a French governmental agency (ANVAR). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the December 31, 2005 balance of $374,402 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $75,121 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

7.   Income Taxes

At December 31, 2005, the Company has net operating loss carryforwards of approximately $70,679,073 for income tax purposes that expire in varying amounts between 2006 and 2024, if not utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows:

December 31, 2005

Deferred tax assets:
Net operating losses	$27,141,000
Deferred compensation	413,000
Depreciation	238,000
Other	1,000

Total deferred tax assets	$27,793,000
Valuation allowance	(27,793,000)

Net deferred tax assets	$—

The valuation allowance at December 31, 2004 was $26,371,000.

Under Section 382 of the Tax Reform Act of 1986, the Company’s net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company’s stock occurred over a three-year period.

The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

	Year Ended December 31,

	2005	2004

Income taxes (benefit) at statutory rate	$(1,259,000)	$(1,176,000)
State income taxes, net of federal benefit	(163,000)	(152,000)
Change in the valuation allowance	1,422,000	1,326,000
Other	—	2,000

Income tax provision (benefit)	$—	$—

8.   Commitments and Contingencies

Leases

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space. The first month’s rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary. This letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year. A certificate of deposit in the amount of $108,420 at December 31, 2005 is held by the bank as collateral for the letter of credit.

In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France. The lease may be cancelled by the Company after July 2006.

In November of 2001, the Company entered into a three-year lease agreement for office space. This lease expired during November, 2004 and was not renewed.

Rent expense under these agreements was approximately $331,832 and $425,000 for the years ended December 31, 2005 and 2004, respectively. Future minimum rental payments required under non-cancelable operating leases with initial or recurring terms of more than one year as of December 31, 2005 are $249,041 in 2006 and $152,396 in 2007.

Consulting Agreements

Effective in June 1996, the Company entered into consulting agreements with the Scientist that ran through May 2003, with options to extend on a month to month basis. Annual consulting fees payable pursuant to the agreement with the Scientist was $48,000 (see Note 1). The agreement was terminated in November 2004 when the Scientist joined the Company as a full time employee.

Other

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes, based in part upon the opinions of counsel, that the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position.

9.   Property, Plant and Equipment

The following shows the composition of the assets included in property, plant and equipment at December 31, 2005:

	Cost	Accumulated Depreciation	Net

Office furniture and equipment	$312,452	$279,770	$32,682
Manufacturing facility and related equipment	3,477,685	2,420,276	1,057,409

Total	$3,790,137	$2,700,046	$1,090,091

Depreciation expense was $315,039 and $395,118 for the years ended December 31, 2005 and 2004, respectively.

10.   Employee Benefit Plan

During 1996, the Company established a discretionary 401(k) plan for all U.S. employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company was not required to make a contribution in 2005 or 2004.

11.   Related Party Transactions

During 2005 and 2004 the Company paid additional cash compensation of $126,000 per year to one of its Board Members who took a more active role in assisting existing management of the Company. It is anticipated that this role will continue until such time as additional management personnel are hired. The compensation was voted upon and approved by the Compensation Committee of the Board of Directors.

The Company receives administrative support services in the form of office space and administrative services from a partnership in which Richard Rainey, President, is a partner. The Company is not charged for these services and does not record any expenses associated with the services due to the limited value of these services.