Form 10QSB
period 2006-03-31
AVAX TECHNOLOGIES INC
filed 2006-05-15
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,545,753 as of May 8, 2006.

Transitional Small Business Disclosure Format: ☐ Yes     ☒ No

AVAX TECHNOLOGIES, INC.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS — As of December 31, 2005 and March 31, 2006 (Unaudited)	Page 3

Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) — For the Three Months Ended March 31, 2006 and 2005 and for the Period from January 12, 1990 (Incorporation) through March 31, 2006

Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) — For the Three Months Ended March 31, 2006 and 2005 and for the Period from January 12, 1990 (Incorporation) through March 31, 2006	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 12

Item 3.	Controls and Procedures	Page 19

PART II - OTHER INFORMATION

Item 6.	Exhibits	Page 20

Signatures		Page 21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2005	March 31, 2006

		(Unaudited)
Assets
Current assets:
Cash	$5,573,150	$4,572,637
Accounts receivable	77,574	182,876
Inventory	12,715	13,342
VAT receivable	81,505	72,694
Prepaid expenses and other current assets	243,532	207,847

Total current assets	5,988,476	5,049,396
Property and equipment, at cost	3,790,137	3,835,239
Less accumulated depreciation	2,700,046	2,792,363

Net property, plant and equipment	1,090,091	1,042,876
Research and development tax credit receivable	81,087	—
Goodwill	188,387	188,387

Total assets	$7,348,041	$6,280,659

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,283,163	$1,360,601
Accrued and withheld payroll taxes and liabilities	120,852	234,904
Deferred revenue	91,884	94,204
ANVAR advances	324,927	333,131

Total current liabilities	1,820,826	2,022,840
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C – 120,000 shares
Series B convertible preferred stock:
Issued and outstanding shares – 0
Series C convertible preferred stock:
Issued and outstanding shares –36,750 (liquidation preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2005 and March 31, 2006
Issued and outstanding shares – 61,414,998 at December 31, 2005 and March 31, 2006	245,660	245,660
Additional paid-in capital	77,311,610	77,352,283
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	455,682	458,148
Deficit accumulated during the development stage	(72,485,682)	(73,798,217)

Total stockholders’ equity	5,527,215	4,257,819

Total liabilities and stockholders’ equity	$7,348,041	$6,280,659

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			Period from January 12, 1990 (Incorporation) Through March 31,

	Three months ended March 31,

	2005	2006	2006

Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	726,742	147,363	5,817,411

Total revenue	726,742	147,363	7,768,411

Costs and expenses:
Research and development	782,393	1,087,199	44,494,699
Acquired in process research and development	—		4,420,824
Write down of acquired intellectual property and other intangibles	—		3,416,091
Amortization of acquired intangibles	—		715,872
Selling, general and administrative	467,457	421,565	33,677,466

Total operating loss	(523,108)	(1,361,401)	(78,956,541)
Other income (expense):
Interest income	4,430	48,866	5,831,043
Interest expense	—	—	(812,067)
Other, net	—	—	143,193

Total other income (expense)	4,430	48,866	5,162,169

Loss from continuing operations	(518,678)	(1,312,535)	(73,794,372)
Loss from discontinued operations	—	—	(3,845)

Net loss	(518,678)	(1,312,535)	(73,798,217)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(518,678)	$(1,312,535)	$(75,668,250)

Loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	36,071,568	61,414,998

Net loss	$(518,678)	$(1,312,535)
Foreign currency translation gain (loss)	1,599	2,466

Net comprehensive loss	$(517,079)	$(1,310,069)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from January 12, 1990 (Incorporation) Through March 31,

	Three Months Ended March 31,

	2005	2006	2006

Operating activities
Net loss	$(518,678)	$(1,312,535)	$(73,798,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,846	72,733	4,566,021
Stock-based compensation expense	—	40,673	40,673
Amortization of discount on convertible notes payable	—	—	142,500
Amortization of deferred gain on joint venture	—	—	(902,900)
Equity in net loss of joint venture	—	—	(186,295)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(1,805,800)
Cumulative effect of change in accounting	—	—	1,703,763
Compensatory stock issue	—	—	(80,427)
Minority interest in net loss of consolidated subsidiary	—	—	4,420,824
Acquired in-process research and development charge	—	—	3,416,091
Write down of acquired intellectual property and other intangibles	—	—	25,000
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	22,038	(100,798)	(65,015)
Inventory	1,144	(298)	27,083
Prepaid expenses and other current assets	(13,658)	47,910	(59,788)
Accounts payable and accrued liabilities	63,304	182,813	511,473
Deferred revenue	(61,479)	—	98,012
Research and development tax credit receivable	—	81,087	320,488
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(429,483)	(988,415)	(62,828,236)
Investing activities
Purchase of marketable securities and short-term investments	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(63,892)	(15,393)	(3,577,749)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	991,634
Cash acquired in acquisition of control of joint venture	—	—	(622,755)

Net cash used in investing activities	(63,892)	(15,393)	(3,157,751)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

			Period from January 12, 1990 (Incorporation) Through March 31,

	Three months ended March 31,

	2005	2006	2006

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	1,684,007	—	68,852,491

Net cash provided by financing activities	1,684,007	—	70,130,342

Effect of exchange rate changes on cash	249	3,295	428,282

Net increase (decrease) in cash	1,190,881	(1,000,513)	4,572,637

Cash at beginning of period	1,560,761	5,573,150	—

Cash at end of period	$2,751,642	$4,572,637	$4,572,637

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000

Common stock warrants issued in conjunction with convertible notes payable	$—	$—	$142,500

Conversion of bridge loans into common stock	$—	$—	$950,000

Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005

1. Organization and Summary of Significant Accounting Policies

AVAX Technologies, Inc., with its subsidiaries (the “Company”), is a development stage biopharmaceutical company.

In November 1995, the Company sold its leading product under development, an over-the-counter nutritional, dietary, medicinal food supplement or drug and all of the related patents and other intellectual property. The agreement was for $2.4 million in shares of common stock of Interneuron Pharmaceuticals, Inc. (“IPI”), a public company, the parent of the purchaser of the product (the “Stock”). Certain common stockholders of the Company were also common stockholders of IPI. Pursuant to the terms of the agreement, the purchase price, payable in two equal installments in December 1996 and 1997, was fixed, and the number of shares of the Stock would vary depending on the quoted market price of the Stock at such time. Because the Stock was receivable in two equal annual installments, the gain from the sale of the product, $1,951,000, was calculated by discounting the value of the Stock receivable using a discount rate of 15%.

Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University (“TJU”) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the “Invention”) (see Note 2).

In February 1997, the Company entered into a license agreement with Texas A&M to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the “Texas A&M Compounds”).

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme based in Paris, France, with its principal operating facility in Lyon, France. Genopoietic was organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s March 31, 2006, consolidated balance sheet includes approximately $89,917 in net assets related to these subsidiaries.

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

Basis of Presentation

The financial information as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, included in the Company’s annual report on Form 10-KSB.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $94,204 received from a grant for which the services had not been provided as of March 31, 2006.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at March 31, 2006. The Company generally does not charge interest on accounts receivable.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk are principally cash and accounts receivable. Cash consists of checking accounts, money market accounts and a certificate of deposit. The Company places its cash with its principal bank, which is a high credit quality financial institution. Cash deposits generally are in excess of the FDIC insurance limits. Credit limits, ongoing credit evaluations, and account monitoring procedures are utilized to minimize the risk of loss from accounts receivable. Collateral is generally not required.

Fair Value of Financial Instruments

The carrying amount of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short-term nature.

Inventories

Inventories are stated at the lower of cost or market, determined using the first-in, first-out method, or market. The Company’s inventories include raw materials and supplies used in research and development activities.

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

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $73,681,340 and the adjusted net loss would be $73,685,185.

Research and Development Costs

Research and development costs, including payments related to research and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate. Research and development costs include all costs incurred related to the research and development, including manufacturing costs incurred, related to the Company’s research programs. The Company is required to produce its products in compliance with current Good Manufacturing Practices (“cGMP”), which requires a minimum level of staffing, personnel and facilities testing and maintenance. Based upon its current staffing level required to be in compliance with cGMP, the Company has excess capacity. Utilizing this excess capacity, revenue is generated through contract manufacturing engagements. Costs for production of products will be capitalized and charged to cost of goods sold only after the Company has received approval to market the drug by a regulatory authority.

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123(R). However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

The previously-disclosed pro forma impact on its earnings of adopting the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net loss as reported	$(1,312,535)	$(518,678)
Stock based compensation expense as reported	40,673	—
Stock based compensation expenses under fair value method	(40,673)	(18,070)

Pro forma net loss attributable to common stockholders	$(1,312,535)	$(536,748)

Pro forma net loss per share – basic and diluted	$(0.02)	$(0.01)

The Company maintains two employee stock option plans, a director stock option plan and has issued non-qualified stock options to employee’s and directors based upon the consent of the Board of Directors of the Company. These plans are more fully discussed in the Form 10-KSB filed for the year ended December 31, 2005. In addition, the Company issues warrants to consultants at the discretion of the Board of Directors of the Company. The Company accounts for warrants granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock warrants utilizing the Black-Scholes option-pricing model.

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the three-month period January 1, 2005 through March 31, 2005, there were no options or warrants issued. The estimated weighted average fair value of options granted was calculated at $0.18 per share based on the following assumptions:

Three Months Ended March 31, 2006

Expected term (in years)	4.50
Volatility	79.4%
Risk-free interest rate	4.30%
Expected dividends	0

Compensation expense of $14,925 was charged to administrative expenses and $25,748 was charged to research and development expenses related to stock options outstanding and not vested.

A summary of applicable stock option and warrant activity and related information for the three months ended March 31, 2006, is as follows:

	Options and Warrants	Weighted-Average Exercise Price

Outstanding at beginning of period	25,849,652	$0.53
Granted	120,000	0.29
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	25,969,652	$0.53

Exercisable at end of period	23,795,761	$0.56

The fair value of option grants is estimated at the date of grant using the Black-Scholes model.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at March 31, 2006.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 - $0.04	31,250	1.08	31,250	1.08
$0.125 - $0.17	8,798,050	3.12	8,075,550	2.91
$0.29 - $0.47	15,350,240	4.05	13,909,849	3.83
$0.89 - $0.91	280,000	2.49	269,000	2.48
$2.47 - $3.375	680,675	2.08	680,675	2.08
$4.22 - $5.00	654,437	0.20	654,437	0.20
$8.24 - $8.813	175,000	3.39	175,000	3.39

	25,969,652		23,795,761

2. License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention (see Note 1). In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder (the “Scientist”).

Under the terms of the license agreement the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (“FDA”) or comparable international agency, $10,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the “Study”) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year (which includes costs incurred pursuant to the research agreement plus other internal and external costs) on the development of the Invention until commercialized in the United States. If following the third year, the Company files for United States marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. During 2000, a payment of $25,000 was made to TJU pursuant to the license agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sub-licensees of the Invention.

3. ANVAR Advances

The Company’s French subsidiary received financial support from a French governmental agency (“ANVAR”). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the March 31, 2006, balance of $333,131 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $75,121 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this report, in other filings with the SEC and in press releases and other public communications throughout the year, AVAX Technologies, Inc. (“AVAX,” the “Company,” “we” or “us”) makes, or will make statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in “Management’s Discussion and Analysis or Plan of Operation.”

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•

Our history of operating losses, our continuing cash requirements, our need to raise additional capital by June 30, 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $73,798,217 as of March 31, 2006. We incurred net losses of $1,312,535 and $518,678 for the three months ended March 31, 2006 and 2005, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

Our continued belief in the AC Vaccine technology is, however, tempered by our continuing need to raise sufficient capital to implement an aggressive product development effort. As a result, for the past two years, our primary focus has been on reducing costs, raising additional capital, taking the least expensive steps possible to maintain positive momentum in product development, and clinical advancement of the technology. The infusion of additional capital would not assure success in developing a marketable product in Europe or the U.S., but it would allow us to accelerate the plan of operation described below. Our continuing most significant challenge is the limited capital resources of the Company.

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

Research and development costs incurred through March 31, 2006, were $44,494,699. Research and development costs were $1,087,199 and $782,393, for the three months ended March 31, 2006 and 2005, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. We received gross proceeds of approximately $8,616,000. In connection with the private placement, we also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. In addition, we issued warrants to our advisors relating to this fundraising to purchase 2,287,293 shares of common stock at a warrant exercise price of $0.37 per share. These warrants were valued at $435,705 using the Black-Scholes pricing model. Offering related expenses in connection with this fundraising amounted to $1,065,945, of which $630,240 was paid in cash and the balance relates to the warrants issued to the advisors. All warrants issued in this private placement expire on April 5, 2010. We are using the proceeds of this private offering for general working capital purposes, including funding our current plan of operation discussed below.

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

In the past three years, we have laid the foundation for a significantly more aggressive development plan that we have only recently been able to begin to pursue. The steps that were taken in the last three years to implement this plan include:

•	Continuing development work on the AC Vaccine.

•	Commencing a Phase I-II IND in the U.S. for Stage 3 and 4 melanoma patients.

•	Commencing a Phase I-II IND in the U.S. for resectable non-small cell lung cancer patients.

•	Established and maintained at our Lyon, France facility the designation “Establissment Pharmaceutique” and “Establissment Gene and Cell Therapy” under applicable French regulations.

•	Commenced the treatment of melanoma patients in Europe on a compassionate use basis with our AC Vaccine.

•	Hired Dr. David Berd as our full-time Chief Medical Officer to oversee directly the development of the AC Vaccine technology for us.

With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation:

•	Continuing through completion the Phase I-II clinical trial in melanoma.

•	Continuing through completion the Phase I-II clinical trial in non-small cell lung cancer.

•	Continue advanced discussions with the U. S. FDA regarding the design of the pivotal registration trial in the U.S. for the treatment of melanoma patients.

•

Begin discussions with the European Medical Evaluations Agency (“EMEA”), the FDA equivalent regulatory body for the European Union to discuss the regulatory requirements for the AC Vaccine and its continued development in Europe.

•

Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through June 30, 2006. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding or commitments for additional funding by June 30, 2006. We believe we have the facilities, the facility managers, the technical and scientific staff and consultants in place to implement this plan.

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

We will continue to pursue additional contract manufacturing agreements in the U.S. and France, which would provide us with additional cash inflows to fund our operations and the costs of the facilities. We believe that we have developed significant expertise in producing certain biological products for clinical and development purposes, and that this expertise can be marketed by us to other companies and research institutions engaged in clinical trials and product development programs. In addition, we have invested significant amounts to establish and maintain current Good Manufacturing Practices at our manufacturing facilities in Philadelphia, Pennsylvania and Lyon, France. We believe that services provided by these facilities may be valuable to other companies that wish to avoid the significant cash outlays associated with buying or building their own cGMP facilities. We currently utilize our Philadelphia facility for logistical support in our current clinical trials and for storage of samples. We anticipate re-initiating vaccine processing at this facility in the future in support of larger planned studies.

Results of Operations

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005.

Revenues recognized in the first three months of 2006 were $147,363, compared with revenues of $726,742 for the same period in 2005. Current year revenues declined due to the termination of a contract manufacturing agreement in May 2005 and were further affected due to lower revenues realized related to reimbursement for compassionate use of the vaccine and a smaller amount of revenue associated with contract manufacturing.

For the first three months of 2006, our research and development expenses increased to $1,087,199 from $782,393 for the same three months in 2005. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,

	2005	2006

United States	$219,613	$594,065
France	562,780	493,134

	$782,393	$1,087,199

The increase in expenses in the U.S. relate to the initiation and launch of clinical studies for the full three-month period for melanoma and non-small cell lung cancer that were not initiated in the prior year. Additional costs incurred in the current year include shipping, handling and clinical site monitoring for the clinical trials that were not initiated or launched in the prior year. The decrease in expenses in France relate to elimination of outside costs associated with the development activities for the initiation of the vaccine clinical programs in the U.S. In addition, costs in the prior year include development activities associated with the development and filing of a BLA with the French regulatory authorities, which did not recur in the current year.

For the first quarter of 2006, our selling, general and administrative expenses decreased to $421,565 from $467,457 for the same three months in 2005. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,

	2005	2006

United States	$287,785	$335,717
France	179,672	85,848

	$467,457	$421,565

In the U.S. increased costs were related to higher salaries in the current year plus expenses associated with stock option issuances, which were not recognized in the prior year. Additional cost increases in the U.S. included patent expenses associated with the execution of two patents in the current year. In France, administrative expenses decreased due to lower costs associated with the support for the development activities in the research and development area and the elimination of administrative expenses incurred to obtain a manufacturing contract.

We anticipate that over the next 12 months research and development expenses will increase as compared with 2005 due to planned increases in the development activities related to the AC Vaccine, assuming we are able to raise additional capital.

Liquidity and Capital Resources

We presently anticipate that our current resources should be sufficient to fund operations through June 30, 2006, depending upon how aggressively we implement our development plans discussed above. Our current operating plan includes anticipated expenses relating to (1) continuing our clinical trials for M-Vax in the U.S., (2) planning and implementing our pivotal registration trial for melanoma in the U.S., (3) continuing our clinical trials for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital, obtain commitments for additional capital, or initiate additional contract manufacturing relationships on terms favorable to us by June 30, 2006 to continue our operations beyond the end of 2006. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by June 30, 2006, we will have to consider curtailing our development initiatives.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our full plan of operations beyond the first half of 2006 and may require us to begin restricting our activities. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships on acceptable terms, if at all. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by June 30, 2006, we will have to consider curtailing our development initiatives.

Item 3. Controls and Procedures.

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-QSB for the quarter ended March 31, 2006, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There have been no changes in our internal controls over financial reporting during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2006
/s/ Richard P. Rainey

Richard P. Rainey
President