Form 10QSB
period 2006-06-30
AVAX TECHNOLOGIES INC
filed 2006-08-14
CIK 1015441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,545,753 as of August 9, 2006.

Transitional Small Business Disclosure Format:	☐ Yes	☒ No

AVAX TECHNOLOGIES, INC.

Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS — As of December 31, 2005 and June 30, 2006 (Unaudited)	Page 3

Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) — For the Three and Six Months Ended June 30, 2006 and 2005 and for the Period from January 12, 1990 (Incorporation) through June 30, 2006

Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) — For the Six Months Ended June 30, 2006 and 2005 and for the Period from January 12, 1990 (Incorporation) through June 30, 2006	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 12

Item 3.	Controls and Procedures	Page 19

PART II - OTHER INFORMATION

Item 4.	Submission of matters to vote of shareholders	Page 20

Item 6.	Exhibits and Reports on Form 8-K	Page 20

Signatures		Page 21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Balance Sheets

	December 31, 2005	June 30, 2006
		(Unaudited)
Assets
Current assets:
Cash	$5,573,150	$3,578,659
Accounts receivable	77,574	116,654
Inventory	12,715	14,043
VAT receivable	81,505	63,223
Prepaid expenses and other current assets	243,532	174,119
Total current assets	5,988,476	3,946,698
Property, plant and equipment, at cost	3,790,137	3,909,352
Less accumulated depreciation	2,700,046	2,910,945
Net property, plant and equipment	1,090,091	998,407
Research and development tax credit receivable	81,087	—
Goodwill	188,387	188,387
Total assets	$7,348,041	$5,133,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,198,997	$1,421,316
Accrued and withheld payroll taxes and liabilities	205,018	214,084
Deferred revenue	91,884	122,781
ANVAR advances	324,927	350,611
Total current liabilities	1,820,826	2,108,792
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series B – 300,000 shares and Series C – 120,000 shares
Series B convertible preferred stock: Issued and outstanding shares - 0
Series C convertible preferred stock: Issued and outstanding shares – 36,750 (liquidation preference - $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 Issued and outstanding shares – 61,414,998	245,660	245,660
Additional paid-in capital	77,311,610	77,382,156
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	455,682	471,846
Deficit accumulated during the development stage	(72,485,682)	(75,074,907)
Total stockholders’ equity	5,527,215	3,024,700
Total liabilities and stockholders’ equity	$7,348,041	$5,133,492

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From January 12, 1990 (Incorporation) To June 30,
	2005	2006	2005	2006	2006
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	224,396	279,170	951,138	426,533	6,096,581
Total revenue	224,396	279,170	951,138	426,533	8,047,581

Costs and expenses:
Research and development	969,591	1,070,509	1,751,984	2,157,708	45,565,208
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	546,833	525,964	1,014,290	947,529	34,203,430
Total operating loss	(1,292,028)	(1,317,303)	(1,815,136)	(2,678,704)	(80,273,844)
Other income (expense):
Interest income	21,301	40,613	25,731	89,479	5,871,656
Interest expense	—	—	—	—	(812,067)
Other, net	—	—	—	—	143,193
Total other income (expense)	21,301	40,613	25,731	89,479	5,202,782
Loss from continuing operations	(1,270,727)	(1,276,690)	(1,789,405)	(2,589,225)	(75,071,062)
Loss from discontinued operations	—	—	—	—	(3,845)
Net loss	(1,270,727)	(1,276,690)	(1,789,405)	(2,589,225)	(75,074,907)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)
Net loss attributable to common stockholders	$(1,270,727)	$(1,276,690)	$(1,789,405)	$(2,589,225)	$(76,944,940)

Loss per common share – basic and diluted	$(.02)	$(.02)	$(.04)	$(.04)
Weighted average number of common shares outstanding	57,191,093	61,414,998	46,631,331	61,414,998

Net loss	$(1,270,727)	$(1,276,690)	$(1,789,405)	$(2,589,225)
Foreign currency translation gain	12,193	13,698	13,792	16,164
Net comprehensive loss	$(1,258,534)	(1,262,992)	$(1,775,613)	$(2,573,061)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period from January 12, 1990 (Incorporation) To June 30,
	2005	2006	2006
Operating activities
Net loss	$(1,789,405)	$(2,589,225)	$(75,074,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,431	147,367	4,640,655
Stock based compensation expense	—	70,546	70,546
Amortization of discount on convertible notes payable	—	—	142,500
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	—	(80,472)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(135,403)	(30,534)	5,249
Inventory	371	(299)	27,082
Prepaid expenses and other current assets	125,271	97,824	(9,874)
Accounts payable and accrued liabilities	187,450	208,167	536,827
Deferred revenue	28,813	21,902	119,914
Research and development tax credit receivable	—	81,087	320,488
Amount payable to former officer	—	—	80,522
Net cash used in operating activities	(1,363,472)	(1,993,165)	(63,832,986)

Investing activities
Purchase of marketable securities and short-term investments	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(128,650)	(25,421)	(3,587,777)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	—	991,634
Net cash used in investing activities	(128,650)	(25,421)	(3,167,779)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,		Period from January 12, 1990 (Incorporation) Through June 30,
	2005	2006	2006
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	7,986,527	—	68,852,491
Net cash provided by financing activities	7,986,527	—	70,130,342
Effect of exchange rate changes on cash	(956)	24,095	449,082

Net increase (decrease) in cash and cash equivalents	6,493,449	(1,994,491)	3,578,659
Cash and cash equivalents at beginning of period	1,560,761	5,573,150	—
Cash and cash equivalents at end of period	$8,054,210	$3,578,659	$3,578,659

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072
Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000
Common stock warrants issued in conjunction with convertible notes payable	$—	$—	$142,500
Conversion of bridge loans into common stock	$—	$—	$950,000
Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2006 and 2005

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

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme, with its principal operating facility in Lyon, France. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s June 30, 2006, consolidated balance sheet includes approximately $18,869 in net assets related to these subsidiaries.

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

Basis of Presentation

The financial information as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005, contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of the results of operations that may be expected for the entire year.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $122,781 received from two grants for which the services had not been provided as of June 30, 2006.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at June 30, 2006. The Company generally does not charge interest on accounts receivable.

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

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $74,958,030 and the adjusted net loss would be $76,831,908.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

The previously-disclosed pro forma impact on its earnings of adopting the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and six-month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss as reported	$(1,276,690)	$(1,270,727)	$(2,589,225)	$(1,789,405)
Stock based compensation expense as reported	35,273	—	70,546	—
Stock based compensation expenses under fair value method	(35,273)	(87,791)	(70,546)	(105,861)
Pro forma net loss attributable to common stockholders	$(1,276,690)	$(1,358,518)	$(2,589,225)	$(1,895,266)
Pro forma net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. The estimated weighted average fair value of options granted was calculated based on the following assumptions:

	Three & Six Months Ended June 30, 2005	Three & Six Months Ended June 30, 2006
Expected term (in years)	4.00	4.50
Volatility	95.0%	79.4%
Risk-free interest rate	2.75%	4.30%
Expected dividends	0	0

Compensation expense of $29,850 was charged to administrative expenses and $40,696 was charged to research and development expenses related to stock options outstanding and not vested.

A summary of applicable stock option and warrant activity and related information for the six months ended June 30, 2006, is as follows:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	25,849,652	$0.53
Granted	120,000	0.29
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	25,969,652	$0.53
Exercisable at end of period	23,795,762	$0.56

The fair value of option grants is estimated at the date of grant using the Black-Scholes model.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at June 30, 2006.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 - $0.04	31,250	0.84	31,250	0.84
$0.125 - $0.17	8,798,050	2.87	8,122,800	2.67
$0.29 - $0.47	15,350,240	3.8	14,114,052	3.62
$0.89 - $0.91	280,000	2.24	280,000	2.24
$2.47 - $3.375	680,675	1.56	680,675	1.83
$4.22 - $5.00	654,437	0.05	654,437	0.05
$8.24 - $8.813	175,000	3.14	175,000	3.14
	25,969,652		24,058,214

2.	License and Research Agreements

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

The Company’s French subsidiary received financial support from a French governmental agency (“ANVAR”). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the June 30, 2006, balance of $350,611 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $77,913 at the current exchange rate (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•

Our history of operating losses, our continuing cash requirements, our need to raise additional capital by September 30, 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

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

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $75,074,907 as of June 30, 2006. We incurred net losses of $2,589,225 and $1,789,405 for the six months ended June 30, 2006 and 2005, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

Research and development costs incurred through June 30, 2006, were $45,565,208. Research and development costs were $2,157,708 and $1,751,984, for the six months ended June 30, 2006 and 2005, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

In conjunction with the clinical hold, the FDA conducted an inspection of our manufacturing facility in Philadelphia, which inspection was completed in May 2001. As a result of that facility inspection, we received a Form 483 and ultimately an FDA Warning Letter, which is a finding of manufacturing facility deficiencies, to which we initially responded at the end of June 2001. The issues raised in the Form 483 were essentially consistent with those in the clinical hold letter, with no new significant areas of concern identified.

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

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through September 30, 2006. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding or commitments for additional funding by September 30, 2006. We believe we have the facilities, the facility managers, the technical and scientific staff and consultants in place to implement this plan.

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

Results of Operations

Three and Six Months Ended June 30, 2006, Compared to Three and Six Months Ended June 30, 2005.

Revenues recognized in the three and six months ended June 30, 2006 were $279,170 and $426,533, respectively, compared with revenues of $224,396 and $951,138, respectively for the same periods in 2005. Current year revenues declined due to the termination of a contract manufacturing agreement in May 2005, which recorded revenue in the first quarter of fiscal 2005 and did not recur in fiscal 2006.

For the first six months of 2006, our research and development expenses increased to $2,157,708 from $1,751,984 for the same six months in 2005. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
United States	$400,736	$535,136	$620,349	$1,129,201
France	568,855	535,373	1,131,635	1,028,507
	$969,591	$1,070,509	$1,751,984	$2,157,708

The increase in expenses for the three and six-month periods in the U.S. are due to costs incurred in the conduct of the ongoing clinical trial and costs associated with outside consultants and advisors related to planning and preparing for the larger pivotal registration trial in melanoma. In addition, costs were incurred in the current year for the launch of the non-small cell lung cancer study being conducted at the University of Pennsylvania. The three and six-month costs in Europe decreased slightly from the prior year, due to consulting costs that were incurred in the first half of 2005 related to the preparing and filing of a Biologics License Application with the French authorities not recurring in the current year.

For the first six months of 2006, our selling, general and administrative expenses decreased to $947,529 from $1,014,290 for the same six months in 2005. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
United States	$428,350	$399,154	$716,135	$734,871
France	118,483	126,810	298,155	212,658
	$546,833	525,964	$1,014,290	$947,529

In the U.S., selling, general and administrative costs decreased for the three month period but increased for the six month period. Decline in the three month period is due to bonuses that were paid in the second quarter of the 2005 that did not recur in the current year. Six month expenses are up due to higher legal costs associated with patent activities and securities costs, as well as current year costs associated with the investor relations activities that did not occur in the prior year.

In France, selling, general and administrative expenses increased slightly for the three month period, while declining for the six month period. Prior years administrative expenses included higher amounts for salaries with a larger allocation of the general managers’ salaries being allocated in 2005 than in 2006, plus an additional administrative head in the prior year that was not replaced for the current year.

We anticipate that over the next 12 months research and development expenses will increase as compared with 2005 due to planned increases in the development activities related to the AC Vaccine, assuming we are able to raise additional capital.

Liquidity and Capital Resources

We presently anticipate that our current resources should be sufficient to fund operations through September 30, 2006, depending upon how aggressively we implement our development plans discussed above. Our current operating plan includes anticipated expenses relating to (1) continuing our clinical trials for M-Vax in the U.S., (2) planning and implementing our pivotal registration trial for melanoma in the U.S., (3) continuing our clinical trials for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital, obtain commitments for additional capital, or initiate additional contract manufacturing relationships on terms favorable to us by September 30, 2006 to continue our operations beyond the end of 2006. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by September 30, 2006, we will have to consider curtailing our development initiatives.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our full plan of operations beyond September 30, 2006, and may require us to begin restricting our activities. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships on acceptable terms, if at all. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by September 30, 2006, we will have to consider curtailing our development initiatives.

Item 3.           Controls and Procedures.

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-QSB for the quarter ended June 30, 2006, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There have been no changes in our internal controls over financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of the stockholders was held on August 1, 2006, at which the stockholders voted on the following five initiates as set forth in our definitive proxy statement that was mailed to all stockholders of record as of June 26, 2006. The holders of 37,816,512 shares of voting stock of the Company were present in person or were represented by proxy at the meeting, which constitutes a quorum. The results of the voting at the annual meeting were as follows:

Proposal 1:	Election of the Directors of the Company

Election of Directors	For	Withhold Authority

John K.A. Prendergast	37,460,129	356,383
Edson D. de Castro	37,096,906	719,606
Andrew W. Dahl	37,522,010	294,502
Carl Spana	37,519,010	297,502

Proposal 2:	Increase shares of authorized common stock from 150,000,000 to 500,000,000

For	Against	Abstain

35,043,836	2,585,287	187,389

Proposal 3:	Authorize the Board of Directors to Implement a Reverse Stock split of up to 1 for 25

For	Against	Abstain

36,852,958	805,239	158,315

Proposal 4:	Approve the 2006 Equity Incentive Plan

For	Against	Abstain	Broker Non-Votes

25,155,130	857,486	85,320	11,718,576

Proposal 5:	Ratify grant of non-plan stock options issued to an employee and director

For	Against	Abstain	Broker Non-Votes

2,561,703	2,439,733	96,500	32,718,576

No other matters were submitted to a vote of the stockholders at the annual meeting.

Item 6.	Exhibits and Reports on Form 8-K.

31.1	Certifications of Principal Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX Technologies, Inc.

Date:	August 14, 2006	/s/ Richard P. Rainey
Richard P. Rainey President