Form 10QSB
period 2006-09-30
AVAX TECHNOLOGIES INC
filed 2006-11-14
CIK 1015441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,545,753 as of November 10, 2006.

Transitional Small Business Disclosure Format:   ☐  Yes          ☒  No

AVAX TECHNOLOGIES, INC.

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated BALANCE SHEETS – As of December 31, 2005 and September 30, 2006 (Unaudited)	Page 3

Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) – For the Three and Nine Months Ended September 30, 2006 and 2005 and for the Period from January 12, 1990 (Incorporation) through September 30, 2006

Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) – For the Nine Months Ended September 30, 2006 and 2005 and for the Period from January 12, 1990 (Incorporation) through September 30, 2006	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 12

Item 3.	Controls and Procedures	Page 19

PART II - OTHER INFORMATION

Item 6.	Exhibits	Page 20

Signatures		Page 21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Balance Sheets

	December 31, 2005	September 30, 2006
		(Unaudited)
Assets
Current assets:
Cash	$5,573,150	$2,444,530
Accounts receivable	77,574	112,459
Inventory	12,715	14,076
VAT receivable	81,505	82,533
Prepaid expenses and other current assets	243,532	128,855
Total current assets	5,988,476	2,782,453
Property, plant and equipment, at cost	3,790,137	3,913,206
Less accumulated depreciation	2,700,046	2,981,323
Net property, plant and equipment	1,090,091	931,883
Research and development tax credit receivable	81,087	—
Goodwill	188,387	188,387
Total assets	$7,348,041	$3,902,723

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,198,997	$1,527,341
Accrued and withheld payroll taxes and liabilities	205,018	188,557
Deferred revenue	91,884	154,479
ANVAR advances	324,927	348,141
Total current liabilities	1,820,826	2,218,518
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, consisting of Series C – 120,000 shares

Series C convertible preferred stock: Issued and outstanding shares – 36,750 (liquidation preference - $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 Issued and outstanding shares – 61,414,998	245,660	245,660
Additional paid-in capital	77,311,610	77,417,428
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	455,682	467,285
Deficit accumulated during the development stage	(72,485,682)	(76,446,113)
Total stockholders’ equity	5,527,215	1,684,205
Total liabilities and stockholders’ equity	$7,348,041	$3,902,723

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) To Sept. 30, 2006
	2005	2006	2005	2006
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	349,949	96,178	1,301,087	522,711	6,192,759
Total revenue	349,949	96,178	1,301,087	522,711	8,143,759

Costs and expenses:
Research and development	519,730	1,004,341	2,271,714	3,162,049	46,569,549
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	459,367	495,368	1,473,657	1,442,897	34,698,798
Total operating loss	(629,148)	(1,403,531)	(2,444,284)	(4,082,235)	(81,677,375)
Other income (expense):
Interest income	62,290	32,325	88,021	121,804	5,903,981
Interest expense	—	—	—	—	(812,067)
Other, net	—	—	—	—	143,193
Total other income (expense)	62,290	32,325	88,021	121,804	5,235,107
Loss from continuing operations	(566,858)	(1,371,206)	(2,356,263)	(3,960,431)	(76,442,268)
Loss from discontinued operations	—	—	—	—	(3,845)
Net loss	(566,858)	(1,371,206)	(2,356,263)	(3,960,431)	(76,446,113)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)
Net loss attributable to common stockholders	$(566,858)	$(1,371,206)	$(2,356,263)	$(3,960,431)	$(78,316,146)

Loss per common share – basic and diluted	$(.01)	$(.02)	$(.05)	$(.06)
Weighted average number of common shares outstanding	61,414,998	61,414,998	51,559,220	61,414,998

Net loss	$(566,858)	$(1,371,206)	$(2,356,263)	$(3,960,431)
Foreign currency translation gain (loss)	(11,090)	(4,561)	2,702	11,603
Net comprehensive loss	$(577,948)	$(1,375,767)	$(2,353,561)	$(3,948,828)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) To Sept. 30, 2006
	2005	2006
Operating activities
Net loss	$(2,356,263)	$(3,960,431)	$(76,446,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,831	221,852	4,715,140
Stock based compensation expense	—	105,818	105,818
Amortization of discount on convertible notes payable	—	—	142,500
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services		—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(207,021)	(27,386)	8,397
Inventory	(123)	(422)	26,959
Prepaid expenses and other current assets	196,758	123,716	16,018
Accounts payable and accrued liabilities	(338,490)	293,017	621,677
Deferred revenue	(118,666)	52,294	150,306
Research and development tax credit receivable	—	81,087	320,488
Amount payable to former officer	—	—	80,522
Net cash used in operating activities	(2,587,974)	(3,110,455)	(64,950,276)
Investing activities
Purchase of marketable securities and short-term investments	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(164,674)	(37,436)	(3,599,792)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	—	991,634
Net cash used in investing activities	(164,674)	(37,436)	(3,179,794)

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) Through Sept. 30, 2006
	2005	2006
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	7,986,527	—	68,852,491
Net cash provided by financing activities	7,986,527	—	70,130,342
Effect of exchange rate changes on cash	30,072	19,271	444,258
Net increase/(decrease) in cash and cash equivalents	5,263,951	(3,128,620)	2,444,530
Cash and cash equivalents at beginning of period	1,560,761	5,573,150	—
Cash and cash equivalents at end of period	$6,824,712	$2,444,530	$2,444,530

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072
Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000
Common stock warrants issued in conjunction with convertible notes payable	$—	$—	$142,500
Conversion of bridge loans into common stock	$—	$—	$950,000
Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2006 and 2005

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

Since January 1997, the Company has also entered into license agreements with other universities to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer. The Company has since terminated each of these license and related research agreements after determining that further development of these compounds was no longer consistent with the strategic plan and plan of operation of the Company.

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme, with its principal operating facility in Lyon, France. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s September 30, 2006, consolidated balance sheet includes $226,597 in total assets and $785,547 in total liabilites related to these subsidiaries.

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

Basis of Presentation

The financial information as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005, contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results of operations that may be expected for the entire year.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $154,479 received from two grants for which the services had not been provided as of September 30, 2006.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at September 30, 2006. The Company generally does not charge interest on accounts receivable.

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

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $76,329,236  and the adjusted net loss would be $78,203,114.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

The previously-disclosed pro forma impact on its earnings of adopting the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the nine months ended September 30, 2006 and 2005 are as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss as reported	$(1,371,206)	$(566,858)	$(3,960,431)	$(2,356,263)
Stock based compensation expense as reported	35,272	-	105,818	-
Stock based compensation expenses under fair value method	(35,272)	(306,819)	(105,818)	(920,456)
Pro forma net loss attributable to common stockholders	$(1,371,206)	$(873,677)	$(3,960,431)	$(3,276,719)
Pro forma net loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.06)
Net loss per share as reported	$(0.02)	$(0.01)	$(0.06)	$(0.05)

The Company maintains two employee stock option plans, a director stock option plan and has issued non-qualified stock options to an executive officer and a director outside of the existing stock option plans, which non-plan option grants have been approved by the Board of Directors and the stockholders of the Company. These plans are more fully discussed in the Form 10-KSB filed for the year ended December 31, 2005. In addition, the Company issues warrants to consultants at the discretion of the Board of Directors of the Company. The Company accounts for warrants granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock warrants utilizing the Black-Scholes option-pricing model.

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. The estimated weighted average fair value of options granted was calculated based on the following assumptions:

	Three & Nine Months Ended September 30, 2005	Three & Nine Months Ended September 30, 2006
Expected term (in years)	4.00	4.50
Volatility	95.0%	79.4%
Risk-free interest rate	2.75%	4.30%
Expected dividends	0	0

For the nine months ended September 30, 2006, compensation expense of $44,774 was charged to administrative expenses and $61,044 was charged to research and development expenses related to stock options outstanding and not vested.

A summary of applicable stock option and warrant activity and related information for the nine months ended September 30, 2006, is as follows:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	25,849,652	$0.53
Granted	120,000	0.29
Exercised	—	—
Forfeited	(726,223)	4.08
Outstanding at end of period	25,243,429	0.46
Exercisable at end of period	23,555,257	0.44

The fair value of option grants is estimated at the date of grant using the Black-Scholes model.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at September 30, 2006.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 - $0.04	31,250	0.58	31,250	0.58
$0.125 - $0.17	8,798,050	2.62	8,243,050	2.46
$0.29 - $0.47	15,350,240	3.55	14,217,068	3.38
$0.89 - $0.91	280,000	1.99	280,000	1.99
$2.47 - $3.375	608,889	1.80	608,889	1.80
$8.25	125,000	5.09	125,000	5.09
$8.813	50,000	0.69	50,000	0.69
	25,243,429		23,555,257

2.	License and Research Agreements

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

The Company’s French subsidiary received financial support from a French governmental agency (“ANVAR”). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the September 30, 2006, balance of $348,141 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $77,407 at the current exchange rate is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that required to be repaid to ANVAR, the Company maintains the full amount of the obligation as a current liability.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•

Our history of operating losses, our continuing cash requirements, our need to raise additional capital by December 31, 2006, and the uncertainty of our prospects of reaching a meaningful level of revenues.

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

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $76,446,113 as of September 30, 2006. We incurred net losses of $3,960,431 and $2,356,263 for the nine months ended September 30, 2006 and 2005, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

Research and development costs incurred through September 30, 2006, were $46,569,549. Research and development costs were $3,162,049 and $2,271,714, for the nine months ended September 30, 2006 and 2005, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

In the past four years, we have laid the foundation for a significantly more aggressive development plan that we have only recently been able to begin to pursue. The steps that were taken in the last three years to implement this plan include:

•	Continuing development work on the AC Vaccine.

•	Obtained a Special Protocol Assessment (“SPA”) with the US FDA for our Pivotal Phase III trial to treat melanoma.

•	Commenced a Phase I-II clinical trial in the U.S. for Stage 3 and 4 melanoma patients.

•	Commenced a Phase I-II clinical in the U.S. for resectable non-small cell lung cancer patients.

•	Established and maintained at our Lyon, France facility the designation “Establissment Pharmaceutique” and “Establissment Gene and Cell Therapy” under applicable French regulations.

•	Commenced the treatment of melanoma patients in Europe on a compassionate use basis with our AC Vaccine.

•	Hired Dr. David Berd as our full-time Chief Medical Officer to oversee directly the development of the AC Vaccine technology for us.

With this foundation and the net proceeds from our April 2005 private placement of common stock and warrants, we are pursuing the following plan of operation:

•	Initiate our Phase III pivotal registration study in melanoma.

•	Continuing through completion the Phase I-II clinical trial in melanoma.

•	Continuing through completion the Phase I-II clinical trial in non-small cell lung cancer.

•

Initiate discussions with the European Medical Evaluations Agency , the FDA equivalent regulatory body for the European Union, to discuss the regulatory requirements for the AC Vaccine and its continued development in Europe.

•

Continuing to offer M-Vax on a compassionate use basis in Spain and Belgium, and to seek approval of compassionate use in other European countries to broaden the acceptance of the therapy within the European oncology community.

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through December 31, 2006. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding or commitments for additional funding by December 31, 2006. We believe we have the facilities, the facility managers, the technical and scientific staff and consultants in place to implement this plan.

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

Results of Operations

Three and Nine Months Ended September 30, 2006, Compared to Three and Nine Months Ended September 30, 2005.

Revenues recognized in the three and nine months ended September 30, 2006 were $96,178 and $522,711, respectively, compared with revenues of $349,949 and $1,301,087, respectively for the same periods in 2005. Current year revenues declined due to the termination of a contract manufacturing agreement in May 2005 that recorded revenue in the first and second quarter of 2005 and did not recur in 2006.

For the first nine months of 2006, our research and development expenses increased to $3,162,049 from $2,271,714 for the same nine months in 2005. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
United States	$334,442	$537,276	$954,791	$1,666,477
France	185,288	467,065	1,316,923	1,495,572
	$519,730	$1,004,341	$2,271,714	$3,162,049

The increase in expenses for the three and nine-month periods in the United States are due to current year expenses including costs incurred in the conduct of the ongoing clinical trial plus costs associated with outside consultants and advisors related to planning and preparing for the larger pivotal registration trial in melanoma. In addition, costs were incurred in the current year for the launch of the non-small cell lung cancer study being conducted at the University of Pennsylvania. The three and nine-month costs in Europe increased due to increased costs associated with shipping and testing of the vaccines and increases in expenditures related to the facility in advance of the Phase III study launch.

For the first nine months of 2006, our selling, general and administrative expenses increased to $1,442,897 from $1,473,657 for the same nine months in 2005. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
United States	$341,171	$392,997	$1,057,306	$1,127,868
France	118,196	102,371	416,351	315,029
	$459,367	$495,368	$1,473,657	$1,442,897

In the U.S., administrative costs increased for the three and nine month period. Increased costs were associated with legal fees incurred plus increase in salary expenses related to the expensing of options in accordance with SFAS 123R, which expensing of options did not occur in the prior year.

In France administrative expenses decreased slightly for the three and nine month periods compared to prior years. Prior years administrative expenses included higher amounts for salaries with a larger allocation of the General Managers salaries being allocated in 2005 that are not allocated to 2006, lower legal fees with the dissolution of the Opi contract manufacturing relationship and lower salary costs due to not replacing an administrative person that terminated in the prior year.

Assuming we are able to raise additional capital to fund our plan of operations, we anticipate that over the next 12 months research and development expenses will increase as compared to the 12-months ended September 30, 2006, due to planned increases in the development activities related to the AC Vaccine.

Liquidity and Capital Resources

We presently anticipate that our current resources should be sufficient to fund operations through December 31, 2006, with a reduction in the implement our development plans discussed above. Our current operating plan includes anticipated expenses relating to (1) launching our Phase III pivotal registration trial in the U.S. and Europe, (2) continuing our clinical trials for M-Vax in the U.S., (3) continuing, on a slower basis, our clinical trial for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital, obtain commitments for additional capital, or initiate additional contract manufacturing relationships on terms favorable to us by December 31, 2006 to continue our operations beyond the end of 2006. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by December 31, 2006, we will have to consider curtailing our activities.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our full plan of operations beyond December 31, 2006, and may require us to begin restricting our activities. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships on acceptable terms, if at all. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by December 31, 2006, we will have to consider curtailing our development initiatives.

Item 3.	Controls and Procedures.

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-QSB for the quarter ended September 30, 2006, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There have been no changes in our internal controls over financial reporting during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVAX Technologies, Inc.
Date: November 14, 2006	/s/ Richard P. Rainey
Richard P. Rainey President