Form 10KSB
period 2006-12-31
AVAX TECHNOLOGIES INC
filed 2007-05-09
CIK 1015441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the issuer’s revenues for its most recent fiscal year: $734,774 for the fiscal year ended December 31, 2006.

The aggregate market value of the voting and common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the average bid and asked prices of the common stock on the OTC Bulletin Board on April 27, 2007, was $38,356,566.

As of April 27, 2007, 142,605,753 shares of the registrant’s common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•

Our history of operating losses, our continuing cash requirements, our need to raise additional capital in the first half of 2008, and the uncertainty of our prospects of reaching a meaningful level of revenues.

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other companies conducting clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in this report, under Item 1 – “Description of Business – Risk Factors.”

AVAX TECHNOLOGIES, INC.

PART I

ITEM 1.	Description of Business

GENERAL

Overview

We are a development stage biotechnology company specializing in the development and commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. Our vaccine consists of autologous (the patient’s own) cancer cells that have been treated with a chemical (“haptenized”) to make them more visible to the patient’s immune system. We refer to our cancer vaccine technology as autologous cell vaccine immunotherapy and to the vaccine as the AC Vaccine. Our previous clinical trials for the AC Vaccine have concentrated on melanoma, ovarian carcinoma and non-small cell lung cancer. We refer to our AC Vaccine candidates as:

•	M-Vax for the treatment of melanoma. The current clinical status of our M-Vax programs are as follows:
o	Phase I/II – Multiple dose safety and efficacy study launched in June 2005.
o

Phase III – Registration Study has been approved by the FDA to begin enrollment. The study is the subject of a Special Protocol Assessment granted in November 2006 by the U.S. Food and Drug Administration (“FDA”).

•	L-Vax for the treatment of non-small cell lung cancer. The current clinical status of our L-Vax program is as follows:
o	Phase I/II – Multiple dose safety and efficacy study launched in December 2005.
•	O-Vax for the treatment of ovarian cancer. The current clinical status of our O-Vax program is as follows:
o	Phase I/II – Multiple dose safety and efficacy study anticipated to launch in the second quarter of 2007.

We also offer biological manufacturing services to other biotechnology and pharmaceutical companies. These services are provided utilizing the same facilities and personnel that produce our products for clinical and commercial purposes. In Europe, and more recently in South America, we have made M-Vax available for patient treatment on a compassionate use basis. Compassionate use is considered for patients who have failed to respond to accepted standards of care for their cancer and are facing a prognosis of death. The Company receives commercial reimbursement for these compassionate use treatments.

In 1995, we identified the AC Vaccine research being conducted by Dr. David Berd, an oncologist and professor at Thomas Jefferson University (“TJU”) in Philadelphia, and licensed the rights to Dr. Berd’s research. Since then, we have focused our efforts on the development of an immunotherapy for the treatment of cancer, the AC Vaccine technology. On November 1, 2004, Dr. Berd joined our company as our Chief Medical Officer.

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

The Lyon facility has been inspected, and is the subject of ongoing inspections, by AFSSAPs (the French equivalent of the U.S. Food and Drug Administration) and has received the designation of “Etablissment Pharmaceutique” and more recently has obtained the designation “Etablissement Thérapies Gèniques et Cellulaires.” The Etablissment Pharmaceutique designation is required for the production of any commercial product to be sold in France and throughout Europe. The Etablissment Therapies Geniques et Cellulaires designation is required in France for the commercial production of cell and gene therapy products.

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

Development and Clinical Programs

Autologous Cell Vaccine Immunotherapy (AC Vaccine)

The only major program that we are presently developing for the treatment of cancer is our AC Vaccine technology, licensed from TJU. The AC Vaccine immunotherapy technology is based on the concept of haptenization. This idea has a long history, beginning with the work of the immunologist and Nobel laureate Karl Landsteiner in the 1920’s. He and other scientists showed in animal models that attaching a small chemical (a hapten) to a protein allowed that protein to be recognized by the immune system even if the animals were originally unresponsive to the protein. This work has been expanded by a number of researchers in various animal models. We now understand that a large number of T-cells (or T-lymphocytes, which are white blood cells that are crucial in tumor rejection) react against the haptenized material and that a small percentage of the T-cells also react against the unmodified, natural material. We believe that tumor antigens, which are proteins, are similarly affected by haptenization.

Our AC Vaccine technology utilizes the patient’s tumor as the basis for a therapeutic vaccine. By extracting cancer cells from a tumor and then treating them with a hapten called dinitrophenyl (“DNP”), a vaccine is prepared that should be able to elicit a systemic immune response to the unmodified, native cancer cells. The induction of an immune response has been documented in a number of scientific publications. We believe that the best test of tumor immunity in patients is Delayed Type Hypersensitivity (“DTH”). DTH has long been used as a test for immunity to microbes, such as tuberculosis and is familiar to patients as the Tine test or PPD. DTH to cancer cells is tested in the same way, except that the patient’s cancer cells are the test agent. We have demonstrated that the DTH test to cancer cells is meaningful by showing a strong statistical relationship between the intensity of DTH and clinical outcomes, especially 5-year survival. We believe that the future acceptance of this relationship between DTH and clinical outcomes by the U.S. and European regulatory agencies is critical to the regulatory approval path for our AC Vaccine product candidates.

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

Patients who receive M-Vax may develop an immune response to their own melanoma cells as measured by a DTH test to autologous melanoma cells. DTH, which is manifest by the development of a hive at the site of injection of the test material, is known to be a measure of the activity of T-lymphocytes, which are white blood cells that are crucial in tumor rejection. In the stage 3 adjuvant studies, patients who developed positive DTH to their own melanoma cells that were not modified with the hapten had a significantly greater chance of 5-year year survival than those who did not (59% vs. 29%, P<.001). We consider this difference to be highly statistically significant. In all these patients, DTH was tested in conjunction with control materials that indicated that all patients had functioning immune systems.

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

As is noted below, we currently treat patients in Europe and South America on a compassionate use basis. Certain clinicians have reported to us that they have administered the M-Vax vaccine with interleukin-2 or interferon, which are two current chemotherapies available to melanoma patients. These European clinicians have reported to us what they believe were positive clinical responses to the combined treatment regimes. Additional published work in a peer-reviewed journal by another clinician who has treated patients with their DNP modified tumor cells, using techniques similar to M-Vax, followed by interleukin-2 reported response rates in patients of 35%. This compares with previously reported response rates of patients treated with M-Vax alone of 11%. Response rates are defined by clinical criteria known as RECIST (or Response Evaluation Criteria in Solid Tumors, as defined by the National Cancer Institute). This means that the patient’s tumors have decreased by 50% or more from their base-line evaluation (partial response), or that their tumors have completely disappeared (complete response).

Current Commercial and Clinical Activities with the AC Vaccine

In November 2006, with FDA authorization, we began our Phase III Registration Study of M-Vax. In October 2006, the FDA issued to us a Special Protocol Assessment for the study, agreeing that the proposed protocol, as designed, will allow us to gain regulatory approval with the successful conduct of the study. In addition the Special Protocol Assessment indicates that we may use response rate (using RECIST criteria) as an acceptable “surrogate” endpoint as a basis to obtain accelerated approval. The Special Protocol Assessment is a written agreement between us and the FDA regarding the trial design, surrogate endpoints to be used as a basis for filing for accelerated approval of M-Vax and the statistical analysis plan necessary to support the full regulatory approval of M-Vax.

The Phase III study will enroll up to 387 patients with stage 4 melanoma, who will be assigned in a double-blind fashion at a 2:1 ratio to M-Vax or a placebo vaccine. The M-Vax arm will consist of an initial dose of M-Vax (autologous DNP-modified tumor cells) followed by cyclophosphamide (“CY”) and six weekly doses of M-Vax administered with Bacillus of Calmette and Guerin (“BCG”). Following vaccine administration, patients will receive a course of low dose IL-2 administered subcutaneously. Patients assigned to the control group will receive a treatment identical to the M-Vax group, except that a placebo vaccine will replace M-Vax. The primary endpoints of the study are best overall anti-tumor response rate and the percentage of patients surviving 2 years. Secondary endpoints of the study will include overall survival time, response duration, percentage complete and partial responses, progression free survival and treatment related adverse events.

In June 2005, we launched a Phase I-II clinical study in the U.S. for the treatment of patients with stage 3 or 4 melanoma. Patients are treated with M-Vax after being assigned to one of four dosage arms, one of which is a zero dose. We consider the zero dose arm of the study to be the control arm of the clinical trial. The schedule of administration has already been optimized in previous trials. The regimen includes low dose cyclophosphamide, which potentiates the immune response, probably by inhibiting regulatory T-cells, which dampen the anti-tumor immune response. Also, Bacillus Calmette-Guerin is admixed with the AC Vaccine, because it functions as an immunological adjuvant.

The major endpoints of the current Phase I-II clinical study are the development of immunity to the patient’s own melanoma cells and a formal assessment of the safety of M-Vax. Patients are tested for DTH response to their own DNP-modified and unmodified melanoma cells prior to treatment and after the initial seven weekly vaccine injections. Those who remain well are eligible for a booster injection of M-Vax at the six-month point. Adverse events caused by the vaccine are measured and recorded. DTH results are obtained at 2 ½-months after surgery, and the maximum duration of the study for an individual patient is 9 months. Currently, one arm of the study has been determined to be positive and, in agreement with the FDA, and we have expanded the enrollment in this arm to obtain additional clinical data. A second arm of the study has been closed due to the arm failing to achieve a minimum level of DTH response.

Eight clinical sites in the U.S. are participating in the current Phase I-II clinical study. Currently, enrollment in this study has ceased, as all four arms of the study are fully enrolled. Preliminary results from the study have been used as the basis to establish the doses for our Phase III study. Data from this study was the subject of a presentation at the American Association for Cancer Research meeting in April 2007.

We anticipate that these eight clinical sites will also participate in the Phase III clinical study. We likely will limit the number of clinical sites for the launch of the Phase III study to a total of 10 sites in view of our current cash resources.

In March 2005, we submitted a Biological License Application (“BLA”) filing with AFSSAPs (the French counterpart of the U.S. FDA) for the treatment of stage 3 and 4 melanoma patients in France. In February 2006, AFSSAPs notified us that the filing was not approvable with the current data and that additional data would be necessary to support an approval. We are continuing to work with AFSSAPs to define what additional data are necessary and to evaluate the opportunities to treat patients in France under a compassionate use protocol while we are generating the additional data.

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

In working with the FDA to resolve the issues identified as part of the clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine format without the ability to ensure clinical samples have completed sterility testing prior to administration (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA which allowed us to test the vaccine for sterility prior to administration of the vaccine to patients. Through these research and development activities we developed a new product format for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology. Based upon the changes to the manufacturing of the product, the FDA recommended that we consider preparing and filing new Investigational New Drug Applications (“INDs”) for the frozen vaccine. At the recommendation of the FDA, we inactivated the INDs for M-Vax and O-Vax, given the FDA’s view that the revisions to the manufacturing process, necessary to address the FDA’s concerns, would result in a new product from a regulatory perspective and given the FDA’s recommendation that we file new INDs for indications utilizing the new product.

Based upon the continuing interactions with the FDA, in 2002, we determined it was necessary to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer, which IND filings were accepted by the FDA. Our Philadelphia facility was cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding at that time, we decided not to initiate the clinical trials at that time.

Non-Small-Cell Lung Cancer

Lung cancer is currently the leading cause of cancer death in the Western Hemisphere for both men and women, eclipsing the combined mortalities from breast, colon, and prostate cancers. According to the American Cancer Society, in 2007 it is estimated that there will be 213,380 new cases of lung cancer and 160,390 deaths from lung cancer. Historically, 80-85% of lung cancer cases have been non-small cell lung cancer (“NSCLC”). The low cure rate associated with NSCLC can be attributed to the absence of effective screening, the propensity for early spread, and the lack of effective treatment options for metastatic spread.

We believe that NSCLC may be a good target for our AC Vaccine immunotherapy approach. Lung cancers are chemically-induced, which increases the likelihood that they will express antigens recognized by the immune system. Also, in clinical trials of M-Vax, we observed that melanoma lung metastases were more likely to respond well to the AC Vaccine than metastases in other sites.

In February 2004, we announced a collaboration with the thoracic surgery team at the University of Pennsylvania Cancer Center. This collaboration allowed us to complete a feasibility study of the autologous, hapten-modified AC Vaccine for NSCLC. The study demonstrated that vaccines could be manufactured successfully from most early stage tumors. All the vaccines manufactured as part of the feasibility study also passed sterility tests. These results formed the basis of our Phase I-II clinical trial of L-Vax to determine the safety of an autologous, hapten-modified NSCLC vaccine and its ability to induce a positive DTH response, as described below.

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

Final results of the L-Vax study are expected in calendar year 2007. At that time, we anticipate that L-Vax will be shown to be safe. We also believe that one or more of the vaccine dosages will regularly induce a positive DTH response to the patient’s own DNP-modified melanoma cells, which, in some cases, will be carried over their own unmodified NSCLC cells. The optimal dose determined by this trial will be used for our planned pivotal registration trials of L-Vax.

Compassionate Use of M-Vax

Beginning in 2003 and continuing through the present, we have made M-Vax available on a compassionate use basis in various European countries. We have recently made M-Vax available on a compassionate use basis in various South American countries. Compassionate use is considered for patients who have failed to respond to accepted standards of care for their cancer and are facing a prognosis of death. Compassionate use of M-Vax has been permitted by regulatory authorities in France, Spain, Greece, Venezuela and Belgium (even though there is no approval for marketing of M-Vax in those countries) when the patient’s prognosis is poor and there are no alternative treatments available. Through December 31, 2006, we had 84 patients presented for treatment on a compassionate use basis, of which 54 patients were treated. The patients who were not treated were untreatable with the AC Vaccine due to inadequate cell count in the tumor sample received, the tumor sample received was not melanoma, sterility issues with the tumor sample, or the death of the patient prior to treatment being available. Patients presented for treatment on a compassionate use basis are normally stage 4 melanoma patients who are facing a prognosis of death.

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

In 2006, we incurred research and development expense of $4,244,268 compared to $3,534,948 in 2005, and $3,005,565 in 2004. Research and development expenses have been $47,651,768 for the period from inception through December 31, 2006. The majority of these costs relate to clinical research and development of the AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

The principal competitive factors in the area of cancer immunotherapies are (i) the efficacy of the product, (ii) the timing of the entry of the product into the market, (iii) cost of the therapy and (iv) ease of use. Initially, we face competition from these companies for the registration of new patients in clinical trials currently under way and planned trials. There are a limited number of persons eligible for participation in any particular clinical trial, and we and our research partners compete directly with other pharmaceutical and biotechnology companies, research firms, hospitals and universities for the inclusion of patients in the clinical trials. Enrollment rates for clinical trials are a key determinant in the timelines for bringing products to market.

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

Employees

As of December 31, 2006, we had 24 employees, consisting of 20 full-time employees at our subsidiary in France and 4 full-time employees in the U.S.

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

We presently anticipate that our current cash resources, including the net proceeds of the private placement that we closed in April 2007, will be sufficient to fund operations through the first half of 2008, depending upon how aggressively we implement our development plans. We have only a limited ability to generate revenues from operations, and any revenues we generate are almost certain to be substantially less than our operating expenses. Accordingly, it will be necessary to raise additional equity capital in the first half of 2008. Because of our limited cash and financial resources, our ability to continue as a going concern beyond 2008 is in question.

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

We administer the AC Vaccine with Bacillus Calmette-Guerin (“BCG”), which is an approved product for other cancer indications and is being administered by other companies as a separate vaccine. There are several sources of BCG, each formulation of which differs based upon the original source of the product. If we are unable to continue to obtain the current strain of BCG used in our clinical trials, we may not be permitted by regulatory authorities to use another strain of BCG without conducting additional clinical studies with the new strain of BCG.

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

We are heavily dependent upon the personal reputation and personal contacts of our Chief Medical Officer, and the loss of his services could materially adversely affect our plan of operation.

The inventor of the AC Vaccine technology is Dr. David Berd, who has served as our Chief Medical Officer since November 1, 2004. Prior to then, we obtained his services in directly through our research and license agreements with TJU, where Dr. Berd was a professor in the Medical School. The acceptance of the AC Vaccine technology within the oncology world is highly dependent upon the personal reputation and the personal contacts of Dr. Berd. Dr. Berd is also critical in guiding the technology through the regulatory process in both the U.S. and Europe. If we lost his services, the development of our AC Vaccine technology could be significantly slower and less successful that it otherwise would be with his services.

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

Our common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from the Nasdaq SmallCap Market in 2003 due to the continuing failure of our stock to meet the continuing listing requirements of both the Nasdaq National and SmallCap Markets (currently the Nasdaq Global and Nasdaq Capital Markets, respectively). We believe that the delisting has hurt the liquidity and pricing of our common stock, which trades on the OTC Bulletin Board. The trading efficiencies for our common stock associated with a listing on Nasdaq or a national security exchange will continue until our stock is re-listed, which may never occur.

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

The holders of our Series C preferred stock have certain rights that are superior to the rights of holders of our common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if we cease to exist by virtue of a merger in which we are not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the Company, holders of our Series C preferred stock will receive $100 per share in cash or securities (a total of $3,675,000 as of December 31, 2006), before any distributions are made to the holders of our common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of our common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

ITEM 2.	Description of Property

We lease a pharmaceutical and gene therapy clinical manufacturing facility in Lyon, France. The facility consists of approximately 9,000 square feet of which approximately 7,000 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms and 2,000 square feet for office space. Currently, the monthly rental on the facility is approximately $14,800, at the current exchange rate. The lease is for a 9-year period through 2009 and is extendable for another 9-year period.

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	Market For Common Equity And Related Stockholder Matters

Our common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. From 1997 until 2003, our common stock was listed for quotation on Nasdaq under the symbol “AVXT,” initially on the Nasdaq SmallCap Market and later on the Nasdaq National Market (Currently, the Nasdaq Capital and Nasdaq Global Markets, respectively). The stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market in 2002 and was delisted from Nasdaq in August 2003 due to our failure to maintain Nasdaq’s minimum continuing listing standards. Since that time, the common stock has been traded on the OTC Bulletin Board under the symbol “AVXT.OB.” The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by OTC for the quarters presented. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2005
First quarter	$0.41	$0.28
Second quarter	0.38	0.24
Third quarter	0.48	0.18
Fourth quarter	0.35	0.24

Fiscal year ended December 31, 2006
First quarter	$0.28	$0.21
Second quarter	0.33	0.13
Third quarter	0.20	0.10
Fourth quarter	0.29	0.10

Fiscal year ended December 31, 2007
First quarter	$0.26	$0.097	5
Second quarter (through April 25)	0.40	0.235

The last reported sale price for our common stock on the OTC Bulletin Board on April 25, 2007, was $0.28 per share. At April 27, 2007, there were 141,474,998 shares of common stock outstanding, which were held by approximately 5,000 record and beneficial stockholders. The 36,750 shares of Series C preferred stock outstanding at December 31, 2006, are convertible into 1,130,755 shares of common stock, excluding the effect of any fractional shares.

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

GENERAL

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $77,841,182 as of December 31, 2006. We incurred net losses of $5,355,500 and $3,703,768 for the 12 months ended December 31, 2006 and 2005, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

Based upon the changes to the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we decided to place our original INDs for M-Vax and O-Vax on inactive status, given the FDA’s view that the revisions to the manufacturing process, necessary to address the FDA’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that we file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA in 2002, we determined to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer. Our Philadelphia facility was validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding at that time, however, we decided not to initiate the clinical trials at that time.

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

On April 13, 2007, we closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited or institutional investors. We received gross proceeds of $10,007,500. In connection with the private placement, we also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. In addition, we have agreed to pay $580,350 and to issue warrants to purchase 6,190,400 shares of common stock at a warrant exercise price of $0.15 per share to certain advisors relating to this private offering. We will receive net proceeds from this private offering, after offering related expenses, of approximately $9.0 million. We are using the net proceeds to continue to implement the plan of operation described below.

Plan of Operation

The following is a summary of our plan of operation based on our current cash resources and assuming no material capital infusion in the next 12 months.

The key components of our current plan of operation are:

•

Enroll patients in our Phase III Registration Study in the U.S. for M-Vax for the treatment of Stage 3 and 4 melanoma patients, which trial will proceed under the Special Protocol Assessment that we received from the U.S. FDA in October 2006.

•	Complete our current Phase I-II clinical trial in the U.S. for M-Vax for the treatment of Stage 3 and 4 melanoma patients.

•	Continue our Phase I-II clinical in the U.S. for L-Vax, for the treatment of patients with resectable non-small cell lung cancer.

•	Initiate a Phase I-II clinical trial in the U.S. for O-Vax, for the treatment of patients with ovarian cancer.

•	Continue the treatment of melanoma patients in Europe and South America on a compassionate use basis with M-Vax.

•

Continue our discussions with the European Medical Evaluations Agency, the FDA equivalent regulatory body for the European Union, regarding the regulatory requirements for the AC Vaccine and its continued development in Europe.

The primary focus of our plan of operation for the balance of 2007 and into 2008 will be the development of M-Vax and the clinical trials in the U.S. relating to that product.   In November 2006, with FDA authorization, we began our Phase III Registration Study of M-Vax. In October 2006, the FDA issued to us a Special Protocol Assessment for the study, agreeing that the proposed protocol, as designed, will allow us to gain regulatory approval with the successful conduct of the study. In addition the Special Protocol Assessment indicates that we may use response rate (using RECIST criteria) as an acceptable “surrogate” endpoint as a basis to obtain accelerated approval. The Special Protocol Assessment is a written agreement between us and the FDA regarding the trial design, surrogate endpoints to be used as a basis for filing for accelerated approval of M-Vax and the statistical analysis plan necessary to support the full regulatory approval of M-Vax.

The Phase III study will enroll up to 387 patients with stage 4 melanoma, who will be assigned in a double-blind fashion at a 2:1 ratio to M-Vax or a placebo vaccine. The primary endpoints of the study are best overall anti-tumor response rate and the percentage of patients surviving 2 years. Secondary endpoints of the study will include overall survival time, response duration, percentage complete and partial responses, progression free survival and treatment related adverse events.

                In June 2005, we launched a Phase I-II clinical study in the U.S. for the treatment of patients with stage 3 or 4 melanoma. Patients are treated with M-Vax after being assigned to one of four dosage arms, one of which is a zero dose. The major endpoints of this current Phase I-II clinical study are the development of immunity to the patient’s own melanoma cells and a formal assessment of the safety of M-Vax. Patients are tested for DTH response to their own DNP-modified and unmodified melanoma cells prior to treatment and after the initial seven weekly vaccine injections. DTH results are obtained at 2 ½-months, and the maximum duration of the study for an individual patient is 9 months. Currently, one arm of the study has been determined to be positive and, in agreement with the FDA, and we have expanded the enrollment in this arm to obtain additional clinical data. A second arm of the study has been closed due to the arm failing to achieve a minimum level of DTH response.

Eight clinical sites in the U.S. are participating in the current Phase I-II clinical study. Currently, enrollment in the study has ceased, as all four arms of the study are fully enrolled. Preliminary results from the study have been used as the basis to establish the doses for our Phase III study. We anticipate that these clinical sites will also participate in the Phase III clinical study. We likely will limit the number of clinical sites for the Phase III study to a total of 10 sites in view of our current cash resources.

Our current cash resources will permit us to enroll patients in the Phase III Registration Study throughout 2007, to fund the costs associated with the anticipated Phase III clinical sites and to complete the evaluation of data from the Phase I-II study as they become available. If we were able to raise additional capital in 2007, we might accelerate the Phase III study by adding more clinical sites.

We also believe that the funds from our recent private offering will permit us to continue the Phase I-II clinical study for L-Vax and to commence a Phase I-II clinical study for O-Vax in the second quarter of 2007.

Even if the Phase I-II clinical trials for L-Vax or O-Vax are completed successfully we do not have the current cash resources to commence a Phase III pivotal trial for either of those products. If we are prepared to commence a Phase III trial for either product, we may seek to partner with a larger pharmaceutical company in that Phase III trial and future commercialization of that product.

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through the end of 2007 and through the first half of 2008. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional fundraising in the first half of 2008. We believe we have the facilities, the facility managers, the technical and scientific staff and consultants in place to implement this plan.

We are currently engaged in contract manufacturing and the development and commercialization of biotechnology and pharmaceutical products and technologies. These activities take advantage of the facilities and personnel that we are required to maintain to ensure that we process our products in accordance with cGMP requirements. With our current compassionate use and ongoing and planned clinical activities, we anticipate that excess capacity will continue to exist at our Lyon, France facility for the foreseeable future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue recognized in 2006 was $734,774 compared to revenue in 2005 of $1,623,701. The decrease in revenues was due to a lower amount of revenue being recognized in the current year related to contract manufacturing than the prior year. This decrease was necessary to focus our efforts on the launch of the two clinical studies in the U.S. for M-Vax and L-Vax, as well as preparing for the filing of a Phase III protocol with the FDA.

During 2006, our research and development expenses increased 20.1% from $3,534,948 to $4,244,268, largely as a result of the launch of the M-Vax and L-Vax clinical studies that resulted in increase transportation costs related to shipping tumors and vaccines plus costs incurred at the clinical sites for patient treatment and evaluations. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2005	2006
United States	$1,327,911	$2,225,226
France	2,207,037	2,019,042
	$3,534,948	$4,244,268

In the U.S., the expense increase related to costs incurred in executing the M-Vax and L-Vax studies that include shipping costs for tumors and vaccines plus the costs at the clinical sites for the patient treatments and evaluations. The decrease in costs in France is the result of higher costs incurred in 2005 for facility validation in preparation of the clinical studies that did not recur in the current year. In addition there were personnel from the prior year that were replaced in the current year at lower costs.

Selling, general and administrative expenses increased approximately 2.85%, from $1,933,911 for the year ended 2005 to $1,989,188 for the year ended 2006. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,
	2005	2006
United States	$1,357,338	$1,461,491
France	576,573	527,697
	$1,933,911	$1,989,188

In the U.S., the increase in costs is primarily the result of recording the reversal of an accrual of legal fees in 2005, which was partially offset by decreases in salary expenses plus patents costs. In France the decreased costs related to no longer incurring marketing costs associated with the OPI contract that were incurred for the first half of 2005. These cost decreases were partially offset by increases in administrative salaries incurred in the current year with a higher allocation of the general manager’s salary to administration.

Interest income increased from $141,390 earned in 2005 to $143,182 in 2006. The increase is the function of higher interest rates with the overall rise in short-term interest rates, which was partially offset by a lower average invested balance during the year.

We anticipate our spending over the next 12 months for research and development expenses will increase as compared with 2006, as we continue to implement and accelerate the plan of operation described above.

Liquidity and Capital Resources

We presently anticipate that our current resources, including the net proceeds of the private placement that we closed in April 2007, should be sufficient to fund operations through all of 2007 and the first half of 2008, depending upon how aggressively we implement our development plans discussed above. Our current operating plan includes anticipated expenses relating to (1) initiating our Phase III Registration Study for M-Vax in the U.S., (2) continuing our phase I/II clinical trials for M-Vax in the U.S., (3) continuing our clinical trials for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital or initiate additional contract manufacturing relationships on terms favorable to us in the first half of 2008 to continue our operations throughout all of calendar year 2008. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by the second quarter of 2008, we will have to slow our development initiatives.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond the first half of 2008. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds or attract contract manufacturing relationships on acceptable terms, if at all. If additional funds are not raised in the first half of 2008, we will have to curtail our initiatives beyond that point.

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

Our goodwill had a carrying value of $188,387 at December 31, 2006, and resulted from our acquisition of Genopoeitic in August 2000. We performed our annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. We considered internal risk-adjusted cash flow projections, which utilize several key assumptions, including estimated timing of cash inflows into Genopoeitic.

Impairment of Long-Lived Assets. Long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value. Following our long-lived asset impairment review for the fiscal year ended December 31, 2006, we have determined that no impairment of long-lived assets existed.

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

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 may have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have reviewed the guidance of SAB 108 and has determined that the adoption of SAB No. 108 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, with limited exceptions, this pronouncement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As we do not have any defined benefit pension plans or other postretirement plans, the adoption of this standard did not have any impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. As we have provided a full valuation allowance to reserve for our net deferred tax assets at December 31, 2006, the adoption of this standard will not have a material impact on our results of operations, financial condition, or cash flows.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 we accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss for 2006 by $148,548.

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

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-KSB for the fiscal year ended December 31, 2006, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There have been no changes in our internal controls over financial reporting during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors, as well as certain information about them, are as follows:

Name	Age	Position with the Company

John K. A. Prendergast, Ph.D.	52	Chairman of the Board and Director

Richard P. Rainey	40	President and Corporate Secretary

David Berd, MD	61	Chief Medical Officer

Edson D. de Castro	68	Director

Andrew W. Dahl, Sc.D.	63	Director

Carl Spana, Ph.D.	44	Director

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

Audit Committee, Financial Expert and Code of Ethics

Our Audit Committee is consists of Dr. Dahl, Mr. de Castro and Dr. Spana. Our Board of Directors has determined that Mr. de Castro and Dr. Spana qualify as “audit committee financial experts,” as defined by the rules of the Securities and Exchange Commission. Mr. de Castro and Dr. Spana are independent within the meaning of Nasdaq Rules 4200(a)(15) and 4350(d), which are the independence tests utilized by the Board even though our common stock is no longer listed on Nasdaq.

We adopted a Code of Ethics at a meeting of the Board of Directors held on June 14, 2005, which applies to our principal executive officer and principal financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The Reporting Persons are required by regulations of the SEC to furnish us with copies of all such filings. Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. Based on our review of the copies of filings received by it with respect to the fiscal year ended December 31, 2006, and representations from certain Reporting Persons, we believe that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2006.

ITEM 10.	Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth the compensation earned by the persons serving as our chairman of the board, chief executive officer and the other named key employees (who were the only other employees who made in excess of $100,000 in 2006) (the “Named Officers”) for the last three fiscal years. We have no long-term incentive plans.

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

Andrés Crespo did not serve as an officer of the Company in 2005 or 2006. Dr. Crespo is included in the following tables because he was a key employee of the Company. In January 2007, Dr. Crespo unexpectedly passed away.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
John K.A. Prendergast, Ph.D. –	2006	$—	$—	$5,400	$126,000	$131,400
Chairman of the Board (1)	2005	—	50,000	55,000	126,000	181,000

Richard P. Rainey, C.P.A. – President	2006	275,000	—	—	—	275,000
and Corporate Secretary (2)	2005	238,750	75,000	100,000	—	413,750

Andrés Crespo –	2006	182,706	—	—	—	182,706
General Manager, Genopoeitic (3)	2005	186,697	50,000	40,000	—	276,697

Dr.David Berd –	2006	220,000		—	—	220,000
Chief Medical Officer (4)	2005	203,333	30,000	50,000	—	283,333

_______________

(1)

The other compensation shown for Dr. Prendergast consisted of $126,000 of additional compensation paid for the additional services rendered by Dr. Prendergast as a non-employee director of the Company for each of the years 2005 and 2006.

(2)	Mr. Rainey’s compensation is pursuant to his employment contract dated April 1, 2004, and his agreement provides for a minimum annual base salary of $200,000.
(3)	Compensation is paid in Euro’s, and is shown in US$ at the rate of 1.2447 and 1.3196 US$ to one Euro for 2005 and 2006, respectively.
(4)	Dr. Berd’s employment commenced November 1, 2004, and his agreement provides for a minimum annual base salary of $180,000.

Employment Agreements

Richard P. Rainey. On February 14, 2005, the Company executed an employment agreement (the “Employment Agreement”) with Richard P. Rainey, which supersedes all prior employment agreements and letters with Mr. Rainey. The Employment Agreement was effective as of April 1, 2004, which is the date that his prior employment agreement expired. Pursuant to the terms of the Employment Agreement, Mr. Rainey continues to serve as President of the Company. The initial term of the Employment Agreement expired March 31, 2007. Mr. Rainey and the Company are negotiating an extension of Mr. Rainey’s employment while Mr. Rainey continues to serve as President of the Company under the same terms as the Employment Agreement.

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

The Employment Agreement provides that Mr. Rainey is to receive a lump sum payment equal to two times his Base Salary upon termination of his employment following a Change in Control, as defined in the Employment Agreement. Upon termination for any reason other than, (i) following a Change of Control, (ii) due to Mr. Rainey’s death or to his disability, (iii) by us for “just cause,” or (iv) by Mr. Rainey for “good reason,” then we are required to pay Mr. Rainey, as his sole damages for his termination, a lump sum payment equal to his annual base salary. Such amount will not be set-off against amounts earned from alternative employment. In addition, any stock options granted to Mr. Rainey will thereupon become immediately vested. If, (i) Mr. Rainey’s employment is terminated by us with “just cause,” (ii) Mr. Rainey terminates his employment for “good reason,” or (iii) Mr. Rainey’s employment is terminated due to death or disability, we are required to pay Mr. Rainey, or his estate, his base salary accrued but unpaid as of the date of termination.

The Employment Agreement also contains a two-year covenant not to compete (assuming Mr. Rainey is dismissed for cause), a three-year covenant not to disclose confidential information and an 18-month non-solicitation agreement.

Dr. David Berd. Effective November 1, 2004, we entered into an employment letter (the “Employment Letter”) with Dr. David Berd, under which Dr. Berd was named the Company’s Chief Medical Officer. Dr. Berd is the inventor of the AC Vaccine technology that we license from Thomas Jefferson University (“TJU”). Dr. Berd has worked closely with us as a tenured professor at TJU and a consultant to us during the 10 year period in which we have had the AC Vaccine in development. Dr. Berd’s initial employment term with was for six months, running through April 30, 2005. This has been repeatedly extended, most recently to October 31, 2007.

Under the terms of the Employment Letter, Dr. Berd receives a current annual base salary of $180,000 per year, payable pro rata for any partial calendar year for which we employ Dr. Berd. Pursuant to the Employment Letter, Dr. Berd was granted an option under the Company’s 2001 Stock Option Plan to purchase 200,000 shares of common stock exercisable for seven years at an exercise price equal to $0.22 per share, which was the market value of the common stock as of the effective date of the Employment Letter. The option vests at the rate of 25% per quarter until the first anniversary of the effective date.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date[1]
Richard P. Rainey, C.P.A. –	25,000	—	$2.938	12/26/07
President and Corporate Secretary	50,000	—	0.906	3/26/08
	130,000	—	0.890	11/02/08
	140,625	109,375	0.125	10/01/11
	187,500	312,500	0.300	6/07/12

Dr. David Berd –	100,000	100,000	0.150	11/01/11
Chief Medical Officer	93,750	156,250	0.300	6/07/12

______________

[1]	All options granted to employees expire seven years from the date of grant and vest quarterly over a four-year period of continuing service as an employee.

During 2006, 120,000 options were granted to our directors. We have not granted any stock appreciation rights. All options granted to directors vest quarterly over a one-year period of continuing service as a director.

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)
John K.A. Prendergast, Ph.D. – Chairman of the Board (1)	$—	$5,400	$126,000	$131,400
Carl Spana, Ph.D. – Board of Directors (2)	16,400	5,400	—	21,800
Andy Dahl, Sc. D. – Board of Directors (3)	18,000	5,400	—	23,400
Edson de Castro – Board of Directors (4)	21,700	5,400	—	27,100

______________

(1)	As of December 31, 2006, Dr. Prendergast had 593,101 option awards outstanding.
(2)	As of December 31, 2006, Dr. Spana had 160,000 option awards outstanding.
(3)	As of December 31, 2006, Dr. Dahl had 110,000 option awards outstanding.
(4)	As of December 31, 2006, Mr. de Castro had 110,000 option awards outstanding.

In 2006, we had 3 in-person Board meetings, 1 in-person committee meeting, and 5 telephonic Board or committee meetings.

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

See “Executive Compensation” above for a description of certain compensation paid to Dr. Prendergast in 2005 and 2006 and stock options awarded to Dr. Prendergast for additional services provided by Dr. Prendergast to us, at the request of our Board of Directors.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2007, certain information regarding the beneficial ownership of the common stock (i) by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) by each of our Named Officers (as defined herein) and directors and (iii) by all our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Stock	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Named Executive Officers and Directors (2)
Richard P. Rainey, C.P.A. (3)	Common Stock	4,266,104	2.95%
Edson D. de Castro (4)	Common Stock	77,500	*
Andrew W. Dahl, Sc.D. (5)	Common Stock	397,500	*
John K.A. Prendergast, Ph.D. (6)	Common Stock	1,969,048	1.37%
Carl Spana, Ph.D. (7)	Common Stock	728,667	*
David Berd, MD	Common Stock	422,871	*

All executive officers and directors as a group (5 persons) (8)	Common Stock	7,438,819	5.10%

5% Shareholders
Carmignac Innovation(9)	Common Stock	16,000,000	10.62%
BioCentive Limited(10)	Common Stock	28,400,000	18.11%
Aqua RIMCO LTD (11)	Common Stock	9,558,937	6.60%
Firebird Global Master Fund, LTD (12)	Common Stock	51,466,667	30.74%
Yoshinoro SHIRONO (13)	Common Stock	9,558,823	6.60%
JFE Hottinger (14)	Common Stock	31,502,199	20.14%
Park Place Columbia (15)	Common Stock	13,405,616	9.02%

_______________

*Represents less than 1%.

(1)

The percentage of common stock beneficially owned is determined by adding the number of shares of common stock outstanding 141,474,998 as of April 25, 2007 to the number of shares issuable upon conversion of the Series C Preferred Stock 1,130,755 as of April 25, 2007 plus, for each beneficial owner or group, any shares of common stock that owner or group has the right to acquire within 60 days of April 25, 2007, pursuant to options or warrants.

(2)	The address of the named individuals is c/o AVAX Technologies, Inc., 2000 Hamilton Street, Suite 204, Philadelphia, Pennsylvania 19130.
(3)

Includes 580,000 shares of common stock that Mr. Rainey may acquire within 60 days upon exercise of options held by Mr. Rainey, 400,000 warrants that may be acquired by Mr. Rainey and also includes 1,293,504 shares and 784,600 warrants owned by a partnership in which Mr. Rainey holds a 50% interest.

(4)	Represents shares of common stock that Mr. de Castro may acquire within 60 days upon the exercise of options held by Mr. De Castro.
(5)	Represents shares of common stock that Dr. Dahl may acquire within 60 days upon the exercise of options held by Dr. Dahl plus warrants to purchase 160,000 shares.
(6)

Includes 315,000 shares of common stock that Dr. Prendergast may acquire within 60 days upon exercise of options held by Dr. Prendergast and also includes 261,748 shares and 592,300 warrants owned by Dr. Prendergast.

(7)	Includes 183,750 shares of common stock that Dr. Spana may acquire within 60 days upon the exercise of options held by Dr. Spana and 160,000 warrants to acquire common stock held by Dr. Spana.
(8)	Consists only of directors and Richard P. Rainey, the sole executive officer of the Company as of the date of this report.
(9)	Includes 8,000,000 warrants to purchase common stock held by the Investor.
(10)	Includes 14,200,000 warrants to purchase common stock held by the Investor.
(11)	Includes 2,205,908 warrants to purchase common stock held by the Investor.

(12)	Includes 24,800,000 warrants to purchase common stock held by the Investor.
(13)	Includes 2,205,882 warrants to purchase common stock held by the Investor.
(14)	Includes 13,796,690 warrant to purchase common stock held by the Investor.
(15)	Includes 6,067,600 warrants to purchase common stock held by the Investor.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2006, (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,683,250	$0.69	1,706,750

Equity compensation plans not approved by security holders	4,587,410	0.33	—

Total	7,270,660		1,706,750

The warrants and options issued without stockholder approval include (1) warrants to purchase 288,450 shares of common stock at an exercise price of $0.143 per share issued to a broker in connection with the Company’s 2003 bridge financing, which expire on December 1, 2008; (2) warrants to purchase 566,667 shares of common stock at an exercise price of $0.33 per share issued to a broker in connection with the Company’s 2004 private placement of securities, which expire on May 10, 2009; (3) warrants to purchase 2,287,293 shares of common stock at an exercise price of $0.33 per share issued to two brokers in connection with the Company’s 2005 private placement of securities, which expire on May 10, 2009; (4) warrants to purchase 300,000 shares of common stock at an exercise price of $0.14 per share issued to two individuals for certain financial advisory services, which expire on December 16, 2009; and (5) warrants to purchase 270,000 shares of common stock at an exercise price of $0.35 per share issued to two individuals for advisory services, which expire on October 31, 2012.

The warrants and options issued without stockholder approval also include 100,000 options to acquire common stock issued to current and former directors outside of the Company’s stock option plans, which options were granted in conjunction with services (including extraordinary levels of services) provided by those directors to the Company. Those options expire on November 2, 2008, and have option exercise prices of $0.89 per share.

The warrants and options issued without stockholder approval also includes 500,000 options issued to Richard Rainey, our President, and 275,000 options issued to John Prendergast, our Chairman, which both have an exercise price of $0.30 and expire on June 7, 2012. See Note 4 of the Notes to Financial Statements for information concerning the material terms of equity compensation plans pursuant to which the foregoing options and warrants have been issued. These options were subsequently approved by shareholders at the 2006 annual meeting of stockholders.

Equity compensation plans approved by stockholders consist of the 1992 Stock Option Plan, the 2001 Stock Option Plan and the 2000 Director Stock Option Plan.

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

On April 13, 2007, we completed a private financing in the aggregate principal amount of $10,007,500 at a price of $0.125 per share with various institution and individual investors in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. We issued 10,080,000 shares of our common stock and associated warrants to purchase an additional 10,080,000 shares of common stock at an exercise price of $0.15 per share.

A partnership in which Mr. Rainey, our President, is a 50% partner and Mr. Rainey’s brother is the other 50% partner, purchased $50,000 of common stock and related warrants to purchase common stock in the April 2007 offering. John K.A. Prendergast, Carl Spana and Andrew Dahl, directors of the Company, and Mr. Rainey also purchased $50,000, $20,000, $20,000 and $50,000, respectively, of common stock and associated warrants to purchase common stock, in this offering. The Board of Directors approved the participation of Dr. Prendergast, Mr. Spana, Mr. Dahl and Mr. Rainey in the private placement.

ITEM 13.	Exhibits

(a)	Exhibits

Exhibits are listed on the Exhibit Index appearing immediately after the signature page for this report.

ITEM 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for fiscal years ended December 31, 2005 and 2006, by the Company’s principal accounting firms:

	2005	2006

Audit fees (1), (2)	$58,042	$56,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$58,042	$56,000

____________
(1)

Includes services rendered for the audit of the Company’s annual financial statements, review of financial statements included in quarterly reports on Form 10-QSB and review of registration statements filed by the Company.

(2)	For the year 2005, the Company paid $53,092 to Briggs, Bunting & Dougherty, LLP and $4,950 to Ernst & Young LLP, in audit fees, as the Company’s principal accounting firms.

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) under which audit and non-audit services to be rendered by our independent public accountants are pre-approved by the Audit Committee. Pursuant to the Pre-Approval Policy, the Audit Committee pre-approves audit and non-audit services to be provided by the independent auditors, at specified dollar levels, which dollar levels are reviewed by the Audit Committee periodically, and no less often than annually. Additionally, the Audit Committee may provide explicit prior approval of specific engagements not within the scope of a previous pre-approval resolution. The services performed by our independent auditor in 2006 were all audit-related and pre-approved by the Audit Committee. The Pre-Approval Policy also specifies certain services that may not be provided by our independent auditors in any circumstance, which is consistent with SEC rules and regulations. The Pre-Approval Policy also includes an exception from the pre-approval requirement for certain de minimus non-audit engagements that are not otherwise prohibited by the Policy. Engagements in reliance upon that de minimus exception must be promptly brought to the attention of Audit Committee and approved by the Audit Committee or one or more designated representatives. Briggs, Bunting & Dougherty, LLP provided no services in 2005 in reliance upon this de minimus exception.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.
Date: May 9, 2007	By:	/s/ Richard P. Rainey
Richard P. Rainey President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Richard P. Rainey	Richard P. Rainey	May 9, 2007
President (Principal Executive, Financial and Accounting Officer)

/s/ Edson D. de Castro	Edson D. de Castro	May 9, 2007
Director

/s/ John K.A. Prendergast, Ph.D.	John K. A. Prendergast, Ph.D.	May 9, 2007
Director

/s/ Carl Spana, Ph.D.	Carl Spana, Ph.D.	May 9, 2007
Director

/s/ Andrew W. Dahl, Sc.D.	Andrew W. Dahl, Sc.D.	May 9, 2007
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (excluding the Certificate of Designation for the Series C Convertible Preferred Stock).[1]

3.2	Certificate of Amendment of Certificate of Incorporation Dated May 10, 2004.[2]

3.3	Certificate of Amendment of Certificate of Incorporation Dated February 20, 2007. *

3.4	By-Laws.[3]

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Specimen of common stock certificate.[3]

4.3	Form of Placement Warrant Relating to Offering of Series B Placement Warrants.[4]

4.4	Certificate of Designation of Series C Convertible Preferred Stock.[5]

4.5	Form of Class A and Class B common stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock.[5]

10.1	Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[6]

10.2	License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[6]

10.3	Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[5]

10.4	2001 Stock Option Plan.[1]

10.5	2000 Directors’ Stock Option Plan.[7]

10.6	Form of Stock Option Agreement – 2001 Plan. [13]

10.7	Form of Stock Option Agreement – Non-Plan Options. [13]

10.8	Note Purchase Agreement dated as of November 17, 2003.[8]

10.9	Form of Warrant in connection with the December 2003 bridge financing. [8]

10.10	Securities Purchase Agreement dated as of May 17, 2004.[9]

10.11	Form of Series 2004A Warrant to purchase common stock. [9]

10.12	Form of Series 2004B Warrant to purchase common stock. [9]

10.13	Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey dated as of April 1, 2004.[10]

10.14	Employment Letter between AVAX Technologies, Inc. and Dr. David Berd dated as of November 1, 2004. [10]

10.15	Securities Purchase Agreement dated as of April 5, 2005. [11]

10.16	Form of Series 2005A Warrant to purchase common stock. [11]

Exhibit No.	Description

10.17	Form of Series 2005B Warrant to purchase common stock. [11]

10.18	Securities Purchase Agreement dated as of April 13, 2007. [12]

10.19	Form of Series 2007A Warrant to purchase common stock. [12]

14	Code of Ethics. [13]

21	Subsidiaries of the Company.*

23.1	Consent of Briggs, Bunting & Dougherty LLP, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

_______________

*	Filed herewith.
[1]	Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-KSB for year ended December 31, 2001.
[2]	Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the first quarter of the year ended December 31, 2004.
[3]	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-09349) filed on August 1, 1996.
[4]	Incorporated by reference and previously filed as an exhibit to Post Effective Amendment No. 6 to the Registration Statement on Form S-3 filed on August 17, 1998.
[5]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998.
[6]	Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the Registration Statement on Form S-3 filed on July 3, 1997.
[7]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.
[8]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on December 9, 2003.
[9]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2004.
[10]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on March 18, 2005.
[11]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on April 7, 2005.
[12]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on April 19, 2007.
[13]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2005.

Consolidated Financial Statements

AVAX Technologies, Inc.
(a development stage company)

Years ended December 31, 2006 and 2005
and the period from January 12, 1990
(Incorporation) to December 31, 2006
With Report of Independent Registered Public Accounting Firm

AVAX Technologies, Inc.
(a development stage company)

Consolidated Financial Statements

Years ended December 31, 2006 and 2005 and for the period from January 12, 1990
(Incorporation) to December 31, 2006

Contents

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements
Consolidated Balance Sheet as of December 31, 2006	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2006 and 2005 and for the period from January 12, 1990 (incorporation) to December 31, 2006	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005 and for the period from January 12, 1990 (incorporation) to December 31, 2006	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from January 12, 1990 (incorporation) to December 31, 2006	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AVAX Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period then ended and for the period from January 12, 1990 (incorporation) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended and for the period from January 12, 1990 (incorporation) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and may not have adequate capital to fund its operations through 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

/s/   Briggs, Bunting & Dougherty, LLP

Philadelphia, Pennsylvania
May 7, 2007

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheet

December 31, 2006
Assets
Current assets:
Cash	$1,484,570
Accounts receivable	220,161
Inventory	10,508
VAT receivable	50,937
Prepaid expenses and other current assets	210,343

Total current assets	1,976,519
Property, plant and equipment, at cost	3,967,928
Less accumulated depreciation	3,088,687

Net property, plant and equipment	879,241
Goodwill	188,387

Total assets	$3,044,147

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,460,644
Accrued and withheld payroll taxes and liabilities	716,918
Deferred revenue	160,678
ANVAR advances	362,109

Total current liabilities	2,700,349
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 (liquidation preference – $3,675,000)	367
Common stock, $.004 par value:
Authorized shares – 150,000,000
Issued and outstanding shares – 61,414,998	245,660
Additional paid-in capital	77,460,158
Subscription receivable	(422)
Accumulated other comprehensive income	479,217
Deficit accumulated during the development stage	(77,841,182)

Total stockholders’ equity	343,798

Total liabilities and stockholders’ equity	$3,044,147

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,		Period from January 12, 1990 (Incorporation) to December 31, 2006
	2006	2005
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	734,774	1,623,701	6,404,822

Total revenue	734,774	1,623,701	8,355,822
Costs and expenses:
Research and development	4,244,268	3,534,948	47,651,768
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	1,989,188	1,933,911	35,245,089

Total operating loss	(5,498,682)	(3,845,158)	(83,093,822)
Other income (expense):
Interest income	143,182	141,390	5,925,359
Interest expense	—	—	(812,067)
Other, net	—	—	143,193

Total other income (expense), net	143,182	141,390	5,256,485

Loss before income taxes	(5,355,500)	(3,703,768)	(77,837,337)
Income taxes	—	—	—

Loss from continuing operations	(5,355,500)	(3,703,768)	(77,837,337)
Loss from discontinued operations	—	—	(3,845)

Net loss	(5,355,500)	(3,703,768)	(77,841,182)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(5,355,500)	$(3,703,768)	$(79,711,215)

Loss per common share – basic and diluted
Loss from continuing operations	$(0.09)	$(0.07)
Loss from discontinued operations	—	—

Net loss	$(0.09)	$(0.07)

Weighted-average number of common shares outstanding	61,414,998	54,818,763

Net loss	$(5,355,500)	$(3,703,768)
Foreign currency translation adjustment	23,535	28,864

Comprehensive loss	$(5,331,965)	$(3,674,904)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock for services in January 1990	—	$—	—	$—	—	$—	582,500	$2,330
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1990	—	—	—	—	—	—	582,500	2,330
Issuance of common stock for services in August 1991	—	—	—	—	—	—	230,000	920
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1991	—	—	—	—	—	—	812,500	3,250
Conversion of note payable to related party to common stock in June 1992	—	—	—	—	—	—	22,913	92
Issuance of common stock for services in May and June 1992	—	—	—	—	—	—	264,185	1,056
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	1,287,500	12,875	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1992	1,287,500	12,875	—	—	—	—	1,099,598	4,398
Issuance of common stock for services in July and November 1993	—	—	—	—	—	—	8,717	35
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1993	1,287,500	12,875	—	—	—	—	1,108,315	4,433
Issuance of common stock for services in July 1994	—	—	—	—	—	—	3,750	15
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1994	1,287,500	12,875	—	—	—	—	1,112,065	4,448
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(307,948)	(1,232)
Shares issued in September and November 1995	—	—	—	—	—	—	1,777,218	7,109
Amount payable for liquidation preference	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance at December 31, 1995	1,287,500	12,875	—	—	—	—	2,581,335	10,325

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Issuance of common stock for services in January 1990	$920	$—	$—	$—	$—	$—	$3,250
Net loss	—	—	—	—	—	(889)	(889)

Balance at December 31, 1990	920	—	—	—	—	(889)	2,361
Issuance of common stock for services in August 1991	5,830	—	—	—	—	—	6,750
Net loss	—	—	—	—	—	(97,804)	(97,804)

Balance at December 31, 1991	6,750	—	—	—	—	(98,693)	(88,693)
Conversion of note payable to related party to common stock in June 1992	160,465	—	—	—	—	—	160,557
Issuance of common stock for services in May and June 1992	6,444	—	—	—	—	—	7,500
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	2,258,837	—	—	—	—	—	2,271,712
Net loss	—	—	—	—	—	(607,683)	(607,683)

Balance at December 31, 1992	2,432,496	—	—	—	—	(706,376)	1,743,393
Issuance of common stock for services in July and November 1993	24,965	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	(1,610,154)	(1,610,154)

Balance at December 31, 1993	2,457,461	—	—	—	—	(2,316,530)	158,239
Issuance of common stock for services in July 1994	4,485	—	—	—	—	—	4,500
Net loss	—	—	—	—	—	(781,221)	(781,221)

Balance at December 31, 1994	2,461,946	—	—	—	—	(3,097,751)	(618,482)
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(1,232)
Shares issued in September and November 1995	—	(7,109)	—	—	—	—	—
Amount payable for liquidation preference	(738,289)	—	—	—	—	—	(738,289)
Net income	—	—	—	—	—	1,380,571	1,380,571

Balance at December 31, 1995	1,723,657	(7,109)	—	—	—	(1,717,180)	22,568

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchase of common stock in March 1996	—	—	—	—	—	—	(77,901)	(312)
Payment of subscription receivable	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock in June 1996	(1,287,500)	(12,875)	—	—	—	—	321,875	1,288
Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	—	—	258,198	2,582	—	—	129,099	516
Issuance of common stock and Series B preferred stock for services in June 1996	—	—	1,000	10	—	—	500	2
Exercise of warrants in June and July 1996	—	—	—	—	—	—	156,250	626
Amount payable for liquidation preference	—	—	—	—	—	—	—	—
Compensation related to stock options granted in May and September 1996	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1996	—	—	259,198	2,592	—	—	3,111,158	12,445
Payment of subscription receivable	—	—	—	—	—	—	—	—
Write-off of subscription receivable	—	—	—	—	—	—	—	—
Exercise of warrants in April and June 1997	—	—	—	—	—	—	49,770	199
Conversion of preferred to common stock	—	—	(55,039)	(551)	—	—	1,421,403	5,685
Repurchase of fractional shares	—	—	—	—	—	—	(26)	—
Realization of loss on marketable securities	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1997	—	—	204,159	$2,041	—	—	4,582,305	18,329
Conversion of preferred to common stock	—	—	(91,470)	(914)	—	—	2,386,174	9,544
Payment of subscription receivable	—	—	—	—	—	—	—	—
Issue shares based upon reset provisions	—	—	—	—	—	—	3,029,339	12,117
Issue compensatory shares to officer	—	—	—	—	—	—	9,301	38
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1998	—	—	112,689	1,127	—	—	10,007,119	40,028

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Repurchase of common stock in March 1996	—	312	—	—	—	—	—
Payment of subscription receivable	—	2,771	—	—	—	—	2,771
Conversion of Series A preferred stock in June 1996	11,587	—	—	—	—	—	—
Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	22,217,397	—	—	—	—	—	22,220,495
Issuance of common stock and Series B preferred stock for services in June 1996	99,988	—	—	—	—	—	100,000
Exercise of warrants in June and July 1996	5,624	—	—	—	—	—	6,250
Amount payable for liquidation preference	(1,131,744)	—	—	—	—	—	(1,131,744)
Compensation related to stock options granted in May and September 1996	1,076,373	—	(1,076,373)	—	—	—	—
Amortization of deferred compensation	—	—	112,949	—	—	—	112,949
Unrealized loss on marketable securities	—	—	—	(2,037)	—	—	(2,037)
Net loss	—	—	—	—	—	(1,536,842)	(1,536,842)

Balance at December 31, 1996	24,002,882	(4,026)	(963,424)	(2,037)	—	(3,254,022)	19,794,410
Payment of subscription receivable	—	1,761	—	—	—	—	1,761
Write-off of subscription receivable	(1,833)	1,833	—	—	—	—	—
Exercise of warrants in April and June 1997	(199)	—	—	—	—	—	—
Conversion of preferred to common stock	(5,134)	—	—	—	—	—	—
Repurchase of fractional shares	(76)	—	—	—	—	—	(76)
Realization of loss on marketable securities	—	—	—	2,037	—	—	2,037
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(4,266,125)	(4,266,125)

Balance at December 31, 1997	23,995,640	(432)	(694,324)	—	—	(7,520,147)	15,801,107
Conversion of preferred to common stock	(8,630)	—	—	—	—	—	—
Payment of subscription receivable	—	10	—	—	—	—	10
Issue shares based upon reset provisions	(12,117)	—	—	—	—	—	—
Issue compensatory shares to officer	24,962	—	—	—	—	—	25,000
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(5,838,130)	(5,838,130)

Balance at December 31, 1998	23,999,855	(422)	(425,224)	—	—	(13,358,277)	10,257,087

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Conversion of preferred to common stock	—	—	(38,805)	(388)	—	—	1,012,286	4,049
Issue shares based upon reset provisions	—	—	—	—	—	—	20,885	84
Issuance of Series C preferred stock in a private placement in March 1999	—	—	—	—	101,300	1,013	—	—
Exercise of Warrants pursuant to cashless exercise provisions	—	—	—	—	—	—	37,500	150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1999	—	—	73,884	739	101,300	1,013	11,077,790	44,311
Conversion of preferred to common stock	—	—	(73,884)	(739)	(14,550)	(146)	2,375,083	9,500
Private placement of common stock, March 2000	—	—	—	—	—	—	2,259,494	9,039
Capital contribution by shareholder	—	—	—	—	—	—	—	—
Exercise of options and warrants	—	—	—	—	—	—	29,254	117
Shares issued pursuant to acquisition of Subsidiary	—	—	—	—	—	—	800,000	3,200
Elimination of contributed capital related to joint venture no longer consolidated	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2000	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2001	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2002	—	—	—	—	86,750	867	16,541,621	66,167
Conversion of preferred to common stock	—	—	—	—	(50,000)	(500)	1,538,450	6,153
Common stock warrants issued in conjunction with convertible notes payable	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	—	—	36,750	367	18,080,071	72,320

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Conversion of preferred to common stock	(3,661)	—	—	—	—	—	—
Issue shares based upon reset provisions	(84)	—	—	—	—	—	—
Issuance of Series C preferred stock in a private placement in March 1999	9,283,726	—	—	—	—	—	9,284,739
Exercise of Warrants pursuant to cashless exercise provisions	27,000	—	—	—	—	—	27,150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	2,099,200	—	—	—	—	—	2,099,200
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(7,867,563)	(7,867,563)

Balance at December 31, 1999	35,406,036	(422)	(156,124)	—	—	(21,225,840)	14,069,713
Conversion of preferred to common stock	(8,615)	—	—	—	—	—	—
Private placement of common stock, March 2000	24,186,656	—	—	—	—	—	24,195,695
Capital contribution by shareholder	93,637	—	—	—	—	—	93,637
Exercise of options and warrants	271,273	—	—	—	—	—	271,390
Shares issued pursuant to acquisition of Subsidiary	7,596,800	—	—	—	—	—	7,600,000
Elimination of contributed capital related to joint venture no longer consolidated	(2,099,200)	—	—	—	—	—	(2,099,200)
Amortization of deferred compensation	—	—	156,124	—	—	—	156,124
Foreign currency translation adjustment	—	—	—	—	80,009	—	80,009
Net loss	—	—	—	—	—	(16,276,749)	(16,276,749)

Balance at December 31, 2000	65,446,587	(422)	—	—	80,009	(37,502,589)	28,090,619
Foreign currency translation adjustment	—	—	—	—	(38,894)	—	(38,894)
Net loss	—	—	—	—	—	(15,109,753)	(15,109,753)

Balance at December 31, 2001	65,446,587	(422)	—	—	41,115	(52,612,342)	12,941,972
Foreign currency translation adjustment	—	—	—	—	354,789	—	354,789
Net loss	—	—	—	—	—	(9,425,564)	(9,425,564)

Balance at December 31, 2002	65,446,587	(422)	—	—	395,904	(62,037,906)	3,871,197
Conversion of preferred to common stock	(5,653)	—	—	—	—	—	—
Common stock warrants issued in conjunction with convertible notes payable	142,500	—	—	—	—	—	142,500
Foreign currency translation adjustment	—	—	—	—	10,175	—	10,175
Net loss	—	—	—	—	—	(3,286,100)	(3,286,100)

Balance at December 31, 2003	65,583,434	(422)	—	—	406,079	(65,324,006)	737,772

F-7

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Exercise of warrants	—	—	—	—	—	—	338,400	1,354
Conversion of bridge notes to common stock	—	—	—	—	—	—	7,486,430	29,945
Private placement of common stock	—	—	—	—	—	—	10,166,667	40,667
Issuance of warrants
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—	36,750	$367	36,071,568	$144,286
Private placement of common stock	—	—	—	—	—	—	25,343,430	101,374
Issuance of warrants	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2005	—	$—	—	$—	36,750	$367	61,414,998	$245,660
Stock based compensation expense	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2006	—	$—	—	$—	36,750	$367	61,414,998	$245,660

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Exercise of warrants	47,037	—	—	—	—	—	48,391
Conversion of bridge notes to common stock	943,330	—	—	—	—	—	973,275
Private placement of common stock	2,737,190	—	—	—	—	—	2,777,857
Issuance of warrants	115,466						115,466
Foreign currency translation adjustment	—	—	—	—	20,739	—	20,739
Net loss	—	—	—	—	—	(3,457,908)	(3,457,908)

Balance at December 31, 2004	$69,426,457	$(422)	$—	$—	$426,818	$(68,781,914)	$1,215,592
Private placement of common stock	7,449,448	—	—	—	—	—	7,550,822
Issuance of warrants	435,705	—	—	—	—	—	435,705
Foreign currency translation adjustment	—	—	—	—	28,864	—	28,864
Net loss	—	—	—	—	—	(3,703,768)	(3,703,768)

Balance at December 31, 2005	$77,311,610	$(422)	$—	$—	$455,682	$(72,485,682)	$5,527,215
Stock based compensation expense	148,548	—	—	—	—	—	148,548
Foreign currency translation adjustment	—	—	—	—	23,535	—	23,535
Net loss	—	—	—	—	—	(5,355,500)	(5,355,500)

Balance at December 31, 2006	$77,460,158	$(422)	$—	$—	$479,217	$(77,841,182)	$343,798

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows

	Year ended December 31,		Period from January 12, 1990 (Incorporation) to December 31, 2006
	2006	2005
Operating activities
Net loss	$(5,355,500)	$(3,703,768)	$(77,841,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,434	315,039	4,783,722
Amortization of discount on convertible notes payable	—	—	142,500
Extraordinary gain related to negative goodwill on consolidated subsidiary
	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Employee Stock Option Expense	148,548	—	148,548
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer
	—	—	449,000
Loss on sale of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(119,980)	(16,306)	(84,197)
Inventory	3,286	(1,090)	30,667
Prepaid expenses and other current assets	74,016	45,259	(33,682)
Research and development tax credit receivable	81,087	146,582	320,488
Accounts payable and accrued liabilities	731,967	(377,463)	1,060,627
Deferred revenue	52,295	(118,665)	150,307
Amount payable to Former Officer	—	—	80,522

Net cash used in operating activities	$(4,093,847)	$(3,710,412)	$(65,933,668)

Investing activities
Purchases of marketable securities	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(40,307)	(292,004)	(3,602,663)
Proceeds from sale of furniture and equipment	—	—	51,119
Cash acquired in acquisition of control of joint venture	—	—	991,634
Organization costs incurred	—	—	(622,755)

Net cash used in investing activities	$(40,307)	$(292,004)	$(3,182,665)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,		Period from January 12, 1990 (Incorporation) to December 31, 2006
	2006	2005
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	7,986,527	68,852,491

Net cash provided by financing activities	—	7,986,527	70,130,342

Effect of exchange rate changes on cash	45,574	28,278	470,561

Net increase (decrease) in cash	(4,088,580)	4,012,389	1,484,570
Cash at beginning
of period	5,573,150	1,560,761	—

Cash at end of period	$1,484,570	$5,573,150	$1,484,570

Supplemental disclosure of cash flow information
Interest Paid	$—	$—	$—

Non-cash activity:
Issuance of restricted stock compensation	$—	$—	$25,000

Common stock warrants issued with convertible notes	$—	$—	$142,500

Conversion of bridge loan into common stock	$—	$—	$950,000

Payment of interest with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

In August 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic) each a French societe anonyme based in Paris, France with principal its operating facility in Lyon, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s December 31, 2006 consolidated balance sheet includes approximately $(17,398) in net assets related to these subsidiaries.

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

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2006, the Company incurred a net loss of $5,355,500 and a use of cash in operating activities of $4,093,847. The Company’s cash requirements were satisfied through a private placement of common stock in April 2005 (see Note 4), maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. However, the Company does not have sufficient resources to maintain its existing plan of operations throughout 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that additional debt or equity financing will be required to fund ongoing operations in 2007. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there is no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2007. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

Holdings and Genopoietic use the Euro as their functional currency as required by the European Union. The Australian Joint Venture Companies and AVAX Holdings used the Australian Dollar as their functional currency prior to the discontinuance of operations discussed above.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $160,678 received from a grant for which the services had not been provided as of December 31, 2006.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at December 31, 2006. The Company generally does not charge interest on accounts receivable.

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

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This accounting standard requires that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed its annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was reasonable.

Prior to the adoption of SFAS No. 142, the company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods the adjusted loss from continuing operations would be $77,950,369 and the adjusted net loss would be $77,954,214.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company’s pro forma information follows:

	Year Ended December 31,
	2006	2005

Net loss as reported	$(5,355,500)	$(3,703,768)
Stock based compensation expense as reported	148,548	—
Stock based compensation expense under fair value method	(148,548)	(211,722)

Pro forma net loss attributable to common stockholders	$(5,355,500)	$(3,915,490)

Pro forma net loss per share – basic and diluted	$(0.09)	$(0.07)

Net loss per share, as reported – basic and diluted	$(0.09)	$(0.07)

The Company maintains two employee stock option plans, a director stock option plan and has issued non-qualified stock options to an executive officer and a director outside of the existing stock option plans, which non-plan option grants have been approved by the Board of Directors and the stockholders of the Company. These plans are more fully discussed in the Form 10-KSB filed for the year ended December 31, 2006. In addition, the Company issues warrants to consultants at the discretion of the Board of Directors of the Company. The Company accounts for warrants granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock warrants utilizing the Black-Scholes option-pricing model.

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. The estimated weighted average fair value of options granted was calculated based on the following assumptions:

	Tweleve Months Ended December 31, 2005	Twelve Months Ended December 31, 2006
Expected term (in years)	4.00	4.50
Volatility	95.0%	79.4%
Risk-free interest rate	2.75%	4.30%
Expected dividends	0	0

For the twelve months ended December 31, 2006, compensation expense of $81,578 was charged to administrative expenses and $66,970 was charged to research and development expenses related to stock options outstanding and not vested. As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $255,572, which is expected to be allocated to expenses over a weighted-average period of 14 months.

The fair value of option grants is estimated at the date of grant using the Black-Scholes model.

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at December 31, 2006.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 – $0.04	31,250	0.33	31,250	0.33

$0.125 – $0.17	8,798,050	2.37	8,243,050	2.21

$0.29 – $0.47	15,620,240	3.35	14,233,943	3.14

$0.89 – $0.91	280,000	1.73	280,000	1.73

$2.47 – $3.375	265,000	1.66	265,000	1.66

$8.25	125,000	4.84	125,000	4.84

$8.813	50,000	0.44	50,000	0.44

	25,169,540		23,228,243

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 may have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has reviewed the guidance of SAB 108 and has determined that the adoption of SAB No. 108 did not have any impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 may have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, with limited exceptions, this pronouncement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As we do not have any defined benefit pension plans or other postretirement plans, the adoption of this standard did not have any impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. As we have provided a full valuation allowance to reserve for our net deferred tax assets at December 31, 2006, the adoption of this standard will not have a material impact on our results of operations, financial condition, or cash flows.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method and therefore did not restate results for prior periods. Prior to January 1, 2006 we accounted for share-based compensation arrangements in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the modified prospective method, new awards are valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of January 1, 2006 are recognized as compensation cost over the remaining requisite service periods, as prior periods may not be restated. The adoption of SFAS 123R increased our expenses and reported net loss for 2006 by $148,548.

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

In December 1996, the Company entered into an agreement with Rutgers University to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer. During 2004, the Company agreed with Rutgers to cancel the license agreement and all the Company’s obligations associated with the license agreement.

In February 1997, the Company licensed from The Texas A&M University System an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogren compounds is no longer a significant part of the Company’s plan of operation. The Company has been notified by Texas A&M that Texas A&M considers the Company to be in violation of the license agreement and that the Company’s rights under the license agreement have been revoked. The Company disputes the contention by Texas A&M and the Company is attempting to return the technology to the University.

3.   Contractual Joint Manufacturing Alliance

In February 2004, the Company entered into a manufacturing alliance with OPISODIA, SAS, a French pharmaceutical company (“OPI”) that provided approximately $1,500,000 (US) funding per year from OPI for its allocated share of the manufacturing expenses for the combined French facilities of the Company and OPI for 2005, which were under the management of Genopoietic, a French subsidiary. Pursuant to the contract the total manufacturing expenses incurred are allocated to OPI based upon a pre-determined allocation of the total number of personnel available to work on the OPI contract. The expenses allocated to the OPI contract do not represent additional costs incurred in performing work under the OPI contract but instead represent ongoing research and development expenses that are allocated to the contract pursuant to the negotiated contractual terms. This expense allocation does not represent costs incurred by the Company in performing the contract. The Company and OPI agreed to terminate this agreement as of May 31, 2005. Revenues of $546,803 recognized from the OPI contract for the year ended December 31, 2005.

4.   Equity Transactions

Common and Preferred Stock

In May 1996, the Company’s authorized capital was increased to 50,000,000 shares of common stock, par value $.004, and 5,000,000 shares (of which 2,500,000 shares were designated as Series A preferred stock, 300,000 shares were designated as Series B preferred stock and 120,000 shares were designated as Series C preferred stock) of preferred stock, par value $.01. In June 1998, the Company’s authorized common stock, par value $.004, was decreased to 30,000,000 shares. In January 2004, the Company’s authorized common stock, par value $.004, was increased to 150,000,000 shares. As of June 2006, no shares of the Series B preferred stock were issued or outstanding, and the Certificate of Designation for the Series B preferred stock was cancelled.

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

During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. During 2001 holders of 50,000 shares of the Series C Preferred stock converted these shares into 1,538,450 fully paid nonassessable shares of common stock. The 36,750 shares of Series C preferred stock, outstanding at December 31, 2006, is convertible into 1,130,755 shares of common stock excluding the effect of any fractional shares.

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

The following summarizes activity in the 1992 Plan:

Number of Options

Granted	276,375
Canceled	(246,375)

Balance at December 31, 1995, 1996 and 1997	30,000
Granted	600,000

Balance at December 31, 1998	630,000
Granted	955,397
Expired	(240,000)

Balance at December 31, 1999	1,345,397
Granted	430,000
Expired	(13,430)
Exercised	(7,955)

Balance at December 31, 2000	1,754,012
Granted	1,039,696
Expired	(386,684)

Balance at December 31, 2001	2,407,024
Expired	(567,365)

Balance at December 31, 2002	1,839,659
Expired	(1,058,755)

Balance at December 31, 2003	780,904
Expired	(1,621)

Balance at December 31, 2004	779,283
Expired	(195,000)

Balance at December 31, 2005	584,283
Expired	(353,889)

Balance at December 31, 2006	230,394

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

The following summarizes activity in the 2001 Plan:

Granted	175,108

Balance at December 31, 2001	175,108
Expired	(59,435)

Balance at December 31, 2002	115,673
Expired	(90,688)

Balance at December 31, 2003	24,985
Granted	1,155,000
Expired	(379)

Balance at December 31, 2004	1,179,606
Granted	873,250
Expired	—

Balance at December 31, 2005 & 2006	2,052,856

Director Option Plan

In June 2000, the Company adopted the 2000 Director Stock Option plan and authorized the plan to issue up to 480,000 shares of common stock as compensation to the outside directors of the Company for services to be received from the Directors. During 2000, each of the Company’s six outside directors received options to purchase 40,000 shares of common stock, which vest quarterly at the rate 2,500 shares, with the first vesting period being January 1, 2000. Pursuant to the plan documents an additional 40,000 options per director were issued as of January 1, 2004, vesting over a four-year period. Pursuant to a change in the plan an additional 30,000 options per director were issued on January 1, 2006, vesting over a one-year period. The Company will obtain shareholder approval to increase the authorized number of shares under the option plan.

The following summarizes activity in the Director Option Plan:

Granted	240,000

Balance at December 31, 2001, 2002 & 2003	240,000
Granted	160,000

Balance at December 31, 2004 & 2005	400,000
Granted	120,000

Balance at December 31, 2006	520,000

Stock Options – Other

The Company, with the authorization of the board of directors, issues nonqualified stock options to employees, directors, advisors, consultants and members of the scientific advisory board of the Company. The exercise price, expiration date and vesting period of the options are determined by the Board of Directors at the date of grant.

The following summarizes other stock option grants:

Granted	571,373

Balance at December 31, 1996	571,373

Granted	580,644

Balance at December 31, 1997	1,152,017

Granted	103,404

Balance at December 31, 1998	1,255,421

Granted	20,000

Balance at December 31, 1999	1,275,421

Granted	27,382
Exercised	(9,688)

Balance at December 31, 2000	1,293,115

Issued	135,000

Expired	(280,000)

Balance at December 31, 2001	1,148,115

Expired	(53,000)

Balance at December 31, 2002	1,095,115

Expired	(501,685)

Balance at December 31, 2003	593,430

Expired	(360,644)

Balance at December 31, 2004	232,786
Granted	775,000

Expired	(71,000)

Balance at December 31, 2005	936,786
Expired	(61,786)

Balance at December 31, 2006	875,000

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

The following summarizes warrant grants:

Granted	7,750

Balance at December 31, 1993, 1994	7,750
Granted	165,612

Balance at December 31, 1995	173,362
Granted	931,152
Exercised	(156,250)

Balance at December 31, 1996	948,264
Granted	418,569
Exercised	(88,769)
Expired	(25,000)

Balance at December 31, 1997	1,253,064
Granted	115,000
Expired	(7,750)

Balance at December 31, 1998	1,360,314

Granted	997,801
Exercised	(75,000)

Balance at December 31, 1999	2,283,115
Granted	444,710

Exercised	(27,588)
Expired	(250,654)

Balance at December 31, 2000, 2001 & 2002	2,449,583
Granted	7,308,000
Expired	(84,000)

Balance at December 31, 2003	9,673,583
Granted	4,371,783
Exercised	(338,400)
Expired	(1,110,185)

Balance at December 31, 2004	12,596,781
Granted	9,723,657
Expired	(444,710)

Balance at December 31, 2005	21,875,728

Granted	270,000
Expired	(654,438)

Balance at December 31, 2006	21,491,290

Authorized but unissued shares of common stock were reserved for issuance at December 31, 2006 as follows:

Series C convertible preferred stock	1,130,755
1992 Stock option plan	2,500,000
2001 Stock option plan	2,500,000
2000 Directors option plan	520,000
Non plan options	875,000
Warrants to purchase common stock	3,868,660
Warrants to purchase common stock pursuant to the 2003 Bridge Financing	6,969,600
2004 Series A Warrants	1,525,000
2004 Series B Warrants	1,525,000
2005 Series A Warrants	3,801,515
2005 Series B Warrants	3,801,515

29,017,045

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
	Options and Warrants	Weighted- Average Exercise Price	Options and Warrants	Weighted- Average Exercise Price
Outstanding at beginning of year	25,849,652	$0.53	15,188,456	$0.99
Granted	390,000	0.32	11,371,906	0.41
Exercised	—	—	—	—
Forfeited	(1,070,112)	3.71	(710,710)	8.32

Outstanding at end of year	25,169,540	$0.39	25,849,652	$0.53

Exercisable at end of year	24,580,321	$0.56	23,610,558	$0.56

Exercise prices for options and warrants outstanding range from $0.13 to $8.24. The option and warrant contracts expire at various times through January 2016. The weighted-average grant date fair value of options granted during the years 2006 and 2005 were $0.18 and $0.20, respectively.

6.   ANVAR Advances

The Company’s French subsidiary receives financial support from a French governmental agency (ANVAR). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the December 31, 2006 balance of $362,109 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $75,121 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

7.   Income Taxes

At December 31, 2006, the Company has net operating loss carryforwards of $75,911,918 for income tax purposes. U. S. and state tax losses of $67,995,650 expire in varying amounts between 2007 and 2024, if not utilized. Foreign losses of $7,916,268 continue indefinitely and may be applied against future income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows:

December 31, 2006
Deferred tax assets:
Net operating losses	$29,150,000
Deferred compensation	413,000
Depreciation	283,000
Other	1,000

Total deferred tax assets	$29,847,000
Valuation allowance	(29,847,000)

Net deferred tax assets	$—

The valuation allowance at December 31, 2005 was $27,793,000.

Under Section 382 of the Tax Reform Act of 1986, the Company’s net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company’s stock occurred over a three-year period.

The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

	Year Ended December 31,
	2006	2005
Income taxes (benefit) at statutory rate	$(1,819,000)	$(1,259,000)
State income taxes, net of federal benefit	(235,000)	(163,000)
Change in the valuation allowance	2,054,000	1,422,000
Other	—	—

Income tax provision (benefit)	$—	$—

8.   Commitments and Contingencies

Leases

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space. The first month’s rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary. This letter of credit automatically renews each December and will be reduced by the amortized reduction of the landlord investment each year. A certificate of deposit in the amount of $57,049 at December 31, 2006 is held by the bank as collateral for the letter of credit.

In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France. The lease may be cancelled by the Company after July 2009.

In November of 2001, the Company entered into a three-year lease agreement for office space. This lease expired during November, 2004 and was not renewed.

Rent expense under these agreements was approximately $343,043 and $331,832 for the years ended December 31, 2006 and 2005, respectively. Future minimum rental payments required under non-cancelable operating leases with initial or recurring terms of more than one year as of December 31, 2006 are $329,189 in 2007, $176,793 in 2008 and $88,397 in 2009.

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

9.   Property, Plant and Equipment

The following shows the composition of the assets included in property, plant and equipment at December 31, 2006:

	Cost	Accumulated Depreciation	Net
Office furniture and equipment	$312,452	$287,677	$24,785
Manufacturing facility and related equipment	3,655,476	2,801,020	854,456

Total	$3,967,928	$3,088,687	$879,241

Depreciation expense was $290,434 and $315,039 for the years ended December 31, 2006 and 2005, respectively.

10.   Employee Benefit Plan

During 1996, the Company established a discretionary 401(k) plan for all U.S. employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company was not required to make a contribution in 2006 or 2005.

11.   Related Party Transactions

During 2006 and 2005 the Company paid additional cash compensation of $126,000 per year to one of its Board Members who took a more active role in assisting existing management of the Company. It is anticipated that this role will continue until such time as additional management personnel are hired. The compensation was voted upon and approved by the Compensation Committee of the Board of Directors.

The Company receives administrative support services in the form of office space and administrative services from a partnership in which Richard Rainey, President, is a partner. The Company is not charged for these services and does not record any expenses associated with the services due to the limited value of these services.

12.   Subsequent Events

On August 1, 2006, the stockholders of the Company approved an increase in the authorized common stock from 150,000,000 to 500,000,000. Effective February 20, 2007, the Company increased the aggregate number of shares that the Company has authority to issue to 505,000,000, of which 5,000,000, par value $0.01 per share, are designated as preferred stock, and 500,000,000, par value $0.004 per share, are designated common stock.

On April 13, 2007, the Company closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited and institutional investors. The Company received gross proceeds of approximately $10,007,500, and incurred offering-related expenses of $589,350 payable to advisors related to the fundraising. In connection with the private placement, the Company also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. All warrants issued in this private placement expire on April 13, 2012.