Form 10QSB
period 2007-03-31
AVAX TECHNOLOGIES INC
filed 2007-05-21
CIK 1015441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,605,753 as of May 14, 2007.

Transitional Small Business Disclosure Format: ☐ Yes	☒ No

AVAX TECHNOLOGIES, INC.

Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS – As of December 31, 2006 and March 31, 2007 (Unaudited)	Page 1

Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) – For the Three Months Ended March 31, 2007 and 2006 and for the Period from January 12, 1990 (Incorporation) through March 31, 2007

Page 2
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) – For the Three Months Ended March 31, 2007 and 2006 and for the Period from January 12, 1990 (Incorporation) through March 31, 2007	Page 3
	Notes to Consolidated Financial Statements	Page 5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 10

Item 3.	Controls and Procedures	Page 17

PART II - OTHER INFORMATION

Item 6.	Exhibits	Page 18

Signatures		Page 19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Balance Sheets

	December 31, 2006	March 31, 2007
Assets		(Unaudited)
Current assets:
Cash	$1,484,570	$921,101
Accounts receivable	220,161	89,539
Inventory	10,508	12,742
VAT receivable	50,937	64,109
Prepaid expenses and other current assets	210,343	190,507
Total current assets	1,976,519	1,277,998
Property and equipment, at cost	3,967,928	4,008,981
Less accumulated depreciation	3,088,687	3,174,913
Net property, plant and equipment	879,241	834,068
Goodwill	188,387	188,387
Total assets	$3,044,147	$2,300,453

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,460,644	$1,662,548
Accrued and withheld payroll taxes and liabilities	716,918	810,109
Deferred revenue	160,678	451,175
ANVAR advances	362,109	366,966
Total current liabilities	2,700,349	3,290,798
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock: Issued and outstanding shares –36,750 (liquidation preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2006 and 500,000,000 at March 31, 2007
Issued and outstanding shares – 61,414,998 at December 31, 2006 and March 31, 2007	245,660	245,660
Additional paid-in capital	77,460,158	77,492,063
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	479,217	439,017
Deficit accumulated during the development stage	(77,841,182)	(79,167,030)
Total stockholders’ equity (deficit)	343,798	(990,345)
Total liabilities and stockholders’ equity (deficit)	$3,044,147	$2,300,453

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) Through March 31,
	2006	2007	2007
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	147,363	144,547	6,549,369
Total revenue	147,363	144,547	8,500,369

Costs and expenses:
Research and development	1,087,199	1,009,789	48,661,557
Acquired in process research and development			4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	421,565	470,919	35,716,008
Total operating loss	(1,361,401)	(1,336,161)	(84,429,983)
Other income (expense):
Interest income	48,866	10,313	5,935,672
Interest expense	—	—	(812,067)
Other, net	—	—	143,193
Total other income (expense)	48,866	10,313	5,266,798
Loss from continuing operations	(1,312,535)	(1,325,848)	(79,163,185)
Loss from discontinued operations	—	—	(3,845)
Net loss	(1,312,535)	(1,325,848)	(79,167,030)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(1,312,535)	$(1,325,848)	$(81,037,063)

Loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	61,414,998	61,414,998

Net loss	$(1,312,535)	$(1,325,848)
Foreign currency translation gain (loss)	2,466	(40,200)
Net comprehensive loss	$(1,310,069)	$(1,366,048)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period from January 12, 1990 (Incorporation) Through March 31,
	2006	2007	2007
Operating activities
Net loss	$(1,312,535)	$(1,325,848)	$(79,167,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,733	72,998	4,856,720
Stock-based compensation expense	40,673	31,905	180,453
Amortization of discount on convertible notes payable	—	—	142,500
Amortization of deferred gain on joint venture	—	—	(902,900)
Equity in net loss of joint venture	—	—	(186,295)
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(1,805,800)
Cumulative effect of change in accounting	—	—	1,703,763
Compensatory stock issue	—	—	(80,427)
Minority interest in net loss of consolidated subsidiary	—	—	4,420,824
Acquired in-process research and development charge	—	—	3,416,091
Write down of acquired intellectual property and other intangibles	—	—	25,000
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(100,798)	131,807	47,610
Inventory	(298)	(2,065)	28,602
Prepaid expenses and other current assets	47,910	8,360	(25,322)
Accounts payable and accrued liabilities	182,813	288,293	1,348,920
Deferred revenue	—	287,834	438,141
Research and development tax credit receivable	81,087	—	320,488
Amount payable to former officer	—	—	80,522
Net cash used in operating activities	(988,415)	(506,716)	(66,440,384)
Investing activities
Purchase of marketable securities and short-term investments	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(15,393)	(22,788)	(3,625,451)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	991,634
Cash acquired in acquisition of control of joint venture	—	—	(622,755)
Net cash used in investing activities	(15,393)	(22,788)	(3,205,453)

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) Through March 31,
	2006	2007	2007
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	68,852,491
Net cash provided by financing activities	—	—	70,130,342

Effect of exchange rate changes on cash	3,295	(33,965)	436,596

Net increase (decrease) in cash	(1,000,513)	(563,469)	921,101
Cash at beginning of period	5,573,150	1,484,570	—
Cash at end of period	$4,572,637	$921,101	$921,101

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072
Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000
Common stock warrants issued in conjunction with convertible notes payable	$—	$—	$142,500
Conversion of bridge loans into common stock	$—	$—	$950,000
Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

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

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme, with its principal operating facility in Lyon, France. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilitylocated in Lyon. The Company’s March 31, 2007, consolidated balance sheet includes approximately $250,671 in net assets related to these subsidiaries.

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

Basis of Presentation

The financial information as of March 31, 2007, and for the three-month period ended March 31, 2007 and 2006, contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in the Company’s annual report on Form 10-KSB.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $201,175 received from a grant for which the services had not been provided as of March 31, 2007. In February 2007 the Company entered into a collaborative agreement with Cancer Treatment Centers of America for work related to clinical trials and certain production activities out of the Company’s facility in Philadelphia, Pennsylvania. In accordance with the agreement, the Company received $250,000 as an up-front payment related to re-commissioning its Philadelphia facility. These amounts are treated as deferred revenue until such time as the facility launches operations.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at March 31, 2007. The Company generally does not charge interest on accounts receivable.

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

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

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

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $79,276,217 and the adjusted net loss would be $79,280,062.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123(R) using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the three months ended March 31, 2007, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the three-month period January 1, 2007, through March 31, 2007, there were no options or warrants issued. For the three months ended March 31, 2006, the estimated weighted average fair value of options granted was calculated at $0.18 per share based on the following assumptions:

Three Months Ended March 31, 2006
Expected term (in years)	4.50
Volatility	79.4%
Risk-free interest rate	4.30%
Expected dividends	0

Compensation expense of $17,538 and $14,925 was charged to administrative expenses for the three months ended March 31, 2007 and 2006, respectively, while $14,367 and $25,748 was charged to research and development expenses related to stock options outstanding and not vested for the same periods.

A summary of applicable stock option and warrant activity and related information for the three months ended March 31, 2007, is as follows:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	25,169,540	$0.39
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	25,169,540	$0.39
Exercisable at end of period	23,599,384	$0.40

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The option and warrant contracts expire at various times through January 2016. The weighted-average grant date fair value of options granted during the years 2006 were $0.18.

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at March 31, 2007.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 - $0.04	31,250	0.08	31,250	0.08
$0.125 - $0.17	8,798,050	2.12	8,358,050	1.99
$0.29 - $0.47	15,620,240	3.08	14,490,084	2.92
$0.89 - $0.91	280,000	1.49	280,000	1.49
$2.938	265,000	3.46	265,000	3.46
$8.240	125,000	3.28	125,000	3.28
$8.813	50,000	0.05	50,000	0.05
	25,169,540		23,599,384

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

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

The Company’s French subsidiary received financial support from a French governmental agency (“ANVAR”). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the March 31, 2007, balance of $366,966 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $75,121 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

4.	Subsequent Events

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

CAUTIONARY STATEMENT REGARDING FFORWARD-LOOKING STATEMENTS

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•

Our history of operating losses, our continuing cash requirements, our need to raise additional capital by June 30, 2008, and the uncertainty of our prospects of reaching a meaningful level of revenues.

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, under Item 1 – “Description of Business – Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $79,167,030 as of March 31, 2007. We incurred net losses of $1,325,848 and $1,312,535 for the three months ended March 31, 2007 and 2006, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

Research and development costs incurred through March 31, 2007, were $48,661,557. Research and development costs were $1,009,789 and $1,087,199 for the three months ended March 31, 2007 and 2006, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

Our current cash resources will permit us to enroll patients in the Phase III Registration Study throughout 2007, to fund the costs associated with the anticipated Phase III clinical sites and to complete the evaluation of data from the Phase I-II study as they become available. If we are able to raise additional capital in 2007, we might accelerate the Phase III study by adding more clinical sites.

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

Results of Operations

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006.

Revenues recognized in the first three months of 2007 were $144,547 compared with revenues of $147,363 for the same period in 2006. Revenues streams remained consistent over the prior year with approximately half of the revenues due to compassionate use vaccine patient treatments and the other half from small-scale contract manufacturing agreements.

For the first three months of 2007, our research and development expenses decreased to $1,009,789 from $1,087,199 for the same three months in 2006. Research and development expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,
	2006	2007
United States	$594,065	$467,811
France	493,134	541,978
	$1,087,199	$1,009,789

The decrease in the costs in the United States is due to the prior year including an external contract, which did not recur in the current year. In addition costs decreased due to the fact patient accrual for the Phase I/II study was suspended as all arms of the study are fully enrolled. Costs in France increased due to increased head-count added in late 2006 to prepare for the manufacturing scale-up and validations for the Phase III pivotal trial launch. In addition, the Company leased additional space in its existing facility during 2006 that resulted in higher lease costs for 2007.

For the first quarter of 2007, our selling, general and administrative expenses increased to $470,919 from $421,565 for the same three months in 2006. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,
	2006	2007
United States	$335,717	$375,277
France	85,848	95,642
	$421,565	$470,919

In the United States higher costs were incurred related to outside services and assistance from legal and securities counsel in preparing for the Phase III trial, preparing securities filings and maintaining the Company’s public company status. In France, the increase in administrative expenses is due to increased headcount and cost allocations in the preparation for the manufacturing and logistics related to the Phase III trial.

We anticipate that over the next 12 months research and development expenses will increase as compared with 2006 due to planned increases in the development activities related to the AC Vaccine.

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

We conduct our fundraising efforts in U.S. dollars, while a significant portion of our revenues and expenses are generated and incurred in currencies other than U.S. dollars, mainly Euros. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows.

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

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-QSB for the quarter ended March 31, 2007, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There have been no changes in our internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVAX Technologies, Inc.
Date: May 21, 2007	/s/ Richard P. Rainey
Richard P. Rainey President