Form 10QSB
period 2007-06-30
AVAX TECHNOLOGIES INC
filed 2007-08-14
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
☐ Yes            ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,605,753 as of August 13, 2007.

Transitional Small Business Disclosure Format:       ☐ Yes           ☒ No

AVAX TECHNOLOGIES, INC.

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS — As of December 31, 2006 and June 30, 2007 (Unaudited)	Page 3

Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) — For the Three and Six Months Ended June 30, 2007 and 2006 and for the Period from January 12, 1990 (Incorporation) through June 30, 2007

Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) — For the Six Months Ended June 30, 2007 and 2006 and for the Period from January 12, 1990 (Incorporation) through June 30, 2007	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 13

Item 3.	Controls and Procedures	Page 21

PART II - OTHER INFORMATION

Item 6.	Exhibits	Page 22

Signatures		Page 22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2006	June 30, 2007

		(Unaudited)
Assets
Current assets:
Cash	$1,484,570	$8,885,092
Accounts receivable	220,161	79,935
Inventory	10,508	12,005
VAT receivable	50,937	108,563
Prepaid expenses and other current assets	210,343	157,707

Total current assets	1,976,519	9,243,302
Property and equipment, at cost	3,967,928	4,030,590
Less accumulated depreciation	3,088,687	3,260,304

Net property, plant and equipment	879,241	770,286
Goodwill	188,387	188,387

Total assets	$3,044,147	$10,201,975

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,460,644	$2,281,867
Accrued and withheld payroll taxes and liabilities	716,918	263,456
Deferred revenue	160,678	453,372
ANVAR advances	362,109	370,972

Total current liabilities	2,700,349	3,369,667
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock:
Issued and outstanding shares –36,750 (liquidation preference – $3,675,000)	367	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2006 and 500,000,000 at June 30, 2007
Issued and outstanding shares – 61,414,998 at December 31, 2006 and 141,474,998 at June 30, 2007	245,660	565,900
Additional paid-in capital	77,460,158	86,522,087
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	479,217	433,054
Deficit accumulated during the development stage	(77,841,182)	(80,688,678)

Total stockholders’ equity	343,798	6,832,308

Total liabilities and stockholders’ equity	$3,044,147	$10,201,975

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					Period From January 12, 1990 (Incorporation)
	Three Months Ended June 30,		Six Months Ended June 30,		To June 30,
	2006	2007	2006	2007	2007

Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	279,170	58,769	426,533	203,316	6,608,138

Total revenue	279,170	58,769	426,533	203,316	8,559,138

Costs and expenses:
Research and development	1,070,509	1,041,708	2,157,708	2,051,497	49,703,265
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091

Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	525,964	623,274	947,529	1,094,193	36,339,282

Total operating loss	(1,317,303)	(1,606,213)	(2,678,704)	(2,942,374)	(86,036,196)
Other income (expense):
Interest income	40,613	84,565	89,479	94,878	6,020,237
Interest expense	—	—	—	—	(812,067)
Other, net	—	—	—	—	143,193

Total other income (expense)	40,613	84,565	89,479	94,878	5,351,363

Loss from continuing operations	(1,276,690)	(1,521,648)	(2,589,225)	(2,847,496)	(80,684,833)
Loss from discontinued operations	—	—	—	—	(3,845)

Net loss	(1,276,690)	(1,521,648)	(2,589,225)	(2,847,496)	(80,688,678)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)

Net loss attributable to common stockholders	$(1,276,690)	$(1,521,648)	$(2,589,225)	$(2,847,496)	$(82,558,711)

Loss per common share – basic and diluted	$(.02)	$(.01)	$(.04)	$(.03)

Weighted average number of common shares outstanding	61,414,998	130,037,855	61,414,998	95,915,992

Net loss	$(1,276,690)	$(1,521,648)	$(2,589,225)	$(2,847,496)
Foreign currency translation gain (loss)	13,698	(5,963)	16,164	(40,200)

Net comprehensive loss	$(1,262,992)	$(1,527,611)	$(2,573,061)	$(2,887,696)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from January 12, 1990 (Incorporation)
	Six Months Ended June 30,		To June 30,
	2006	2007	2007

Operating activities
Net loss	$(2,589,225)	$(2,847,496)	$(80,688,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,367	146,731	4,930,453
Stock based compensation expense	70,546	63,810	212,358
Amortization of discount on convertible notes payable	—	—	142,500
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	—	(80,472)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(30,534)	142,136	57,939
Inventory	(299)	(1,210)	29,457
Prepaid expenses and other current assets	97,824	(820)	(34,502)
Accounts payable and accrued liabilities	208,167	359,732	1,420,359
Deferred revenue	21,902	287,835	438,142
Research and development tax credit receivable	81,087	—	320,488
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	(1,993,165)	(1,849,282)	(67,782,950)

Investing activities
Purchase of marketable securities and short-term investments	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(25,421)	(29,175)	(3,631,838)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	—	991,634

Net cash used in investing activities	(25,421)	(29,175)	(3,211,840)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,		Period from January 12, 1990 (Incorporation) Through June 30,
	2006	2007	2007

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	9,318,359	78,170,850

Net cash provided by financing activities	—	9,318,359	79,448,701

Effect of exchange rate changes on cash	24,095	(39,380)	431,181

Net increase (decrease) in cash and cash equivalents	(1,994,491)	7,400,522	8,885,092
Cash and cash equivalents at beginning of period	5,573,150	1,484,570	—

Cash and cash equivalents at end of period	$3,578,659	$8,885,092	$8,885,092

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072

Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000

Common stock warrants issued in conjunction with convertible notes payable	$—	$—	$142,500

Conversion of bridge loans into common stock	$—	$—	$950,000

Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

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

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme, with its principal operating facility in Lyon, France. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facility located in Lyon. The Company’s June 30, 2007, consolidated balance sheet includes approximately $314,910 in net assets related to these subsidiaries.

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

Basis of Presentation

The financial information as of June 30, 2007, and for the three and six-month periods ended June 30, 2007 and 2006, contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results of operations that may be expected for the entire year.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $203,372 received from a grant for which the services had not been provided as of June 30, 2007. In February 2007, the Company entered into a collaborative agreement with Cancer Treatment Centers of America for work related to clinical trials and certain production activities out of the Company’s facility in Philadelphia, Pennsylvania. In accordance with the agreement, the Company received $250,000 as an up-front payment. These amounts are treated as deferred revenue until such time as the facility launches operations.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at June 30, 2007. The Company generally does not charge interest on accounts receivable.

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

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $80,797,865 and the adjusted net loss would be $80,801,710.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123(R) using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the six months ended June 30, 2007, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the six-month period January 1, 2007, through June 30, 2007, there were no options or warrants issued. For the six-months ended June 30, 2006, the estimated weighted average fair value of options granted was calculated at $0.18 per share based on the following assumptions:

Six Months Ended June 30, 2006

Expected term (in years)	4.50
Volatility	79.4%
Risk-free interest rate	4.30%
Expected dividends	0

Compensation expense of $35,076 and $29,850 was charged to administrative expenses for the six months ended June 30, 2007 and 2006, respectively, while $28,734 and $40,696 was charged to research and development expenses related to stock options outstanding and not vested for the same periods.

A summary of applicable stock option and warrant activity and related information for the six months ended June 30, 2007, is as follows:

	Options and Warrants	Weighted-Average Exercise Price

Outstanding at beginning of period	25,169,540	$0.39
Granted	86,330,400	$0.15
Exercised	—	—
Forfeited	50,000	$8.813

Outstanding at end of period	111,449,940	$0.20

Exercisable at end of period	110,159,299	$0.20

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The option and warrant contracts expire at various times through January 2016. The weighted-average grant date fair value of options granted during the years 2006 were $0.18.

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at June 30, 2007.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 - $0.04	31,250	0.09	31,250	0.09
$0.125 - $0.17	95,128,450	4.52	94,764,950	4.52
$0.29 - $0.47	15,620,240	2.84	14,693,099	2.71
$0.89 - $0.91	280,000	1.24	280,000	1.24
$2.938	265,000	3.21	265,000	3.21
$8.240	125,000	4.34	125,000	4.34

	111,449,940		110,159,299

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact, if any, of adopting FAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, of adopting FAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are evaluating the impact, if any, of adopting Issue 07-3 on our consolidated financial statements.

2.	License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention (see Note 1). In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder (the “Scientist”).

Under the terms of the license agreement, the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the Food and Drug Administration (“FDA”) or comparable international agency, $10,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the “Study”) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year (which includes costs incurred pursuant to the research agreement plus other internal and external costs) on the development of the Invention until commercialized in the United States. If the Company files for U.S. marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. During 2000, a payment of $25,000 was made to TJU pursuant to the license agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sub-licensees of the Invention.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

3.	ANVAR Advances

The Company’s French subsidiary received financial support from a French governmental agency (“ANVAR”). These advances, are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the June 30, 2007, balance of $370,972 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $75,121 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

4.	Private Placement of Equity Securities

On April 13, 2007, the Company closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited and institutional investors. The Company received gross proceeds of approximately $10,007,500, and incurred offering-related expenses of $689,141 payable to advisors related to the fundraising. In connection with the private placement, the Company also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. All warrants issued in this private placement expire on April 13, 2012.

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

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $80,688,678 as of June 30, 2007. We incurred net losses of $2,847,496 and $2,589,225 for the six months ended June 30, 2007 and 2006, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

The major challenge for us and others in the biopharmaceutical industry are the significant costs, time and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

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

Research and development costs incurred through June 30, 2007, were $49,703,265. Research and development costs were $2,051,497 and $2,157,708 for the six months ended June 30, 2007 and 2006, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

Also during 2002, based upon a negative reaction by authorities in Australia to an application for product reimbursement for M-Vax, we determined that we would be unable to support further the operation in Australia and a decision was made to discontinue and liquidate the Australian joint venture companies. We had not received formal rejection of our reimbursement application, but a panel of oncologists selected by the regulatory authority in Australia had recommended against governmental reimbursement for M-Vax in Australia. Subsequent to our liquidation of the Australian entity, we received formal notification of our rejection of reimbursement by the appropriate authorities. Our experience in Australia demonstrated the importance of obtaining support for the technology among the leading oncologists within a particular country or community, which we were never able to achieve in Australia during that period.

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

Eight clinical sites in the U.S. are participating in the current Phase I-II clinical study. Currently, all four arms of the study are fully enrolled and enrollment has ceased. Preliminary results from the study have been used as the basis to establish the doses for our Phase III study. We anticipate that these clinical sites will also participate in the Phase III clinical study. We likely will limit the number of clinical sites for the Phase III study to a total of 10 sites in view of our current cash resources.

Our current cash resources will permit us to enroll patients in the Phase III Registration Study throughout 2007, to fund the costs associated with the anticipated Phase III clinical sites and to complete the evaluation of data from the Phase I-II study as they become available. If we are able to raise additional capital in the remainder of 2007, we might accelerate the Phase III study by adding more clinical sites.

We also believe that the funds from our recent private offering will permit us to continue the Phase I-II clinical study for L-Vax and to commence a Phase I-II clinical study for O-Vax in the second half of 2007.

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

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact, if any, of adopting FAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, of adopting FAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are evaluating the impact, if any, of adopting Issue 07-3 on our consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2007, Compared to Three and Six Months Ended June 30, 2006.

Revenues recognized in the three and six months ended June 30, 2007 were $58,769 and $203,316, respectively, compared with revenues of $279,170 and $426,533, respectively for the same periods in 2006. Current year revenues declined due to a decrease in compassionate use sales and a decline in contract manufacturing revenue.

For the first six months of 2007, our research and development expenses decreased to $2,051,497 from $2,157,708 for the same six months in 2006. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2007	2006	2007

United States	$535,136	$584,380	$1,129,201	$1,052,191
France	535,373	457,328	1,028,507	999,306

	$1,070,509	$1,041,708	$2,157,708	$2,051,497

The decrease in expenses in the U.S. for the six months is due to lower clinical study costs and transportation costs for tumors and vaccines due to the study hitting full accrual during the second quarter. These lower costs were partially offset in the current quarter by costs incurred related to site recruitment and the retention of a CRO for the planned Phase III Registration trial in melanoma. Lower costs were seen in the three and six-month periods in France due to decreases in production for vaccines for clinical protocols.

For the first six months of 2007, our selling, general and administrative expenses increased to $1,094,193 from $947,529 for the same six months in 2006. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2007	2006	2007

United States	$399,154	$489,498	$734,871	$864,775
France	126,810	133,776	212,658	229,418

	$525,964	$623,274	$947,529	$1,094,193

In the U.S., selling, general and administrative costs increased for the three and six-month period due to higher legal and travel costs associated with SEC filings for the recruitment of a new member to the Board of Directors plus increased securities involvement related to regulatory filings and employee agreements. Costs increased slightly in France for the three and six-month periods due to higher costs associated with additional personnel costs supporting administrative and market activities and increased legal and accounting costs related to the appointment of a new General Manager and statutory filings in France.

We anticipate that over the next 12 months research and development expenses will increase as compared with 2006 due to planned increases in the development activities related to the AC Vaccine, assuming we are able to raise additional capital.

Liquidity and Capital Resources

We anticipate that our current resources should be sufficient to fund operations through all of 2007 and the first half of 2008, depending upon how aggressively we implement our development plans discussed above. Our current operating plan includes anticipated expenses relating to (1) initiating our Phase III Registration Study for M-Vax in the U.S., (2) continuing our phase I/II clinical trials for M-Vax in the U.S., (3) continuing our clinical trials for non-small cell lung cancer in the U.S., (4) continuing maintenance costs associated with our Philadelphia facility for future utilization in production or contract manufacturing, and (5) continuing costs associated with maintaining a cGMP-compliant facility in Lyon, France. We will need to raise additional capital or initiate additional contract manufacturing relationships on terms favorable to us in the first half of 2008 to continue our operations throughout all of calendar year 2008. If we are unable to raise additional capital, secure additional contract manufacturing relationships or enter into strategic alliances by the second quarter of 2008, we will have to slow our development initiatives.

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

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-QSB for the quarter ended June 30, 2007, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

There have been no changes in our internal controls over financial reporting during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AVAX Technologies, Inc.

Date: August 14, 2007

/s/ Richard P. Rainey

Richard P. Rainey
President and Chief Executive Officer