Form 10QSB
period 2007-09-30
AVAX TECHNOLOGIES INC
filed 2007-11-14
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
☐ Yes           ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,605,753 as of November 8, 2007.

Transitional Small Business Disclosure Format:       ☐ Yes           ☒ No

AVAX TECHNOLOGIES, INC.

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated BALANCE SHEETS – As of December 31, 2006 and September 30, 2007 (Unaudited)	Page 3

Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited) –
    For the Three and Nine Months Ended September 30, 2007 and 2006 and for the
    Period from January 12, 1990 (Incorporation) through September 30, 2007

Page 4
	Consolidated STATEMENTS OF CASH FLOWS (Unaudited) – For the Nine Months Ended September 30, 2007 and 2006 and for the Period from January 12, 1990 (Incorporation) through September 30, 2007	Page 5
	Notes to Consolidated Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	Page 13

Item 3.	Controls and Procedures	Page 20

PART II – OTHER INFORMATION

Item 6.	Exhibits	Page 21

Signatures		Page 22

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Balance Sheets

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash	$1,484,570	$7,683,572
Accounts receivable	220,161	70,341
Inventory	10,508	14,498
VAT receivable	50,937	91,569
Prepaid expenses and other current assets	210,343	125,101
Total current assets	1,976,519	7,985,081
Property, plant and equipment, at cost	3,967,928	4,202,363
Less accumulated depreciation	3,088,687	3,392,627
Net property, plant and equipment	879,241	809,736
Goodwill	188,387	188,387
Total assets	$3,044,147	$8,983,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,460,644	$2,776,628
Accrued and withheld payroll taxes and liabilities	716,918	303,884
Deferred revenue	160,678	463,902
ANVAR advances	362,109	390,181
Total current liabilities	2,700,349	3,934,595
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, consisting of Series C – 120,000 shares
Series C convertible preferred stock: Issued and outstanding shares – 36,700 at December 31, 2006 and 33,500 at September 30, 2007 (liquidation preference – $3,670,000 and $3,500,000)	367	335
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2006, and 500,000,000 at September 30, 2007
Issued and outstanding shares – 61,414,998 at December 31, 2006 and 141,574,997 at September 30, 2007	245,660	566,300
Additional paid-in capital	77,460,158	86,602,421
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	479,217	434,884
Deficit accumulated during the development stage	(77,841,182)	(82,554,909)
Total stockholders’ equity	343,798	5,048,609
Total liabilities and stockholders’ equity	$3,044,147	$8,983,204

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 12, 1990 (Incorporation) To September 30, 2007
	2006	2007	2006	2007
Revenue:
Gain from sale of the Product	$—	$—	$—	$—	$1,951,000
Product and contract service revenue	96,178	95,877	522,711	299,193	6,704,015
Total revenue	96,178	95,877	522,711	299,193	8,655,015

Costs and expenses:
Research and development	1,004,341	1,350,907	3,162,049	3,402,404	51,054,172
Acquired in process research and development	—	—	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	—	—	3,416,091
Amortization of acquired intangibles	—	—	—	—	715,872
Selling, general and administrative	495,368	719,286	1,442,897	1,813,479	37,058,568
Total operating loss	(1,403,531)	(1,974,316)	(4,082,235)	(4,916,690)	(88,010,512)
Other income (expense):
Interest income	32,325	108,085	121,804	202,963	6,128,322
Interest expense	—	—	—	—	(812,067)
Other, net	—	—	—	—	143,193
Total other income (expense)	32,325	108,085	121,804	202,963	5,459,448
Loss from continuing operations	(1,371,206)	(1,866,231)	(3,960,431)	(4,713,727)	(82,551,064)
Loss from discontinued operations	—	—	—	—	(3,845)
Net loss	(1,371,206)	(1,866,231)	(3,960,431)	(4,713,727)	(82,554,909)
Amount payable for liquidation preference	—	—	—	—	(1,870,033)
Net loss attributable to common stockholders	$(1,371,206)	$(1,866,231)	$(3,960,431)	$(4,713,727)	$(84,424,942)

Loss per common share – basic and diluted	$(.02)	$(.01)	$(.06)	$(.04)
Weighted average number of common shares outstanding	61,414,998	141,496,737	61,414,998	111,276,536

Net loss	$(1,371,206)	$(1,866,231)	$(3,960,431)	$(4,713,727)
Foreign currency translation gain (loss)	(4,561)	(5,963)	11,603	(44,333)
Net comprehensive loss	$(1,375,767)	$(1,872,194)	$(3,948,828)	$(4,758,060)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) To September 30, 2007
	2006	2007
Operating activities
Net loss	$(3,960,431)	$(4,713,727)	$(82,554,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221,852	222,593	5,006,315
Stock based compensation expense	105,818	144,511	293,059
Amortization of discount on convertible notes payable	—	—	142,500
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Compensatory stock issue	—	—	25,000
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Gain from sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss (Gain) on sale or abandonment of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(27,386)	154,881	70,684
Inventory	(422)	(2,947)	27,720
Prepaid expenses and other current assets	123,716	56,094	22,412
Accounts payable and accrued liabilities	293,017	881,576	1,942,203
Deferred revenue	52,294	287,835	438,142
Research and development tax credit receivable	81,087	—	320,488
Amount payable to former officer	—	—	80,522
Net cash used in operating activities	(3,110,455)	(2,969,184)	(68,902,852)

Investing activities
Purchase of marketable securities and short-term investments	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(37,436)	(123,706)	(3,726,369)
Proceeds from sale of furniture and equipment	—	—	51,119
Organization costs incurred	—	—	(622,755)
Cash acquired in acquisition of control of joint venture	—	—	991,634
Net cash used in investing activities	(37,436)	(123,706)	(3,306,371)

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,		Period from January 12, 1990 (Incorporation) To September 30, 2007
	2006	2007
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Payments received on subscription receivable	—	—	93,637
Shareholder capital contribution	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of the consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiaries	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	9,318,360	78,170,851
Net cash provided by financing activities	—	9,318,360	79,448,702
Effect of exchange rate changes on cash	19,271	(26,468)	444,093
Net increase/(decrease) in cash and cash equivalents	(3,128,620)	6,199,002	7,683,572
Cash and cash equivalents at beginning of period	5,573,150	1,484,570	—
Cash and cash equivalents at end of period	$2,444,530	$7,683,572	$7,683,572

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$197,072
Non-cash activity:
Conversion of accounts payable into notes payable	$—	$—	$25,000
Common stock warrants issued in conjunction with convertible notes payable	$—	$—	$142,500
Conversion of bridge loans into common stock	$—	$—	$950,000
Payment of interest on bridge loans with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

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

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme, with its principal operating facility in Lyon, France. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facility located in Lyon. The Company’s September 30, 2007, consolidated balance sheet includes approximately $89,510 in net assets related to these subsidiaries.

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

Basis of Presentation

The financial information as of September 30, 2007, and for the three and nine-month periods ended September 30, 2007 and 2006, contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results of operations that may be expected for the entire year.

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

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Revenue

The Company’s revenues are related to the provision of contract services and the sale of its product, the AC Vaccine Technology, for the treatment of melanoma. Contract service revenue is recognized in installments based upon the contractual agreement entered into with clients. Product revenues represent fees received or payable to the Company. Product revenue is recognized when the vaccine is received by the hospital administering the vaccine.

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $213,902 received from a grant for which the services had not been provided as of September 30, 2007. In February 2007, the Company entered into a collaborative agreement with Cancer Treatment Centers of America for work related to clinical trials and certain production activities out of the Company’s facility in Philadelphia, Pennsylvania. In accordance with the agreement, the Company received $250,000 as an up-front payment related to re-commissioning its Philadelphia facility. These amounts are treated as deferred revenue until such time as the facility launches operations.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at September 30, 2007. The Company generally does not charge interest on accounts receivable.

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

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $82,664,096 and the adjusted net loss would be $82,667,941.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The Company transitioned to SFAS 123(R) using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the nine months ended September 30, 2007, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123(R) and compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the nine-month period January 1, 2007 through September 30, 2007 there were 3,820,000 options granted to purchase common stock. The aggregate expense of these options is $382,000 that will be recognized over the expected live of the options which is estimated at 4 years. For the nine-months ended September 30, 2007 and 2006, the estimated weighted average fair value of options granted was calculated at $0.10 and $0.18 per share, respectively, based on the following assumptions:

	Three & Nine Months Ended September 30, 2006	Three & Nine Months Ended September 30, 2007
Expected term (in years)	4.50	4.00
Volatility	79.4%	75.4%
Risk-free interest rate	4.30%	3.52%
Expected dividends	0	0

Compensation expense of $76,227 and $44,774 was charged to administrative expenses for the nine months ended September 30, 2007 and 2006, respectively, while $68,284 and $61,044 was charged to research and development expenses related to stock options outstanding and not vested for the same periods.

Options and Warrants Outstanding

In addition to options and warrants granted for compensatory purposes, the Company also issues warrants from time to time in conjunction with financing transactions (see Note 4). A summary of applicable stock option and warrant activity and related information for the nine months ended September 30, 2007, is as follows:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	25,169,540	$0.39
Granted	90,155,400	$0.15
Exercised	—	—
Forfeited	50,000	$8.813
Outstanding at end of period	115,274,940	$0.20
Exercisable at end of period	110,983,503	$0.20

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The option and warrant contracts expire at various times through July 2017. The weighted-average exercise price of options granted during the the first nine months of 2007 was $0.19.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments at September 30, 2007.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.0 – $0.04	31,250	0.09	31,250	0.09
$0.125 – $0.19	98,953,450	4.41	95,470,575	4.30
$0.29 – $0.47	15,620,240	2.59	14,811,678	2.47
$0.89 – $0.91	280,000	0.99	280,000	0.99
$2.938	265,000	2.96	265,000	2.96
$8.240	125,000	4.09	125,000	4.09
	115,274,940		110,983,503

Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact, if any, of adopting FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, of adopting FAS 159 on its consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is evaluating the impact, if any, of adopting Issue 07-3 on its consolidated financial statements.

2.	License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention (see Note 1). In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder (the “Scientist”).

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Under the terms of the license agreement, the Company is obligated to (i) pay certain milestone payments as follows: $10,000 upon initiation of the first clinical trial that is approved by the U.S. Food and Drug Administration (“FDA”) or comparable international agency, $10,000 upon the first filing of a New Drug Application (“NDA”) with the FDA or comparable international agency, and $25,000 upon receipt by the Company of approval from the FDA or comparable international agency to market products, (ii) enter into a research agreement to fund a study to be performed by TJU for the development of the technology related to the Invention (the “Study”) at approximately $220,000 per annum for the first three years, and (iii) following the third year, spend an aggregate of $500,000 per year (which includes costs incurred pursuant to the research agreement plus other internal and external costs) on the development of the Invention until commercialized in the United States. If the Company files for U.S. marketing approval through a Company sponsored NDA, the Company may elect to spend less than $500,000 per year on the development of the Invention during the period of time the NDA is under review by the FDA. During 2000, a payment of $25,000 was made to TJU pursuant to the license agreement. In addition, the Company is obligated to pay royalties on its worldwide net revenue derived from the Invention and a percentage of all revenues received from sub-licensees of the Invention.

3.	ANVAR Advances

The Company’s French subsidiary received financial support from a French governmental agency (“ANVAR”). These advances, are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the September 30, 2007, balance of $390,181 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received are recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $86,707 (400,000 French Francs) is payable. The due date for the obligation has passed but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be returned to ANVAR, the Company maintains the full amount of the obligation as a current liability.

4.	Private Placement of Equity Securities

On April 13, 2007, the Company closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited and institutional investors. The Company received gross proceeds of approximately $10,007,500, and incurred offering-related expenses of $689,140 payable to advisors related to the fundraising. In connection with the private placement, the Company also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. All warrants issued in this private placement expire on April 13, 2012.

5.	Conversion of Series C Preferred

During the quarter ended September 30, 2007, 3,250 shares of Series C convertible preferred stock were converted into 99,999 shares of common stock in accordance with the conversion provisions of the Series C shares.

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, under Item 1A – “Risk Factors.”

PLAN OF OPERATION

General

Since our inception, we have concentrated our efforts and resources on the development and commercialization of biotechnology and pharmaceutical products and technologies. We have been unprofitable since our founding and have incurred a cumulative net loss of $82,554,909 as of September 30, 2007. We incurred net losses of $4,713,727 and $3,960,431 for the nine months ended September 30, 2007 and 2006, respectively. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and activities related to the conduct of our clinical trials for the AC Vaccine in the U.S. and Europe.

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

•	our inability to generate any meaningful revenues from any other products or services while we work to develop our lead products and technologies; and
•	the periodic cutbacks in our development plans and programs due to the limited cash resources from time to time in recent years.

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

Research and development costs incurred through September 30, 2007, were $51,054,172. Research and development costs were $3,402,404 and $3,162,049, for the nine months ended September 30, 2007 and 2006, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

On April 13, 2007, we closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited or institutional investors. We received gross proceeds of $10,007,500. In connection with the private placement, we also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. In addition, we agreed to pay $580,350 and to issue warrants to purchase 6,190,400 shares of common stock at a warrant exercise price of $0.15 per share to certain advisors relating to this private offering. We received net proceeds from this private offering, after offering related expenses, of approximately $9.0 million. We are using the net proceeds of this private placement to continue to implement the plan of operation described below.

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

•	Complete our current Phase I-II clinical trial in the U.S. for M-Vax for the treatment of Stage 3 and 4 melanoma patients.

•	Continue our Phase I-II clinical trial in the U.S. for L-Vax, for the treatment of patients with resectable non-small cell lung cancer.

•	Initiate a Phase I-II clinical trial in the U.S. for O-Vax, for the treatment of patients with ovarian cancer.

•	Continue the treatment of melanoma patients in Europe and South America on a compassionate use basis with M-Vax.

•

Continue our discussions with the European Medical Evaluations Agency, the FDA equivalent regulatory body for the European Union, regarding the regulatory requirements for the AC Vaccine and its continued development in Europe.

The primary focus of our plan of operation for 2008 and 2009 will be the development of M-Vax and the clinical trials in the U.S. relating to that product. In November 2006, with FDA authorization, we began our Phase III pivotal registration trial for M-Vax. In October 2006, the FDA issued to us a Special Protocol Assessment for the study, agreeing that the proposed protocol, as designed, will allow us to gain regulatory approval with the successful conduct of the study. In addition the Special Protocol Assessment indicates that we may use response rate (using RECIST criteria) as an acceptable “surrogate” endpoint as a basis to obtain accelerated approval. The Special Protocol Assessment is a written agreement between us and the FDA regarding the trial design, surrogate endpoints to be used as a basis for filing for accelerated approval of M-Vax and the statistical analysis plan necessary to support the full regulatory approval of M-Vax.

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

In June 2005, we launched a Phase I-II clinical study in the U.S. for the treatment of patients with stage 3 or 4 melanoma. Patients are treated with M-Vax after being assigned to one of four dosage arms, one of which is a zero dose. The major endpoints of this current Phase I-II clinical study are the development of immunity to the patient’s own melanoma cells and a formal assessment of the safety of M-Vax. Patients are tested for DTH response to their own DNP-modified and unmodified melanoma cells prior to treatment and after the initial seven weekly vaccine injections. DTH results are obtained at 2 ½-months, and the maximum duration of the study for an individual patient is 9 months. Currently, three arms of the study have been completed, and, in agreement with the FDA, and we have expanded the enrollment in one of the positive arms to obtain additional clinical data. While the results of the study remain blinded in accordance with FDA regulations, we anticipate completing the study and unblinding the results in the fourth quarter of 2007.

Eight clinical sites in the U.S. are participating in the current Phase I-II clinical study of M-Vax, and we are targeting 45 U.S. and European centers to participate in the Phase III pivotal registration trial.

Our current cash resources will permit us to enroll patients in the Phase III Registration Study throughout 2007, to fund the costs associated with the anticipated Phase III clinical sites through the second quarter of 2008, to complete the evaluation of data from the Phase I-II M-Vax study as they become available.

We also believe that our available funds will permit us to continue the Phase I-II clinical study for L-Vax through the first half of 2008 and to commence a Phase I-II clinical study for O-Vax in the first half of 2008. Even if those trials are successful, our current cash resources are not sufficient to fund additional clinical trials for those products without the infusion of additional capital into the company.

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control. We believe we have the current cash resources to pursue this plan of operation through June 30, 2008. The full implementation of this plan of operation beyond that time is dependent upon us obtaining additional funding or commitments for additional funding by June 30, 2008. We believe we have the facilities, the facility managers, the technical and scientific staff and consultants in place to implement this plan.

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

Results of Operations

Three and Nine Months Ended September 30, 2007, Compared to Three and Nine Months Ended September 30, 2006.

Revenues recognized in the three and nine months ended September 30, 2007, were $95,877 and $299,193, respectively, compared with revenues of $96,178 and $522,711, respectively for the same periods in 2006. Current year revenues declined due to a decrease in compassionate use sales and a decline in contract manufacturing revenue.

For the first nine months of 2007, our research and development expenses increased to $3,402,404 from $3,162,049 for the same nine months in 2006. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
United States	$537,276	$902,386	$1,666,477	$1,954,577
France	467,065	448,521	1,495,572	1,447,827
	$1,004,341	$1,350,907	$3,162,049	$3,402,404

The increase in the three and nine month costs in the U.S. relate to site initiation costs associated with the Phase III study that includes the hiring of a contract research organization for site recruitment and accrual. In addition, in the current year we added one additional research nurse for the assistance of site management for our ongoing Phase I-II studies and the oversight of our Phase III study. In Europe, there was a slight cost decrease noted during the three and nine month periods. The decrease in France was due to decline in manufacturing costs with the stopping of accrual for the Phase I-II melanoma study in the third quarter, as the bulk of the study arms had reached full enrollment. This decrease was partially offset by increased costs seen in bringing certain product release tests in-house that required the purchase and validation of equipment and procedures and a 12% increase in the Euro exchange rate.

For the first nine months of 2007, our selling, general and administrative expenses increased to $1,813,479 from $1,442,897 for the same nine months in 2006. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
United States	$392,997	$587,116	$1,127,868	$1,451,891
France	102,371	132,170	315,029	361,588
	$495,368	$719,286	$1,442,897	$1,813,479

In the U.S., selling, general and administrative costs increased for the three and nine-month period due to a $90,000 expenditure related to the recruitment of an additional member of the board of directors, and increased board costs related to meetings during the period that did not occur in the prior year. In addition, there were increased costs related to salary adjustments granted to senior management and the addition of an office manager in the current year. Finally, increased costs were incurred related to patents and trademarks counsel during the current year.

In France, cost increases for the three and nine-month period related to exchange rate differences of 12% in the current year plus increased costs associated with additional personnel costs supporting administrative and marketing activities. There were also increased legal costs associated with the appointment of a new general manager in the current year and the associated statutory filings required in France.

We anticipate that over the next 12 months, research and development expenses will increase as compared with 2007 due to planned increases in the development activities related to the AC Vaccine, assuming we are able to raise additional capital.

Liquidity and Capital Resources

We anticipate that our current resources should be sufficient to fund operations through all of 2007 and the first half of 2008, depending upon how aggressively we implement our development plans discussed above. Our current cash resources will permit us to enroll patients in the Phase III registration trial for M-Vax throughout 2007 and the first half of 2008, to fund the costs associated with the addition of anticipated Phase III clinical sites through the second quarter of 2008 and to complete the evaluation of data from the Phase I-II study of M-Vax as they become available.

We also believe that our available funds will permit us to continue the Phase I-II clinical study for L-Vax through the first half of 2008 and to commence a Phase I-II clinical study for O-Vax in the first half of 2008. Even if those trials are successful, our current cash resources are not sufficient to fund additional clinical trials for those products without the infusion of additional capital into the company.

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

We conduct our capital raising efforts in U.S. dollars, while a significant portion of our revenues and expenses are generated and incurred in currencies other than U.S. dollars, mainly Euros. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows.

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

Our principal executive officer and principal accounting officer, based on his evaluation within 90 days prior to the date of this report of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)), has concluded that, as of the end of the period covered by our 10-QSB for the quarter ended September 30, 2007, our disclosure controls and procedures are designed to ensure and are effective at ensuring that information required to be disclosed by us in our periodic filings with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

AVAX Technologies, Inc.
Date: November 14, 2007	/s/ Richard P. Rainey
Richard P. Rainey President and Chief Executive Officer