Form 10-K
period 2007-12-31
AVAX TECHNOLOGIES INC
filed 2008-04-15
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-29222

AVAX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

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

Common Stock, par value $.004 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.                    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates (assuming 100% conversion of the outstanding shares of preferred stock) computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2007, was $27,808,122.

As of April 11, 2008, 142,605,753 shares of the registrant’s common stock, par value $.004 per share, were outstanding or are issuable upon conversion of the outstanding shares of Series C Preferred Stock.

Documents incorporated by reference: None.

AVAX Technologies, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

          In this report, in other filings with the SEC and in press releases and other public communications throughout the year, AVAX Technologies, Inc. (“AVAX,” the “Company,” “we” or “us”) makes, or will make statements that plan for or anticipate the future. These forward-looking statements include statements about the future of biotechnology products and the biopharmaceutical industry, statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in the “Description of Business” section beginning on page 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other companies conducting clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in this report, under Item 1A – “Risk Factors.”

AVAX TECHNOLOGIES, INC.

PART I

ITEM 1.	Business

GENERAL

Overview

          We are a development stage biotechnology company specializing in the development and future commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. Our vaccine consists of autologous (the patient’s own) cancer cells that have been treated with a chemical (“haptenized”) to make them more visible to the patient’s immune system. We refer to our cancer vaccine technology as autologous cell vaccine immunotherapy and to the vaccine as the AC Vaccine. Our previous clinical trials for the AC Vaccine have concentrated on melanoma, ovarian carcinoma, which are our primary indications, and non-small cell lung cancer. We refer to our AC Vaccine candidates as:

•	M-Vax® for the treatment of melanoma. The current clinical status of our M-Vax program is as follows:

	o	Phase I-II – Dose-response safety and immunological efficacy study launched in June 2005 and completed in December 2007.

	o	Phase III – Registration study enrollment commenced in November 2007. The study is the subject of a Special Protocol Assessment granted by the U.S. Food and Drug Administration (“FDA”).

•	L-Vax ™ for the treatment of non-small cell lung cancer. The current clinical status of our L-Vax program is as follows:

	o	Phase I-II – Dose-response, safety and immunological efficacy study launched in December 2005.

•	O-Vax ™ for the treatment of ovarian cancer. The current clinical status of our O-Vax program is as follows:

o

Phase I-II – Dose-response, safety and immunological efficacy study anticipated to launch in 2008, subject to obtaining sufficient financing to implement fully our plan of operation described in this prospectus.

M-Vax®, L-Vax™ and O-Vax™ are registered trade names or trademarks of the company.

          We also offer biological manufacturing services to other biotechnology and pharmaceutical companies. These services are provided utilizing the same facilities and personnel that produce our products for clinical and commercial purposes. In Europe, and more recently in South America, we have made M-Vax available for patient treatment on a compassionate use basis. Compassionate use is considered for patients who have failed to respond to accepted standards of care for their cancer and are facing a prognosis of imminent death. Although it is not the primary purpose of compassionate use of our vaccine, we receive payments for the vaccine from the hospitals that contract for the acquisition of the vaccine.

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

          In August 2000, we acquired Genopoietic S.A. and its corporate affiliate, based in Lyon, France, which developed cell and gene-based therapies in collaboration with Pierre et Marie Curie University and Centre National de la Recherche Scientifique. As part of that acquisition, we acquired a biological clean room facility in Lyon, France, at which we now conduct all AC Vaccine manufacturing. In the last three years, much of our development and manufacturing efforts relating to the AC Vaccine have shifted to our Lyon facility, due to the expertise and staffing at that facility and recent developments in France and other European countries that should facilitate development of autologous products, such as the AC Vaccine, in Europe.

          The Lyon facility has been inspected, and is the subject of ongoing inspections, by AFSSAPs (the French equivalent of the U.S. Food and Drug Administration) and received the designation of “Etablissement Pharmaceutique” in 2002 and obtained the designation “Etablissement Thérapies Gèniques et Cellulaires” in 2004. The Etablissement Pharmaceutique designation is required for the production of any commercial product to be sold in France and throughout Europe. The Etablissement Therapies Geniques et Cellulaires designation is required in France for the commercial production of cell and gene therapy products.

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

          In a healthy person, tissues and organs consist of cells that are, in part, regulated by the immune system. Normal cell function is characterized by cell growth, cell division and then programmed cell death (the latter referred to as apoptosis) as new cells are generated and function in place of the original cell. Cancer is characterized by the unregulated growth of cells that proliferate as tumors, which can metastasize (i.e., spread) throughout the body, resulting in distant deposits of tumor cells, called metastases. Cancer cells have adopted many mechanisms by which they can elude the defense systems of the body. A significant feature of their proliferation is their ability to evade recognition by the patient’s immune system. The metastatic tumors disrupt normal tissue and organ functions, which in the worst circumstances leads to the death of the patient.

          We believe that for a therapy to be effective, it must eliminate or control the growth of the cancer, both at its site of origin and at the site of metastases. Patients with cancer typically undergo a first line of treatment through surgical removal of tumors. Treatments that follow surgery (referred to as adjuvant treatments) include radiation, hormone therapy and chemotherapy. Initial surgery and radiation therapy treat cancer at its origin, but are limited because certain tissues cannot be removed surgically or do not tolerate radiation. Moreover, cancers frequently spread prior to detection, and surgery and radiation cannot control metastases. Chemotherapy and hormonal therapy are frequently used to treat tumor metastases. These therapies, however, can cause severe side effects, including damage to normal tissue. Additionally, chemotherapy and hormonal therapy may shrink tumors, but rarely eliminate them completely. Our approach to the development of cancer therapies is to find targets that are novel or to discover compounds that are structurally different from existing therapies, with the intent of making the treatments more specific and less toxic.

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

          The type of immune response is characterized by the way the response was initiated through specialized cells known as lymphocytes. There are two main categories of lymphocytes: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. Each category of lymphocytes has a different role in the immune response. T-cells combat disease by killing antigen bearing cells directly or by making chemicals called cytokines that work indirectly. In this way, T-cells eliminate cancers and virally infected tissue. T-cell immunity is an example of cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. In contrast, activation of B-cells leads to the production of specific antibodies. The antibodies are secreted by B-cells and bind to antigen found on pathogens or tumor cells resulting in their destruction.

          Cancerous cells are cells that have changed (or mutated) so that they express certain antigens that may or may not be recognized as foreign by the immune system. We believe that the antigens are distinct for each patient so that effective immunization can only be accomplished by using each patient’s own cancer cells. In addition, we believe that, by a process called haptenization, the cancer antigens are changed so that they become visible to the patient’s immune system. This allows the immune system to mount a response against the cancer antigens.

Development and Clinical Programs

Autologous Cell Vaccine Immunotherapy (AC Vaccine)

          The only major program that we are presently developing for the treatment of cancer is our AC Vaccine technology, licensed from Thomas Jefferson University. The AC Vaccine immunotherapy technology is based on the concept of haptenization. This idea has a long history, beginning with the work of the immunologist and Nobel laureate Karl Landsteiner in the 1920’s. He and other scientists showed in animal models that attaching a small chemical (a hapten) to a protein allowed that protein to be recognized by the immune system, even if the animals were originally unresponsive to the protein. This work has been expanded by a number of researchers in various animal models. We now understand that a large number of T-cells (or T-lymphocytes, which are white blood cells that are crucial in tumor rejection) react against the haptenized material and that a small percentage of the T-cells also react against the unmodified, natural material. We believe that tumor antigens, which are proteins, are similarly affected by haptenization.

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

          Our leading AC Vaccine product candidate is M-Vax, which is designed as an immunotherapy for the post-surgical treatment of late stage (stages 3 and 4) melanoma. Melanoma is a highly malignant tumor that can spread so rapidly that it can be fatal within months of diagnosis. According to a report published in the British Journal of Dermatology, worldwide, the number of cases of melanoma is increasing faster than any other cancer. Although there are several causative factors, rising exposure by the general population to ultraviolet radiation in sunlight appears to be the most significant. According to the American Cancer Society, it is estimated that in 2007 there will be 59,940 new cases of melanoma in the U.S. and there will be an estimated 8,110 deaths related to melanoma.

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

          Historically, patients with stage 3 melanoma have been treated with surgery followed by a year-long regimen of the drug, alpha interferon. This is a biological drug and currently the only FDA-approved post-surgical treatment for patients with stage 3 melanoma. While alpha interferon has been proven to prolong relapse-free survival, its impact on overall survival has been questioned. Further, use of alpha interferon can be associated with many severe side effects, often leading to either reduction in dosage or complete discontinuation before the full course of treatment is completed. Due to limited efficacy and highly toxic side effects, chemotherapy has not been widely used in the treatment of stage 3 patients. Stage 4 melanoma is usually treated with chemotherapy or cytokines, such as interferon or IL-2. Long-term remissions, however, are unusual and five-year survival rate for stage 4 melanoma is very low.

Clinical Results Achieved with the AC Vaccine

          We believe that M-Vax is the first immunotherapy to suggest, from clinical trial results, that its use may result in a significant improvement in the survival rate for patients with stage 3 melanoma. There have been 214 patients with stage 3 melanoma treated with M-Vax, who had already had their lymph node tumors excised and processed into vaccines. These studies are mature, in that all surviving patients have completed the planned 5-year follow-up. The 5-year overall survival of these patients is 44%. This compares with the historical post-surgical survival rates of approximately 22–32%. In a total of over 600 patients treated with the AC Vaccine by us or at Thomas Jefferson University in clinical trials, no serious side effects have been reported. We believe that only relatively minor side effects, such as brief bouts of mild nausea and soreness and swelling at the site of the injection, have been observed to date.

          Patients who receive M-Vax may develop an immune response to their own melanoma cells as measured by a DTH test to autologous melanoma cells. DTH, which is manifest by the development of a hive at the site of injection of the test material, is known to be a measure of the activity of T-lymphocytes, which are white blood cells that are crucial in tumor rejection. In the stage 3 adjuvant studies, patients who developed positive DTH to their own melanoma cells that were not modified with the hapten had a significantly greater chance of 5-year year survival than those who did not (59% vs. 29%, P<.001). This difference is highly statistically significant. In all of these patients, DTH to autologous melanoma cells was tested in conjunction with control materials that indicated that all patients had functioning immune systems and that the DTH reactions were not artifactual.

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

          As is noted below, we currently treat patients outside the U.S. on a compassionate use basis. Certain clinicians have reported to us that they have administered the M-Vax vaccine with IL-2 or interferon, which are two current cytokine therapies available to melanoma patients. These European clinicians have reported to us what they believe were positive clinical responses to the combined treatment regimes. Additional published work in a peer-reviewed journal by another clinician who has treated patients with their DNP modified tumor cells, using techniques similar to M-Vax, followed by IL-2 reported response rates in patients of 35%. This compares with previously reported response rates of patients treated with M-Vax alone of 11%. Response rates are defined by clinical criteria known as RECIST (or Response Evaluation Criteria in Solid Tumors, as defined by the National Cancer Institute). This means that the patient’s tumors have decreased by 50% or more from their base-line evaluation (partial response), or that their tumors have completely disappeared (complete response).

          These published and unpublished reports were used by us in developing our Phase III registration trial for M-Vax, including the submissions to the FDA that supported the Special Protocol Assessment agreement we have with the FDA for accelerated approval of M-Vax.

Current Commercial and Clinical Activities with the AC Vaccine

          The FDA has authorized us to begin our Phase III registration study of M-Vax. We are not able to continue our Phase III registration study for M-Vax, beyond preliminary planning efforts, until we raise additional capital, as discussed in our Current Plan of Operation under Item 7 below. Related to the protocol, the FDA has issued to us a Special Protocol Assessment for the study, agreeing that the proposed protocol, as designed, will allow us to gain regulatory approval with the successful conduct of the study. In addition the Special Protocol Assessment indicates that we may use response rate (using modified RECIST criteria) as an acceptable “surrogate” endpoint as a basis to obtain accelerated approval. The Special Protocol Assessment is a written agreement between us and the FDA regarding the trial design, surrogate endpoints to be used as a basis for filing for accelerated approval of M-Vax and the statistical analysis plan necessary to support the full regulatory approval of M-Vax.

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

          In December 2007, we successfully completed the Phase I-II clinical trial in the U.S. for M-Vax for the treatment of Stage 3 and 4 melanoma patients. That study was launched in June 2005. Patients were treated with M-Vax after being assigned to one of four dosage arms, one of which was a zero dose. The study was designed to evaluate four doses of M-Vax with dose defined by the number of cells injected in each vaccine; the doses tested were: 5x106 cells (high dose), 2.5x106 cells (medium dose), 0.5x106 cells (low dose), and zero cells (zero dose). All dosages were administered according to a previously developed optimum schedule, which included an induction dose without adjuvant followed by low dose cyclophosphamide and then 6 doses admixed with the immunological adjuvant, BCG. Endpoints of the study were safety and an immunological endpoint of delayed-type hypersensitivity (DTH), which is a T-cell-mediated immune response to autologous melanoma cells. Patients were tested for DTH response to their own DNP-modified and unmodified melanoma cells prior to treatment and after the initial seven weekly vaccine injections. DTH results were obtained at 2 ½-months, and the maximum duration of the study for an individual patient was 9 months. The study was also designed to demonstrate that the frozen formulation of M-Vax is bio-equivalent to the original, freshly-prepared autologous, hapten-modified vaccine.

          The high dose arm of vaccine was highly effective immunologically with positive DTH responses to hapten-modified autologous melanoma cells observed in 22/29 (76%) patients following a course of M-Vax; baseline DTH responses were negative, as a condition of enrollment. In contrast, the zero dose arm was ineffective. Linear regression analysis of DTH responses of all evaluable patients showed a clear dose-response relationship when DTH responses for each patient were plotted against the M-Vax dose received. These results are important, because previously published studies by AVAX and others showed a statistically significant relationship was seen between survival and induction of DTH after M-Vax administration.

          The safety profile of M-Vax appeared to be very favorable. There were no serious adverse events attributed to M-Vax. Non-serious adverse events were similar to what has been observed in previous trials of the autologous, haptenized vaccine: mild-moderate injection site reactions in all patients, mild nausea from cyclophosphamide in some patients, and mild constitutional symptoms, such as fatigue, in some patients after M-Vax administration.

          Eight clinical sites in the U.S. participated in the Phase I-II clinical study of M-Vax, and we are targeting up to 50 centers in the U.S., Europe and Israel to participate in the Phase III registration trial.

          In March 2005, we submitted a Biological License Application filing with AFSSAPs (the French counterpart of the U.S. FDA) for the treatment of stage 3 and 4 melanoma patients in France. In February 2006, AFSSAPs notified us that the filing was not approvable with the current data and that additional data would be necessary to support an approval. We are continuing to work with AFSSAPs to define what additional data are necessary and to evaluate the opportunities to treat patients in France under a compassionate use protocol while we are generating the additional data.

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

          In working with the FDA to resolve the issues identified as part of the clinical hold, we concluded that (1) it would no longer be feasible to continue the clinical development of the original AC Vaccine format without the ability to ensure clinical samples have completed sterility testing prior to administration (referred to as the “fresh” vaccine product format), and (2) a revised product format needed to be established, tested and reviewed by the FDA which allowed us to test the vaccine for sterility prior to administration of the vaccine to patients. Through these research and development activities, we developed a new product format for the production and distribution of the AC Vaccine, referred to as the “frozen” vaccine technology. Based upon the changes to the manufacturing of the product, the FDA recommended that we consider preparing and filing new Investigational New Drug Applications for the frozen vaccine. At the recommendation of the FDA, we inactivated the INDs for M-Vax and O-Vax, given the FDA’s view that the revisions to the manufacturing process, necessary to address the FDA’s concerns, would result in a new product from a regulatory perspective and given the FDA’s recommendation that we file new INDs for indications utilizing the new product.

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

Non-Small-Cell Lung Cancer

          According to the American Cancer Society, lung cancer is the leading cause of cancer death for both men and women. The American Cancer Society estimates that there will be 213,380 new cases of lung cancer and 160,390 deaths from lung cancer in the U.S. in 2007. Historically, 80-85% of lung cancer cases have been non-small cell lung cancer (“NSCLC”). The low cure rate associated with NSCLC can be attributed to the absence of effective screening, the propensity for early spread, and the lack of effective treatment options for metastatic spread.

          We believe that NSCLC may be a good target for our AC Vaccine immunotherapy approach. Lung cancers are chemically induced, which increases the likelihood that they will express antigens recognized by the immune system. Also, in clinical trials of M-Vax, we observed that melanoma lung metastases were more likely to respond well to the AC Vaccine than metastases in other sites.

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

          In November 2005, the FDA approved our IND for the treatment of resectable NSCLC. We commenced a Phase I-II clinical study of L-Vax for the treatment of NSCLC at the University of Pennsylvania Cancer Center in January 2006. The study subjects are patients with completely resectable primary NSCLC (stage 1, 2, and early 3). They undergo standard surgical resection, and the tumor tissue will be sent to us for manufacture of the L-Vax vaccine. Eligible patients are assigned to one of three dosage groups. The schedule of administration is the same as the one optimized in previous melanoma trials. The regimen for the NSCLC Phase I-II study includes low dose cyclophosphamide, which potentiates the immune response, probably by inhibiting regulatory T-cells, which, in turn, dampen the anti-tumor immune response. Also, BCG is admixed with the vaccines because it functions as an immunological adjuvant.

          The major endpoints of this study are the development of immunity to the patient’s own NSCLC cells and a formal assessment of the safety of L-Vax. Patients are tested for DTH response to their own DNP-modified and unmodified NSCLC cells prior to treatment and after the initial seven weekly vaccine injections. Following completion of the post-vaccine DTH testing, patients are offered standard chemotherapy, which is now considered a standard of care, as an adjuvant treatment. After chemotherapy, patients who remain well will be eligible for a booster injection of L-Vax at the eight-month point. Adverse events caused by the L-Vax vaccine will be measured and recorded, with DTH results obtained at 2 ½ months and the maximum duration of the study for an individual patient being 12 months.

          We do not have the current cash resources to continue this Phase I-II clinical study unless we raise additional capital, as discussed in our Current Plan of Operation under Item 7. Even if we are successful in raising additional capital, we anticipate that we will seek to enter into one or more alliances or strategic partnerships with large pharmaceutical companies for the further development and eventual commercialization of O-Vax or L-Vax.

Compassionate Use of M-Vax

          Beginning in 2003 and continuing through the present, we have made M-Vax available on a compassionate use basis in various European countries. We have recently made M-Vax available on a compassionate use basis in various South American countries. Compassionate use is considered for patients who have failed to respond to accepted standards of care for their cancer and are facing a prognosis of imminent death. Compassionate use of M-Vax has been permitted by regulatory authorities in France, Spain, Greece, Venezuela and Belgium (even though there is no approval for marketing of M-Vax in those countries) when the patient’s prognosis is poor and there are no alternative treatments available. Through December 31, 2007, we had 128 patients present for treatment on a compassionate use basis, of which 60 patients were treated and 16 vaccines have been produced and tested and are awaiting release to the clinical site. The patients who were not treated were untreatable with the vaccine as a result of inadequate cell count in the tumor sample received, the tumor samples received were not melanoma, sterility issues with the tumor sample, or the death of the patient prior to treatment being available. We expect to continue to treat patients on a compassionate use basis outside the U.S. This development is important to us and our AC Vaccine technology because it expands the availability of the AC Vaccine within the scientific and medical communities that are now seeking out the compassionate use of M-Vax. These experiences of oncology leaders in various countries may become critical to the overall scientific acceptance of the AC Vaccine technology in these countries. This also will allow us to educate practitioners to maintain and aseptically handle and ship tumors to reduce incidences where tumors become contaminated. Additionally, although it is not the primary purpose of compassionate use of our vaccine, we receive payments for the vaccine from the hospitals that contract for the acquisition of the vaccine.

Contract Manufacturing

          As a result of our clinical activities in the U.S. and France, we have developed a level of expertise related to the clinical production and regulation of cell and gene therapy, and biological products. Cell and gene therapy, and biological products research and development has been ongoing for a number of years, but specific regulations of these products by most regulatory agencies are just beginning to evolve. In February 2002 (effective April 2002), the United States Pharmacopia published a chapter on manufacturing and testing requirements relating to cell and gene therapies. Prior to the publication of this chapter, there was no published guidance for companies engaged in the production and testing of cell and gene therapies. Likewise, in Europe the European Medicines Evaluation Agency is currently developing guidelines for the production, testing and regulation of cell and gene therapy, and biological products.

          Based on our expertise, we have entered into various contract manufacturing relationships in France. Contract manufacturing has been made possible by the validation of our manufacturing facility first in France by AFSSAPs and secondly through successful IND filings in the U.S. and in Europe. A contract manufacturing engagement normally consists of two components. The first component of the engagement is a feasibility study. The feasibility study typically involves the transfer of production techniques from an unrelated scientific laboratory to our facilities. After transferring the techniques, we are engaged to develop the required procedures, tests and assays so that the product can be produced in compliance with current Good Manufacturing Practices requirements. After validating the procedures, tests and assays, we would then contract to produce the necessary components for the manufacturing section to be filed as part of an IND application.

          Upon acceptance of the IND by a regulatory agency, the second component of the engagement would then commence. This component consists of the manufacturing and testing of clinical samples for administration to patients as part of a clinical trial. As part of this operation, we contract to maintain all the necessary paperwork and documentation to demonstrate the work was done in compliance with standards established by the applicable regulatory agency. In addition, the documentation would be used to support further IND filings and could be used as a component of a Biological License Application for approval to market the product.

          We have entered into new agreements and intend to enter into future contract manufacturing arrangements only to the extent the required work does not limit or interfere with our own clinical development programs.

License and Research Agreements

The Thomas Jefferson University License and Research Agreement

          We entered into a license agreement with Thomas Jefferson University for the AC Vaccine technology in November 1995. The TJU license is a perpetual royalty-bearing license for the rights to the AC Vaccine technology, and provides for certain payments upon the occurrence of certain milestones. As partial consideration, we paid $10,000 to TJU for the TJU license, $10,000 upon initiation of the first clinical trial, and $25,000 upon our receipt of approval from the FDA (or comparable international agency) to market products relating to the AC Vaccine technology (which payment was triggered by our receipt of that regulatory approval in Australia). We also issued to each of TJU and Dr. Berd, 229,121 shares of our common stock, representing 7.5% (15% in the aggregate) of our total outstanding voting securities at that time.

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

          Manufacturing costs included in this category relate to the costs of developing, supporting and maintaining facilities and personnel that produce clinical samples in compliance with current Good Manufacturing Practices. Our facilities and the personnel maintained for manufacturing are currently at what we feel are the minimum required for compliance with cGMP. Based upon the current capacity of our facilities, our personnel and our current and future planned clinical trials, we have excess capacity for the production and testing of biological products. We use this excess capacity to generate cash in the form of contract manufacturing alliances. Because the incremental costs incurred to provide these services are not material or quantifiable, they are not presented separately.

          Contract manufacturing encompasses services we provide to other biotechnology or pharmaceutical companies that are pursuing the clinical development of biological products. The engagements generally consist of two components. The first component is process validation in which the contracting company provides information on its product and the processes and techniques used to produce the product. Procedures are developed, documented and cataloged for the cGMP production of the product using known and acceptable techniques, tests and materials. Small-scale lots are produced, and techniques, feasibility of the production processes and tests validated. The end product of the first phase of an engagement is a pilot batch of product and the necessary production formulation and techniques to be used to file an IND with regulatory authorities for human clinical trials. The second phase of an engagement consists of the production of batches of product to be used in human clinical trials. The typical engagement results in production of small batches of product to be used in early stage (Phase I and II) clinical trials.

          In 2007, we incurred research and development expense of $4,595,972 compared to $4,244,268 in 2006, and $3,534,948 in 2005. Research and development expenses were $52,247,740 for the period from inception through December 31, 2007. The majority of these costs relate to clinical research and development of the AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Intellectual Property and Other Technology Protections

Our success will depend in large part on our ability to:

•	Maintain and obtain patent and other proprietary protection for products, processes and uses of our products;

•	Defend patents;

•	Preserve trade secrets; and

•	Operate without infringing the patents and proprietary rights of third parties.

          We intend to seek appropriate patent protection for our proprietary technologies by filing patent applications when possible in the U.S. and selected other countries. In November 1995, we entered into an exclusive, worldwide license agreement with Thomas Jefferson University for all of its patents and pending patent applications relating to the AC Vaccine. Currently, five U.S. patents have been issued, all of which are subject to the TJU license. In addition, one European patent (EP1162996) has been granted and validated in France, Germany, Spain and the United Kingdom, and one European patent has been allowed by the European Patent Office (pending grant), both of which are subject to the TJU license. Also, three Australian patents (AU727316, AU757980, and AU785031) have been issued that are subject to this license. Several patent applications are currently pending in the U.S. and other jurisdictions. The following table summarizes the issued U.S. patents relating to the AC Vaccine:

Patent No.	Title	Issue Date	Expiration Date

6,248,585	Composition for preserving haptenized tumor cells for uses in vaccines	June 19, 2001	November 16, 2019

6,333,028	Methods of using haptenized ovarian carcinoma tumor cells	December 25, 2001	July 24, 2017

6,403,104	Hapten-conjugated mammalian cells and methods of making and using thereof	June 11, 2002	March 16, 2020

6,458,369	Composition comprising tumor cells and extracts and method of using thereof	October 1, 2002	May 4, 2019

7,297,330	Low dose haptenized tumor cell and tumor cell extract immunotherapy	November 20, 2007	May 14, 2023

          U.S. Patent No. 5,290,551, “Treatment of Melanoma with a Vaccine comprising Irradiated Autologous Melanoma Tumor Cells Conjugated to a Hapten,” was originally issued on March 1, 1994, and was placed in reissue. The reissue application was subsequently abandoned.

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

          We also rely on trade secrets and proprietary know-how related to the production and testing of our products, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions agreement prohibiting the disclosure of our confidential information and requiring assignment of all inventions to us before they begin a relationship with us. Likewise, we require a confidentiality agreement with all third parties with whom we collaborate.

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

          We are in the process of revalidating our Philadelphia facility with the FDA for the purpose of re-establishing that facility as a current Good Manufacturing Practices facility in which our vaccines and other biologics can be produced. We anticipate completing this process by the second half of 2008.

Manufacturing the AC Vaccine

          Based upon re-engineering the manufacture of the vaccine technology, we no longer require regional manufacturing capabilities. We made a strategic decision in early 2003 to use our facility in Lyon, France as our primary facility for the production of our cell based therapies. The Lyon facility has been inspected by AFSSAPs (the French equivalent of the U.S. FDA) and has received the designation of “Etablissement Pharmaceutique” and more recently has obtained the designation “Etablissement Thérapies Gèniques et Cellulaires.” The Etablissement Pharmaceutique designation is required for the production of any commercial product to be sold in France and throughout Europe. The Etablissement Therapies Geniques et Cellulaires designation is required in France for the commercial production of cell and gene therapy products.

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

          For our Phase III registration trial for M-Vax, the six weekly doses of M-Vax administered with BCG will be followed by the patients receiving a course of low dose IL-2 administered subcutaneously. IL-2 is produced exclusively by Novartis AG. While IL-2 is not a raw material used in our vaccines, it is an important part of our current Phase III registration trial.

Competition

          We face substantial competition in the development of our products. Competition comes from other companies that are developing the same type of products as ours, as well as other companies that are developing different types of products that are designed for the same uses as our products. Competition also comes in the form of new product types or extension of existing product types that are being continuously researched and developed by scientists, government contractors and other companies. We expect that this competition will continue in both the U.S. and international markets.

          Cancer immunotherapies continue to evolve rapidly with new scientific breakthroughs that are expected to continue in the coming years with the evolution of new techniques and equipment. We are aware of a number of groups that are currently developing cancer immunotherapies that include academic institutions, government agencies and research institutions, early stage and developed biotechnology companies and pharmaceutical companies. For example, MEDAREX, in partnership with Bristol-Myers Squibb, launched two Phase III programs for the treatment of late stage melanoma patients with immunotherapy products. IDM Pharma has an ongoing Phase II clinical trial for a cell based therapeutic for the treatment of melanoma. Other companies that are developing immontherapies for the treatment of cancer include Dendreon Corporation, Opexa Therapeutics, Therion Biologics Corporation, Onyvax Ltd., Antigenics, Genitope Corporation, Cell Genesys Corporation, Biomira, Inc and Favrille, Inc. Vical Incorporated and Genta Incorporated both indicate that they have Phase III programs underway for melanoma. At the National Institute of Health’s website, clinicaltrials.gov, there are 275 clinical studies that are recruiting patients that reference melanoma.

          The competition we face from these companies is in the areas of clinical trial site and patient recruitment, in establishing alliances with academic institutions and thought leaders, recruiting and retaining employees, hiring contractors to provide services in the execution of clinical studies and in establishing relationships with large bio-tech or pharmaceutical partners for joint development and collaboration relationships. Negative clinical studies by other immunotherapy companies as well as failures in later stage clinical trials in our key indications could also have a negative effect on our development efforts, the acceptance of our development plans or the future commercialization of our products.

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

          The results of the pre-clinical and clinical trials are submitted to the FDA as part of an application to market the drug. The marketing application also includes information pertaining to the chemistry, formulation and manufacture of the drug and each component of the final product. The FDA review of a marketing application takes from one to two years on average to complete, though reviews of treatments for cancer and other life-threatening diseases may be accelerated. The process may take substantially longer, however, if the FDA has questions or concerns about a product. Following review, the FDA may ultimately decide that an application does not satisfy regulatory and statutory criteria for approval or that further information and testing is required. In some cases, the FDA may approve a product but require additional clinical tests following its approval, which are referred to as post marketing studies (i.e., Phase IV).

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

          Using the data generated in the studies conducted at Thomas Jefferson University as the basis for the efficacy claims of M-Vax, we submitted the equivalent of a Biologics License Application to the French authorities in March 2005 under their Cell and Gene Therapy Regulations. In preparing the submission, we utilized the format for the Common Technical Document (“CTD”) provided by the International Conference of Harmonization and adopted by the U.S., Europe and Japan. The purpose of the CTD is to harmonize the filing requirements for biologic products in the various regions. We received acknowledgement from AFSSAPs of receipt of our submission effective March 23, 2005. In February 2006, we received notification from AFSSAPs that additional clinical data will be necessary for approval of the product under these regulations. We have met and will continue to meet with the agency to discuss the additional requirements, potential planned studies to obtain the information and to discuss our ability to make the vaccine available on a compassionate use basis while this data is being accumulated.

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

          Employees

          As of December 31, 2007, we had 29 employees, consisting of 23 full-time employees at our subsidiary in France and 6 full-time employees in the U.S.

ITEM 1A.	Risk Factors

          Investing in our securities involves a high degree of risk. Before making a decision about investing in our securities, one should carefully consider the risk factors listed below, as well as the rest of the information contained in this annual report on Form 10-K and our other reports filed with the Securities and Exchange Commission.

Because of our immediate need for capital, our ability to continue as a going concern is in question.

          We presently anticipate that our current cash resources will be sufficient to fund operations through May 2008. We have only a limited ability to generate revenues from operations, and any revenues we generate are almost certain to be substantially less than our operating expenses. Accordingly, we have an immediate need to raise additional equity capital. Because of our limited cash and financial resources, our ability to continue as a going concern beyond May 2008, without a meaningful cash infusion, is in question.

          In the past, we have had periods in which we have been unable to raise adequate capital, and as a result, we have ceased certain of our product development programs and have taken numerous other steps to reduce our cash expenditures. Each of these steps, while conserving cash, has slowed the prospects of success in various product development efforts. We have recently slowed our development efforts, particularly in the ramp up of our Phase III registration study for M-Vax. The slowdown in our clinical trials can impair the timing of and ultimate success of those trials.

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

We may not be successful in revalidating our Philadelphia facility, and may be unable to produce vaccines at that facility in the future.

          We are in the process of revalidating our Philadelphia facility for the purpose of re-establishing that facility as a current Good Manufacturing Practices facility in which our vaccines and other biologics can be produced. We may not be successful in those efforts, or those efforts may take longer or cost more than we currently anticipate. Our failure to revalidate the Philadelphia facility will heighten our continued reliance upon our Lyon, France facility for the production of all vaccines, and the logistical risks associated with manufacturing the vaccine in Europe while many of our clinical trials sights are in the U.S. Our current objective is to have approximately half of the patients in the Phase III registration trail for M-Vax be from the U.S., with the vaccine produced in the U.S., and approximately half of the patients from Europe, with the vaccine produced at the Lyon facility.

We will be required to produce the vaccine for commercial purposes from the same facility at which vaccines were produced for clinical trial purposes, which may limit our manufacturing options after regulatory approval is received.

          Under current FDA regulations, if we obtain FDA regulatory approval for the commercialization or one or more of our vaccines, we will be required initially to produce the vaccine for commercial purposes at the same facility or facilities at which we produced the vaccine during the Phase III registration trail for that indication. Accordingly, we may have limited flexibility to change our manufacturing facilities after commercialization of a vaccine has been approved by the FDA until a new facility can be validated and pass all required FDA regulatory approvals for the production of the vaccine. The FDA may even require a new or expanded clinical trial of the vaccine produced at a new manufacturing facility before the vaccine may be produced for commercial purposes at that facility. Those additional regulatory approvals could be time consuming and expensive and could delay commercialization of the approved vaccine product.

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

The European regulatory approval process for our products has been and will continue to be expensive and time consuming and the outcome uncertain.

          To offer any of our vaccine products for commercial sale in European Union countries, we must either obtain the regulatory approval from the European Medicines Evaluation Agency (EMEA), which approval will be binding upon all European Union countries, or from the applicable regulatory body in each European or other country in which we desire to offer the product for commercial sale. We have encountered regulatory delays in Europe in the past and may well experience further delays in our desired regulatory approval path in the future.

          For example, in March 2005, we submitted a Biological License Application filing with AFSSAPs (the French counterpart of the U.S. FDA) for the treatment of stage 3 and 4 melanoma patients in France. In February 2006, AFSSAPs notified us that the filing was not approvable with the current data and that additional data would be necessary to support an approval. Our business and financial condition may be materially and adversely affected by future delays in the regulatory approval process in Europe, and we may never be able to commercialize our AC Vaccine products in Europe.

We utilize two products in our AC Vaccines or clinical trials that are produced by third parties, and the unavailability of those products could adversely affect our regulatory approval process in the U.S. or Europe.

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

          For our Phase III registration trial for M-Vax, the M-Vax arm will consist of an initial dose of M-Vax (autologous DNP-modified tumor cells) followed by cyclophosphamide (“CY”) and six weekly doses of M-Vax administered with BCG. Following vaccine administration, patients will receive a course of low dose IL-2 administered subcutaneously. IL-2 is produced exclusively by Novartis AG, and if we or our clinicians are unable to continue to obtain IL-2 from Novartis, we may not be permitted by the FDA to continue our current Phase III clinical trial for M-Vax.

We compete with other clinical programs and other treatments for patients for our clinical trials, which will affect our ability to enroll quickly our clinical trials.

          We compete with numerous clinical trials and other treatment regimens (both in the U.S. and Europe) for patients for our clinical trials and will compete with those programs for patients for our clinical trials. Companies with clinical trials, including us, provide information and other incentives to oncologists and other specialists as an inducement to participate in clinical trials. A physician is required to place patients in clinical trials based upon the physician’s assessment of the likely benefits of that clinical trial to the patient. The information provided by us regarding any future clinical trials may not be sufficient to persuade physicians to place their patients in our clinical trials. We have experienced intense competition for patients for our previous clinical trials.

We raise capital in U.S. dollars, but have significant expenses in France, which exposes us to currency exchange rate fluctuation risk.

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

          Regulatory standards require that we produce our products in compliance with current Good Manufacturing Practices. These requirements, as dictated by the applicable U.S. and European regulatory authorities, adopt the methods for end product standards and methods of analysis, for which the U.S. guidance is published in the United States Pharmacopoeia (similar guidance for Europe is published in the European Pharmacopoeia). In February 2002, the United States Pharmacopeia issued a new general information chapter entitled “cell and gene therapy products,” which became effective April 2002. This relates to the production and testing of cell and gene therapy products. This is the first known industry general guideline specifically related to the manufacture of cell and gene therapy products. New guidance can be expected as the cell and gene therapy areas of the pharmaceutical industry expand. We will be required to adapt our existing physical facilities, process and procedures to these standards for the production of our products during clinical testing and for future commercialization. The inability to adapt to these evolving standards will delay our ability to produce product for clinical testing and would delay our ability to enter into clinical trials.

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

•

our past inability to agree with the FDA on an acceptable potency assay (which is a biological measure of the drug’s active ingredients) of our product prior to administration of the vaccine, which agreement was required before we could commence a Phase III registration trial for M-Vax;

•	our inability to generate any meaningful revenues from any other products or services while we work to develop our lead products and technologies; and

•	the cutbacks in our development plans and programs due to the limited cash resources in recent years, and our continual need to raise additional capital.

          As a result of these and likely continuing challenges of being a development stage biopharmaceutical company, our products may never be successfully developed or marketed.

Even if our AC Vaccine technology receives regulatory approval and is determined to be safe and effective, our products may not gain commercial acceptance.

          Even if the AC Vaccine technology is safe and effective, there is no guarantee of commercial acceptance. Because the AC Vaccine technology is a new approach to the treatment of cancer, it must be accepted by both patients and physicians before it can be successfully commercialized. Due to the nature of the vaccine technology, it requires that current practitioners revise the way they think about cancer and cancer treatment. The marketplace of ideas, technologies and information is crowded, and we must develop the means to reach leading specialist physicians in each market with the AC Vaccine story.

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

We may lose control over the development, marketing and distribution of our vaccines if we enter into third party arrangements to perform or assist us in performing any of those functions.

          We may seek alliances or strategic partnerships for one or more of our AC Vaccine products with large pharmaceutical companies to maximize our regulatory, clinical and commercialization efforts. We may also have to depend on third parties to market and distribute our products. We currently do not have the resources to develop fully, market or distribute M-Vax, O-Vax, L-Vax or any other products that we may develop in the future. Moreover, it is particularly difficult and expensive to develop and distribute the AC Vaccine products, because they are custom made for each individual patient.

          If we enter into alliances, strategic partnerships or distribution agreements with third parties, we may have less control over the development, marketing and distribution activities performed by third parties than if we were performing those functions with our own facilities and employees. This lack of direct control could adversely affect the results of these activities.

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

We may not be able to obtain or defend our patents or operate without infringing upon the rights of others.

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

          The inventor of the AC Vaccine technology is Dr. David Berd, who has served as our Chief Medical Officer since November 1, 2004. Prior to then, we obtained his services in directly through our research and license agreements with Thomas Jefferson University, where Dr. Berd was a professor in the Medical School. The acceptance of the AC Vaccine technology within the oncology world is highly dependent upon the personal reputation and the personal contacts of Dr. Berd. Dr. Berd is also critical in guiding the technology through the regulatory process in both the U.S. and Europe. If we lost his services, the development of our AC Vaccine technology could be significantly slower and less successful that it otherwise would be with his services.

We have recently appointed a new Chief Executive Officer, and the transition to a new Chief Executive Officer could disrupt our plan of operation.

          Effective December 1, 2007, we appointed Francois R. Martelet, M.D. as our new President and Chief Executive Officer, and Richard P. Rainey, our then current President, Chief Executive Officer and Chief Financial Officer, agreed to remain with the company as our Principal Accounting Officer until May 31, 2008. We do not anticipate that Mr. Rainey will continue in his current position with the company beyond May 31, 2008. The change to a new Chief Executive Officer and the future loss of our current Principal Accounting Officer could result in delays to or future changes in the implementation of the plan of operation, which delays or changes could adversely affect our current plan of operation. We have always been dependent upon our small management team to obtain funding for the research and development of our products, to decide which of our products to promote, to shepherd the products through the clinical trial and regulatory approval process, and to stimulate business development and seek out new products and technologies for development. In addition, our current financial condition makes it more difficult for us to retain our current executives and key employees.

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

          Our common stock was moved from the NASDAQ National Market to the NASDAQ Small Cap Market in 2002 and was delisted from the NASDAQ Small Cap Market in 2003 due to the continuing failure of our stock to meet the continuing listing requirements of both the NASDAQ National and Small Cap Markets (currently the NASDAQ Global and NASDAQ Capital Markets, respectively). We believe that the delisting has hurt the liquidity and pricing of our common stock, which trades on the OTC Bulletin Board. The trading efficiencies for our common stock associated with a listing on NASDAQ or a national security exchange will continue until our stock is re-listed, which may never occur.

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

          The holders of our Series C preferred stock have certain rights that are superior to the rights of holders of our common stock, including a liquidation preference over the common stock. In the case of (1) a liquidation, (2) if we cease to exist by virtue of a merger in which we are not the surviving corporation, or (3) if one person or entity acquires more than 50% of the voting power of the company, holders of our Series C preferred stock will receive $100 per share in cash or securities (a total of $3,350,000 as of December 31, 2007), before any distributions are made to the holders of our common stock. Additionally, the holders of the Series C preferred stock are entitled to the consideration per share of common stock that they would have received from the transaction if they had converted all of their shares of Series C preferred stock into common stock immediately before the transaction. These rights of the Series C preferred stock holders could result in the holders of those shares receiving substantially more of the consideration in a merger transaction than they would otherwise have received if they had actually converted their shares of Series C preferred stock into common stock before the merger transaction. The holders of our common stock would, accordingly, receive a lesser amount in a merger transaction of that type than they would have received if there were no outstanding shares of the Series C preferred stock.

ITEM 2.	Properties

          We lease a pharmaceutical and gene therapy clinical manufacturing facility in Lyon, France. The facility consists of approximately 13,500 square feet, of which approximately 10,100 square feet are utilized for manufacturing development, including 3,000 square feet of clean rooms and 3,400 square feet for office space. Currently, the monthly rental on the facility at the current exchange rate is approximately $21,100. The lease is for a 9-year period through 2009 and is extendable for another 9-year period.

          We lease a facility in Philadelphia, Pennsylvania, which is used for our executive offices and is suitable for our clinical manufacturing activities. The facility consists of approximately 11,900 square feet, of which approximately 9,300 square feet are suitable for manufacturing development, while the remaining 2,600 square feet are used for office space. We have options for additional space. Currently, the monthly rental on the facility is approximately $16,625. The lease was recently extended for a 5-year period through January 2013 and is extendable for one additional five-year period.

ITEM 3.	Legal Proceedings

          On February 1, 2008, we were sued by the Texas A&M University System in the District Court of Brazos County, Texas, case no. 08-000255-CV-85. In February 1997, we licensed from the University an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that we believed could be effective against hormone-dependent tumors. We determined several years ago that the development of the anti-estrogen compounds was no longer a significant part of our plan of operation and ceased any development work with the compounds. The lawsuit by the University alleges that we are in breach of our license agreement with the University by failing to reimburse the University approximately $62,000 for patent expenses incurred by the University with respect to the anti-estrogen compounds. We have filed our answer to the petition, denying any liability to the University. No discovery has commenced in this matter.

          In April 2007, we completed a private placement of securities to various institutional and accredited investors. The Company had previously entered into an engagement letter, as subsequently amended, with MDB Capital Group LLC in connection with the proposed capital raising engagement. MDB Capital has made a demand that we pay MDB Capital $195,000 in cash and issue MDB Capital warrants to purchase 2,080,000 shares of common stock of the company at an exercise price of $0.15 per share, all as compensation to MDB Capital under the engagement letter. We have conceded that we owe MDB Capital $15,000 in placement agent fees and a placement agent warrant to purchase 160,000 shares of common stock of the company at $0.15 per share under the engagement letter. We believe that MDB Capital had no role in identifying the other investors in the offering for which MDB Capital claims compensation, and thus have denied that we owe MDB Capital any additional cash compensation or placement agent warrants under the engagement letter. MDB Capital has indicated its intention to pursue binding arbitration of this dispute in accordance with the terms of the engagement letter, but has to date made no effort to pursue any arbitration of this matter.

          We are periodically involved in ordinary, routine litigation and administrative proceedings incidental to our business. As of the date of this report, there are no other pending or, to our knowledge, threatened material claims against us.

ITEM 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.

          Our common stock was publicly traded on the OTC Bulletin Board from December 19, 1996, through July 9, 1997. From 1997 until 2003, our common stock was listed for quotation on NASDAQ under the symbol “AVXT,” initially on the NASDAQ Small Cap Market and later on the NASDAQ National Market (Currently, the NASDAQ Capital and NASDAQ Global Markets, respectively). The stock was moved from the NASDAQ National Market to the NASDAQ Small Cap Market in 2002 and was delisted from NASDAQ in August 2003 due to our failure to maintain NASDAQ’s minimum continuing listing standards. Since that time, the common stock has been traded on the OTC Bulletin Board under the symbol “AVXT.OB.” The following table sets forth, for the periods indicated, the high and low sales price for the common stock, as reported by OTC for the quarters presented. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal year ending December 31, 2006
First quarter	$0.28	$0.21
Second quarter	0.33	0.13
Third quarter	0.20	0.10
Fourth quarter	0.29	0.10

Fiscal year ended December 31, 2007
First quarter	$0.33	$0.09
Second quarter	0.46	0.19
Third quarter	0.22	0.12
Fourth quarter	0.17	0.05

          The last reported sale price for our common stock on the OTC Bulletin Board on April 8, 2008, was $0.09 per share. At April 11, 2008, there were 141,574,997 shares of common stock outstanding, which were held by approximately 4,000 record and beneficial stockholders. The 33,500 shares of Series C preferred stock outstanding at December 31, 2007, are convertible into 1,030,756 shares of common stock, excluding the effect of any fractional shares.

DIVIDEND POLICY

          We have not paid any cash dividends on our common stock since our formation. We do not intend to declare any dividends on our common stock in the foreseeable future. We anticipate that all our earnings and other resources, if any, will be retained for investment in our business.

RECENT SALES OF UNREGISTERED SECURITIES

          On April 5, 2005, we closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. We received gross proceeds of approximately $8,616,000. In connection with the private placement, we also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. In addition, the company issued warrants to its advisors relating to this fundraising to purchase 2,287,293 shares of common stock at a warrant exercise price of $0.37 per share. These warrants were valued at $435,705 using the Black-Scholes pricing model. Offering related expenses in connection with this fundraising amounted to $1,065,945 of which $630,240 was paid in cash and the balance relates to the warrants issued to the advisors. We are using the proceeds of this private offering for general working capital purposes, including funding our current plan of operation discussed below. The common stock and warrants were issued to accredited investors only in reliance upon Regulation D under Section 4(2) of the Securities Act.

          In addition, on April 13, 2007, we closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited or institutional investors. We received gross proceeds of $10,007,500. In connection with the private placement, we also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. In addition, we have agreed to pay $580,350 and to issue warrants to purchase 6,190,400 shares of common stock at a warrant exercise price of $0.15 per share to certain advisors relating to this private offering. We received net proceeds from this private offering, after offering related expenses, of approximately $9.0 million. We are using the net proceeds to continue to implement the plan of operation described in the prospectus. The common stock and warrants were issued to accredited investors only in reliance upon Regulation D of the Securities Act.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

          Since our inception, we have concentrated our efforts and resources on the development and commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. These efforts require that we expend money in the development and clinical testing of our products.

          We have been unprofitable since our founding and we fund our losses primarily through equity offerings of common stock. We incurred net losses of $6,413,648, $5,355,500, $3,703,768, $3,457,908, $3,286,100 and $9,425,564 for the 12 months ended December 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, and have a cumulative net loss of $84,254,830 as of December 31, 2007. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, the cost of maintaining our manufacturing facilities in Europe and the U.S. and Europe.

          Our ability to continue as an operating company depends upon our immediate need to raise additional capital before the end of May 2008, and if we are successful in raising capital in 2008, our ability in the future to raise additional capital from time to time to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. Our M-Vax product does not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax or any other products that we may develop.

          The major challenges for us and others in the biopharmaceutical industry are the significant costs, time and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

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

•

our past inability to agree with the FDA on an acceptable potency assay (which is a biological measure of the drug’s active ingredients) of our product prior to administration of the vaccine, which was required before we could commence our Phase III registration trial for M-Vax;

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

          Contract manufacturing encompasses services we provide to other biotechnology or pharmaceutical companies that are pursuing the clinical development of biological products. The engagements generally consist of two components. The first component is process validation in which the contracting company provides information on its product and the processes and techniques used to produce the product. Procedures are developed, documented and cataloged for the cGMP production of the product using known and acceptable techniques, tests and materials. Small-scale lots are produced, and techniques, feasibility of the production processes and tests validated. The end product of the first phase of an engagement is a pilot batch of product and the necessary production formulation and techniques to be used to file an IND with regulatory authorities for human clinical trials. The second phase of an engagement consists of the production of batches of product to be used in human clinical trials. The typical engagement results in production of small batches of product to be used in early stage (Phase I and II) clinical trials.

          Research and development costs incurred through December 31, 2007, were $52,247,740. Research and development costs were $4,595,972 and $4,244,268, for the twelve months ended December 31, 2007 and 2006, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization and risks associated with regulatory review and approval of clinical product candidates, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

          Based upon the changes to the product, the FDA recommended that we consider preparing and filing new INDs for the frozen vaccine. At the recommendation of the FDA, we decided to place our original INDs for M-Vax and O-Vax on inactive status, given the FDA’s view that the revisions to the manufacturing process, necessary to address the FDA’s concerns, would result in a new product from a regulatory perspective and given the Agency’s recommendation that we file new INDs for indications utilizing the new product. Based upon the continuing interactions with the FDA in 2002, we decided to file new INDs for the revised product format for the AC Vaccine for melanoma and ovarian cancer. Our Philadelphia facility was validated and cleared to begin processing clinical samples for administration to patients in clinical trials. Due to a lack of funding at that time, however, we decided not to initiate the clinical trials at that time.

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

          On April 13, 2007, we closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited or institutional investors. We received gross proceeds of $10,007,500. In connection with the private placement, we also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. In addition, we agreed to pay up to $580,350 and to issue warrants to purchase up to 6,190,400 shares of common stock at a warrant exercise price of $0.15 per share to certain advisors relating to this private offering. We received net proceeds from this private offering, after offering related expenses, of approximately $9.3 million. We are using the net proceeds of this private placement to continue to implement the plan of operation described below.

Current Plan of Operation

          Our plan of operation is to continue on a limited basis our Phase III registration trial for M-Vax and to initiate the Phase II clinical trial for O-Vax. To continue to operate and to continue our development programs, including these two clinical trials, we need to raise additional capital by the end of May 2008. Assuming we are able to raise a minimum of $10.0 million of additional capital, the key components of our plan of operation for the balance of 2008 are:

•

Enroll patients in our Phase III registration trial U.S. for M-Vax for the treatment of Stage 3 and 4 melanoma patients, which trial will proceed under the Special Protocol Assessment that we received from the U.S. FDA in October 2006.

•	Continue the treatment of melanoma patients outside the U.S. on a compassionate use basis with M-Vax.

•	Initiate the launch of the O-Vax study with Cancer Treatment Centers of America.

•

Continue our discussions with the European Medical Evaluations Agency and AFSSAPs, the FDA equivalent regulatory bodies for the European Union and France, respectively, regarding the regulatory requirements for the AC Vaccine and its continued development in Europe and France.

•

Initiate discussion with Japanese regulatory authorities regarding the regulatory approval process for autologous products like our AC Vaccines and the requirements for making M-Vax available for compassionate use in Japan.

          As noted above, the continuation of our current plan of operation requires us to raise additional capital immediately. If we are unable to do so, our ability to continue as a going concern may be in jeopardy.

Liquidity and Capital Resources

          We presently anticipate that our current cash resources will be sufficient to fund operations through May 2008, and we must raise additional capital immediately if we are to continue as a going concern. Our current limited cash resources require that we significantly curtail our efforts to enlist new clinical sites for the Phase III registration trial for M-Vax and to significantly slow the patient enrollment in that trial until we are successful in raising additional capital. We will use the proceeds of any offering primarily to fund the additional costs associated with enlisting clinical sites for and patient enrollment in the Phase III trial. To implement the current plan of operation described above for the balance of 2008 and into the first quarter of 2009, we need to raise a minimum of $10.0 million in additional capital.

          We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependant upon the availability of cash to implement that aspect of the plan and other factors beyond our control.

          Even if we raise additional capital in the near future, if our current and planned clinical trials for the AC Vaccine in the U.S. and Europe do not demonstrate continuing progress toward taking one or more products to market, our ability to raise additional capital in the future to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon the company continuing to move its development products toward ultimate regulatory approval and commercialization. If in the future we are not able to demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital we need to continue our then-current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

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

          Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond May 2008. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds sought in this offering or attract contract manufacturing relationships on acceptable terms, if at all. We have begun to curtail certain initiatives and projects due to the fact we have not raised additional capital as of the date of this report.

Results of Operations for the Year Ended December 31, 2007, Compared with the Year Ended December 31, 2006

          Revenue recognized in 2007 was $617,384 compared to revenue recognized in 2006 of $734,774. The decrease in revenues was due to lower manufacturing reimbursements related to compassionate use treatments and lower revenues realized from contract manufacturing. The decrease in revenues was partially offset by a higher exchange rate in the current year and the realization of deferred revenue related to the completion of participation in certain French government grants.

          During 2007, our research and development expenses increased 8.3% from $4,244,268 in 2006 to $4,595,972 in 2007. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,

	2006	2007

United States	$2,225,226	$2,348,550
France	2,019,042	2,247,422

	$4,244,268	$4,595,972

          In the U.S., the expense increase is the result of the launch of the Phase III registration study, MAVALDI, for M-Vax in the U.S., Europe and Israel. Costs incurred related to new site initiation plus costs incurred for the contract research organization. These increased expenses were partially offset by a decline in expenses for the Phase I/II study in M-Vax, which was completed during 2007. The increase in costs in France was due to higher salaries and taxes for new employees plus higher facility costs related to an increase in the amount of space.

          Selling, general and administrative expenses increased approximately 36.0%, from $1,989,188 for the year ended 2006 to $2,714,292 for the year ended 2007. Expenses for the periods are broken out by region as follows:

	Year Ended December 31,

	2006	2007

United States	$1,461,491	$2,253,861
France	527,697	500,306
Australia	—	(39,875)

	$1,989,188	$2,714,292

          In the U.S., the increase in costs relates to higher salary costs with the addition of a new Chief Executive Officer, salary adjustments and the accrual of a $350,000 past services bonus for the services of the Principal Accounting Officer. In addition, there were increased legal costs for securities counsel, general counsel related to employment agreements and modifications and patent counsel fees related to the filing and execution of ongoing patent expenses. Also, there were increased travel costs associated with investor relations and public relations activities. The decrease in administrative costs in France is due to lower salaries paid in France and lower taxes, which were partially offset by increased costs related to facility lease. Other decrease in expenses recorded in 2007 was the reversal of previously recorded obligations related to our Australian subsidiaries that were placed into liquidation proceedings in the fourth quarter of 2002.

          Interest income increased from $143,182 earned in 2006 to $279,232 in 2007. The increase is the function of higher interest rates with the overall rise in short-term interest rates plus a higher average invested balance of cash after completing the financing in April 2007.

          Assuming we are successful in raising additional capital, we anticipate our spending over the next 12 months for research and development and selling, general and administrative expenses will increase as compared with 2007, as we continue to implement and accelerate the plan of operation described above.

Off-Balance Sheet Arrangements

          As of December 31, 2007, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

          Our goodwill had a carrying value of $188,387 at December 31, 2007, resulting from our acquisition of Genopoeitic in August 2000. We performed our annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was recoverable. We considered internal risk-adjusted cash flow projections, which utilize several key assumptions, including estimated timing of cash inflows into Genopoeitic.

          Impairment of Long-Lived Assets. Long-lived assets to be held and used, including property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which an asset or asset group is being used, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. Determination of recoverability is based on the undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. The determination of the undiscounted cash flows requires significant estimates and assumptions including determining the timing and expected costs to complete in-process projects, projecting regulatory approvals and estimating future cash inflows from product sales and other sources. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the carrying amount of the asset is written down to its estimated fair value. Following our long-lived asset impairment review for the fiscal year ended December 31, 2007, we have determined that no impairment of long-lived assets existed.

          Research and Development Costs. Research and development costs, including payments related to research and license agreements, are expensed when incurred. Contractual research expenses are recorded pursuant to the provisions of the contract under which the obligations originate. Research and development costs include all costs incurred related to the research and development, including manufacturing costs incurred, related to our research programs. We are required to produce our products in compliance with current Good Manufacturing Practices, which requires a minimum level of staffing, personnel and facilities testing and maintenance. Based upon our current staffing level required to be in compliance with cGMP, we have excess capacity. Utilizing this excess capacity, revenue is generated in the form of contract manufacturing engagements. Accordingly, costs associated with the contract manufacturing revenues are not broken out from our research and development costs, as these costs would not differ even if the contracts were not in place.

Impact of Recently Issued Accounting Standards

          On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of December 31, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

          In September 2006, the FASB issued SFAS No. 157,” Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt FAS No. 157 beginning January 1, 2008. We have evaluated the impact of adopting FAS 175 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

          In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. FAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. FAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We have evaluated the impact of adopting FAS 159 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

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

          In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or Issue 07-3, which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We have evaluated the impact of adopting Issue 07-3 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

          In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. We have evaluated the impact of adopting Issue 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

ITEM 8.	Financial Statements and Supplementary Data

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

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

ITEM 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us is accumulated and communicated to management, including our President and Chief Executive Officer, Principal Accounting Officer and our Executive Chairman to allow timely decisions regarding required disclosure.

          Under the supervision and with the participation of our management, including our President and Chief Executive Officer, Principal Accounting Officer and our Executive Chairman, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2007. Based upon that evaluation, our President and Chief Executive Officer, Principal Accounting Officer and Executive Chairman concluded that our disclosure controls and procedures were not effective as of December 31, 2007, due to the material weakness described below in Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)).

          In light of the material weaknesses, in preparing our consolidated financial statements as of and for the fiscal year ended December 31, 2007, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements included in this annual report fairly present, in all material respect, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control system is a process designed to provide reasonable assurance to our management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

          In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls for our financial reporting, and did so as of December 31, 2007. This assessment was based on criteria for effective internal controls over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

          A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

          As a result of our assessment, we have identified the following material weaknesses in our internal control over financial reporting for the year ended December 31, 2007:

o

Our lack of sufficient personnel at the U.S. headquarters in the accounting, treasury and financial reporting functions affected our ability to have adequate segregation of duties over financial transactions and adequate monitoring controls over the annual and quarterly financial close processes.

o

The lack of segregation of duties often results in the same individual performing two or more of the following functions: initiation and authorization of financial transactions, recording of transactions, and custody of financial assets. The lack of segregation of duties also prevented us from satisfying important monitoring control objectives, such as authorization, completeness and accuracy, and reconciliation of accounting transactions and information.

          We are currently undergoing an effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes the documentation, testing and review of our internal controls over financial transactions and financial statement preparation and reporting. During the course of these activities, we will identify other potential improvements to our internal controls over financial reporting.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          We plan to take corrective actions to remediate the material weaknesses noted above. Specifically, assuming we are successful in raising additional capital, we plan to hire additional qualified personnel to assist it with various accounting and finance functions within the organization. We believe this new personnel will reduce the risk associated with our lack of segregation of duties and thus enhance our system of internal controls over financial reporting.

          Management believes that the actions described above, when fully implemented, will be effective in remediation of the specific material weakness discussed above.

Limitations of Effectiveness of Controls

          As of the date of this filing, we are satisfied that actions implemented to date and the planned actions described above will remediate the material weaknesses and deficiencies in the internal controls and information systems that have been identified. We note that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the limitations inherent in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

          None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

          Our executive officers and directors, as well as certain information about them, are as follows:

Name	Age	Position with the Company

John K. A. Prendergast, Ph.D.	52	Chairman of the Board and Director

Francois R. Martelet, MD	48	Chief Executive Officer, President and Director

Richard P. Rainey	41	Principal Accounting Officer

David Berd, M.D.	62	Chief Medical Officer

Edson D. de Castro	69	Director

Andrew W. Dahl, Sc.D.	65	Director

Carl Spana, Ph.D.	45	Director

          John K. A. Prendergast, Ph.D., has been a director of the company since July 1996. Dr. Prendergast has served as President and principal of Summercloud Bay, Inc., a biotechnology-consulting firm, since 1993. He is a co-founder and a member of the board of directors of Avigen, Inc. and Palatin Technologies, Inc. as well as Lead Director of MediciNova, Inc. He also serves as the Executive Chairman of Antyra, Inc., a private company located in Edison, NJ From October 1991 through December 1996, Dr. Prendergast was a Managing Director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University. In November 2003, Dr. Prendergast was named Chairman of the Board of the company.

          Francois R. Martelet, MD., was elected to the board of directors of the company, effective July 20, 2007, and was appointed as Chief Executive Officer and President of the company as of December 1, 2007. Throughout 2007, Dr. Martelet provided consulting services to clients in the life sciences and biotechnology industry. Dr. Martelet served as Vice-President and Global Franchise Head, Oncology at Merck & Co. from July 2005 through December 2006. From July 2003 through July 2005, Dr. Martelet was the Regional Pharma Head, Central & Eastern Europe, Middle East and Africa for Novartis Pharma, AG. Prior to that, Dr. Martelet served in various other senior officer positions within various units of Novartis Pharmaceutical, including leading the Oncology Business Units in Asia, Latin America, Central and Europe, the Middle East and Africa. Prior to joining Novartis, Dr. Martelet served in various oncology-related capacities with Schering-Plough International, Eli Lilly Corporation and F. Hoffman-la Roche, AG. Dr. Martelet received a Doctorate in Medicine with distinction and a Pharmaceutical Marketing Master’s Degree in Business from Dijon University, France. He also holds a degree in Legal Medicine from R. Descartes University School of Medicine, Paris.

          Richard P. Rainey, C.P.A., is currently the Principal Accounting Officer of the company. In February 2008, Mr. Rainey entered into a new employment agreement with the company, effective as of December 1, 2007, under which he agreed to remain with the company as our Principal Accounting Officer until May 31, 2008. We do not anticipate that Mr. Rainey will continue in his current position with the company beyond May 31, 2008. Since joining the company in September 1998, Mr. Rainey has served in various positions, including Chief Executive Officer, President, and Chief Financial Officer until December 1, 2007, when he became Principal Accounting Officer. Mr. Rainey has also served as Vice President for Finance and Administration and Controller and as a director of the company from May 2007 until January 23, 2008. Prior to joining the company, Mr. Rainey was a partner with Rainey & Rainey, a certified public accounting firm that he founded in 1993. During that period, Rainey & Rainey provided accounting and consulting services to corporations with an emphasis in health care. From 1988 to 1993, Mr. Rainey was an associate with Ernst & Young, LLP specializing in auditing and consulting. Mr. Rainey received his B.S. in Accounting from Pennsylvania State University in 1988.

          David Berd, M.D., joined the company as Chief Medical Officer in November 2004. He has been Professor of Medicine at Thomas Jefferson University since 1984. Dr. Berd is the inventor of the AC Vaccine technology, and conducted all the clinical trials of the vaccine completed to date. He is the author of numerous published papers on the basic science and clinical testing of the vaccine. Dr. Berd is a board-certified medical oncologist, and received training at the University of Pennsylvania and Yale University School of Medicine.

          Edson D. de Castro has been a director of the company since October 1993. Since 1990, Mr. de Castro has been consulting for companies and participating as a member of certain Boards of Directors. Mr. de Castro was one of five co-founders of Data General Corporation in 1968 for which, from 1968 to 1989, he served as its President and Chief Executive Officer, and from 1989 to 1990, he served as its Chairman of the board of directors. From 1995 to 1997, Mr. de Castro was the Chief Executive Officer and Chairman of the board of directors of Xenometrix, Inc. Mr. de Castro was a founder and Executive Committee Member of the Massachusetts High Tech Council. Mr. de Castro is an Overseer of Boston University. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell in 1960.

          Andrew W. Dahl, Sc.D., has been a director of the company since September 1999. Since May 2007, Dr. Dahl has served as Chief Innovation Executive of Fairview Health Services, a $2.5 Billion nonprofit health organization, that is a clinical arm of the University of Minnesota. From March 2005 to March 2007, Dr. Dahl served as the Vice President of Consumer Driven Health and Human Resources of Alegent Health, a nonprofit, multi-hospital and health system headquartered in Omaha, Nebraska. He served as President and CEO of Evolution Health, LLC., from July 2000 through February 2005. From July 1994 through December 1999, Dr. Dahl served as the President and Chief Executive Officer of HealthNet, Inc. From July 1990 through March 1994, Dr. Dahl served as President and Chief Executive Officer of IVF America, Inc. (now known as IntegraMed), where he was instrumental in taking the corporation public. Dr. Dahl also served as Executive Vice President and Chief Operating Officer of St. John Health and Hospital Corporation in Detroit, a university-affiliated medical center, and was Vice President for Development of the Hospital Corporation of America, Management Company. Dr. Dahl received his Sc.D. from The Johns Hopkins University and a M.P.A. from Cornell University. Dr. Dahl is also a fellow in the American College of Health Care Executives.

          Carl Spana, Ph.D., has been a director of the company since September 1995 and was our Interim President from August 1995 to June 15, 1996. Dr. Spana is a co-founder of Palatin Technologies, Inc. and has been its president and chief executive officer since June 2000. He has been a director of Palatin since June 1996 and has been a director of RhoMed Incorporated since July 1995. Dr. Spana has served Palatin in other executive capacities prior to June 2000. Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant-banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, where he was involved in scientific research in the field of immunology. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

Audit Committee, Financial Expert and Code of Ethics

          Our Audit Committee consists of our independent directors, Dr. Dahl, Mr. de Castro and Dr. Spana. Our board of directors has determined that Mr. de Castro and Dr. Spana qualify as “audit committee financial experts,” as defined by the rules of the Securities and Exchange Commission. Mr. de Castro and Dr. Spana, Dr. Dahl are independent within the meaning of NASDAQ Rule 4200(a)(15), which is the independence test utilized by the Board even though our common stock is no longer listed on NASDAQ.

          Our Compensation Committee consists of Mr. de Castro, Dr. Dahl and Dr. Spana.

          We adopted a Code of Ethics at a meeting of the board of directors held on June 14, 2005, which applies to our principal executive officer and principal financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. The Reporting Persons are required by regulations of the SEC to furnish us with copies of all such filings. Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. Based on our review of the copies of filings received by it with respect to the fiscal year ended December 31, 2007, and representations from certain Reporting Persons, we believe that all Reporting Persons complied with the Section 16(a) filing requirements in the year ended December 31, 2007, except for those noted below.

          Dr. Francois Martelet, our current President and Chief Executive Officer, was appointed as a director of the company on July 20, 2007, and was granted certain stock options on the date of his appointment. A Form 3 for Dr. Martelet was filed on July 31, 2007, and all subsequent reports required to be filed by Dr. Martelet on Form 4 have been filed on a timely basis.

ITEM 11.	Executive Compensation

Executive Compensation

          The following Summary Compensation Table sets forth the compensation earned by the persons serving as our chairman of the board, chief executive officer and the other named key employees (who were the only other employees who made in excess of $100,000 in 2007) (the “Named Officers”) for the last three fiscal years. We have no long-term incentive plans.

          Our Chairman of the Board, Dr. John Prendergast, is not an employee of the company. He has served as an independent director of the company since 1996. Due to our reduction in the executive staff in 2002, Dr. Prendergast, at the request of the board of directors, has assisted management in certain strategic initiatives and related matters since that time. The board of directors continues to view Dr. Prendergast as an independent director, but his compensation has significantly exceeded the customary fees for outside directors due to the services provided by Dr. Prendergast at the request of the Board. All extraordinary consulting fees paid to Dr. Prendergast have been approved by the other independent members of the Board. Effective December 1, 2003, the Board approved monthly compensation to Dr. Prendergast of $10,500, plus reimbursement of out-of-pocket expenses for consulting services provided by Dr. Prendergast to us, which will consist of not less than five days of service per calendar month.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)

John K.A.	2007	$—	$—	$28,859	$126,000	$154,859
Prendergast, Ph.D. – Chairman of the Board [1]	2006	—	—	24,684	126,000	150,684
Francois R. Martelet, M.D. – President, CEO, Director [2]	2007	37,500	—	10,781	5,000	53,281
Richard P. Rainey,	2007	331,250	—	54,235	—	385,485
C.P.A. – Principal Accounting Officer [3]	2006	275,000	—	31,872	—	306,872
David Berd, M.D. –	2007	243,333	—	35,779	—	279,112
Chief Medical Officer [4]	2006	220,000	—	18,000	—	238,000

[1]

The other compensation shown for Dr. Prendergast consisted of $126,000 of additional compensation paid for the services rendered by Dr. Prendergast as a non-employee director of the Company for each of the years 2006 and 2007.

[2]

Option Awards includes the value of the 300,000 options granted to Dr. Martelet upon his appointment as director of the company, prior to his appointment as President and Chief Executive Officer. Dr. Martelet’s Other Compensation consists of the director fees he received for his service as director prior to his appointment as President and Chief Executive Officer. Dr. Martelet’s employment agreement provides for a base salary of $450,000 per year.

[3]

Amount shown does not include a $350,000 bonus paid to Mr. Rainey on January 23, 2008 for prior services in conjunction with his execution of a new employment agreement described below. Mr. Rainey’s current employment agreement provides for a base salary of $275,000 per year.

[4]

Dr. Berd’s employment commenced November 1, 2004, and his prior agreement provided for a minimum annual base salary of $180,000. Dr Berd’s new agreement, effective November 1, 2007, provides for a minimum annual base salary of $255,000.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Francois R. Martelet, M.D.	—	7,130,288	0.09	12/01/14	[1]
– CEO, President and	75,000	225,000	0.18	7/20/17	[2]
Director
Richard P. Rainey, C.P.A.	50,000	—	0.906	3/26/08	[3]
– Principal Accounting	130,000	—	0.890	11/02/08	[3]
Officer and Corporate	203,125	46,875	0.125	10/01/11	[3]
Secretary	312,500	187,500	0.300	6/07/12	[3]
	250,000	750,000	0.190	8/27/14	[3]

Dr. David Berd – Chief	162,500	37,500	0.150	11/01/11	[3]
Medical Officer	156,250	93,750	0.300	6/07/12	[3]
	187,500	562,500	0.190	8/27/14	[3]

[1]	Options expire seven years from the date of grant and vest yearly over a four-year period of continuing service as an employee, commencing December 1, 2008.

[2]	Options expire ten years from the date of grant and vest yearly over a four-year period of continuing service as an employee, commencing on the date of grant.

[3]	Options expire seven years from the date of grant and vest yearly over a four-year period of continuing service as an employee, commencing on the date of grant.

Compensation of Directors

Director Compensation

Name and Principal Position	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compensation ($)	Total Compensation ($)

John K.A. Prendergast,	$—	$28,859	$126,000	$163,500
Ph.D. – Chairman of the
Board[1]
Francois R. Martelet, M.D.	6,500	—	—	6,500
– CEO, President and Board
of Directors[2]
Carl Spana, Ph.D. – Board	19,000	12,890	—	31,890
of Directors[3]
Andy Dahl, Sc. D – Board	18,250	4,742	—	22,992
of Directors[4]
Edson deCastro – Board of	18,250	4,742	—	22,992
Directors[5]

(1)	As of December 31, 2007, Dr. Prendergast had 960,000 option awards outstanding.

(2)	Amounts shown reflect Dr. Martelet’s compensation prior to his appointment as CEO and President. As of December 31, 2007, Dr. Martelet had 7,430,288 option awards outstanding.

(3)	As of December 31, 2007, Dr. Spana had 560,000 option awards outstanding.

(4)	As of December 31, 2007, Dr. Dahl had 410,000 option awards outstanding.

(5)	As of December 31, 2007, Mr. de Castro had 410,000 option awards outstanding.

          In 2007, we had two in-person Board meetings, one in-person committee meeting, and eleven telephonic Board or committee meetings.

          Effective January 1, 2006, the Compensation Committee of the Board of Directors approved the following cash compensation for non-employee directors, which compensation will not be paid to Dr. Prendergast for so long as he is separately compensated for the additional services he is providing to the company as our Chairman of the Board:

Non-Employee Director Compensation

Cash Compensation

In-Person Board Meeting	$5,000
Telephonic Board Meeting	750 per hour up to a maximum of 2,000
In-Person Committee Meeting	1,000
Telephonic Committee Meeting	750
Audit Committee Chairman	6,000 per year
Compensation Committee Chairman	3,000 per year

          In conjunction with the addition of Dr. Martelet to the Board of Directors, he was issued options to purchase 300,000 shares of common stock. At that time, the other members of the Board of Directors determined that options to purchase 300,000 shares of common stock was a fair annual grant to the other independent members of the Board, as described above.

          See “Executive Compensation” above for a description of certain compensation paid to Dr. Prendergast 2006 and 2007 and stock options awarded to Dr. Prendergast for additional services provided by Dr. Prendergast to us, at the request of our board of directors.

Employment Agreements

          Dr. Francois R. Martelet. Pursuant to the terms of Dr. Martelet’s employment agreement, as amended, he will serve as our President and Chief Executive Officer for a term commencing December 1, 2007, and ending on December 1, 2010. If Dr. Martelet’s employment is terminated for any reason, he will also be required to resign from his current position as member of the Board of Directors.

          The terms of the employment agreement provide that Dr. Martelet will receive an annual base salary of $450,000, subject to yearly review for increase. Additionally, Dr. Martelet is entitled to participate in our annual discretionary bonus program. Under the discretionary bonus program, Dr. Martelet is eligible to receive up to 50% of his then current base salary based on milestones to be mutually agreed on between the Compensation Committee and Dr. Martelet. Dr. Martelet is guaranteed a minimum bonus of 30% of the base salary for his first year of employment. Dr. Martelet is also eligible for cash performance bonuses upon attainment of certain pre-determined milestones based on market capitalization met within the first 42 months of employment.

          In conjunction with Dr. Martelet’s initial employment, the Board of Directors awarded Dr. Martelet options to purchase common stock in an amount equal to 5% of the outstanding shares of common stock of the company (“Equity Grant A”). Dr. Martelet was awarded options to purchase 1,000,000 shares of common stock under the company’s 2006 Equity Incentive Plan and inducement stock options to purchase 6,130,288 shares of common stock outside of the 2006 Equity Incentive Plan. The options vest in four equal annual installments on each of the first four anniversaries of the effective date of the employment agreement, have an option exercise price per share of $0.09, and expire on December 1, 2014.

          If at any time prior to December 1, 2008, our valuation reaches or exceeds $75,000,000 (as calculated in accordance with the employment agreement) for a period of 30 consecutive days, we will grant to Dr. Martelet additional equity grants pursuant to the equity plan then in effect (“Equity Grant B”). Equity Grant B will be issued as a combination of stock options and restricted stock units pursuant to the same terms and conditions as set forth above for the initial stock option grant, except that options will be granted at the fair market value of the common stock on the effective date of Equity Grant B. The amount of shares comprising Equity Grant B will be determined using the following formula; provided however, that if it the formula calculates Equity Grant B to be equal to 0 or a negative number of shares, the number of shares to be issued as Equity Grant B shall be determined by the compensation committee of the Board: Equity Grant B = (0.035 x common outstanding shares) – 7,130,288 options under Equity Grant A. For purposes of this formula, common outstanding shares is defined as the number of shares of common stock outstanding as of the date of determination plus the number of shares of common stock as to which any shares of preferred stock are then convertible.

          Dr. Martelet is also entitled to additional stock options and restricted stock grants at the sole discretion of the Board of Directors.

          The employment agreement provides for the accelerated vesting of the options (both Equity Grant A and Equity Grant B) if there is a change in control of the company or he is terminated for certain reasons specified in the employment agreement.

          Pursuant to the employment agreement, Dr. Martelet’s employment will terminate upon the occurrence of any of the following: (i) the expiration of the employment period, unless the company and Dr. Martelet agree to extend the term or otherwise continue Dr. Martelet’s employment on mutually agreeable terms, (ii) at the election of the company for cause, immediately upon written notice by the company to Dr. Martelet, which notice of termination will have been approved by a majority of the Board, (iii) immediately upon death or disability, (iv) at the election of Dr. Martelet, for good reason, immediately upon written notice of not less than 60 days, (v) at our election, upon or within 12 months following a change in control, or at the election of Dr. Martelet for good reason upon or within 12 months following a change in control, immediately upon written notice of termination, or (vi) at the election of the company or Dr. Martelet, upon written notice of termination.

          If we elect to terminate Dr. Martelet’s employment, other than for cause, or within 60 days prior to the expiration of the employment agreement, the company and Dr. Martelet fail to agree to extend the employment agreement or otherwise reach a mutually acceptable agreement to continue Dr. Martelet’s employment, we will pay to Dr. Martelet the salary in effect on the date of termination for a 20 month period following the date of termination, plus medical and dental benefits and any pro rata portion of any non-discretionary bonus.

          If we terminate Dr. Martelet’s employment for cause or Dr. Martelet elects to terminate employment, other than for good reason, no severance or benefits will be paid, and Dr. Martelet will be entitled only to receive payment of earned but unpaid salary, and accrued vacation, as of the date of termination.

          If Dr. Martelet terminates employment for good reason, other than following a change in control, we will pay Dr. Martelet’s then current salary for a 20 month period following the date of termination, plus medical and dental benefits and the pro rata portion of any non-discretionary bonus earned.

          If we terminate the employment relationship upon or following a change in control, or if Dr. Martelet terminates employment for good reason upon or following a change in control, we will pay the then current annual salary in a lump sum amount, calculated at two times the annual salary, plus medical and dental care benefits and any pro rata portion of any non-discretionary bonus.

          If, prior to the expiration of the employment period, Dr. Martelet’s employment is terminated by death or disability, we will pay to Dr. Martelet, the then current base salary for a 20 month period in the case of death, and a six month period in the case of disability, following the date of termination, plus medical and dental benefits and any pro rata portion of any non-discretionary bonus.

          Dr. Martelet has agreed that during the employment period and after the termination of employment, for any reason, Dr. Martelet will not render services of any nature, directly or indirectly, to any competing organization in connection with any competing product within any geographical territory as the company and the competing organization are or would be in actual competition, for a period of 20 months, commencing on the date of termination. Additionally, Dr. Martelet has agreed that he will not, during his employment and for a period of 20 months commencing on the date of termination, directly or indirectly employ, solicit for employment, or advise or recommend to any other person that they employ or solicit for employment, any person whom he knows to be an employee of the company or any parent, subsidiary or affiliate of the company.

          Richard P. Rainey. On January 23, 2008, we entered into and executed a new employment agreement with Mr. Rainey, effective as of December 1, 2007, which sets forth the terms of Mr. Rainey’s continued employment with us through May 31, 2008. The new agreement supersedes the previous employment agreement between us and Mr. Rainey dated as of April 1, 2004, as amended by a letter agreement dated October 2, 2007, except as set forth in the new agreement. Upon execution of the new agreement, Mr. Rainey received a bonus payment of $350,000 for prior services rendered.

          The new agreement provides that Mr. Rainey will continue in employment with the company until May 31, 2008, in the capacity of Principal Accounting Officer. Under the terms of the new agreement, Mr. Rainey receives a base salary of $275,000 per year. The new agreement also provides that Mr. Rainey will receive a severance payment of $350,000, payable in 12 monthly installments, if (i) Mr. Rainey’s employment is terminated without Cause, as defined below, (ii) upon Mr. Rainey’s death or disability, (iii) after Achievement of the Milestones, as defined below, (iv) due to Mr. Rainey’s resignation for Good Reason, as defined below, or (v) upon the expiration of the employment term on May 31, 2008. The new agreement also provides that the exercise date for all stock options held by Mr. Rainey is extended 18 months from the termination date of Mr. Rainey’s employment with us and that all such stock options will thereupon be accelerated and fully vested as of the termination date, if the agreement is terminated in a manner that triggers the severance payment described in the preceding sentence. We may terminate Mr. Rainey for Cause or without Cause, Mr. Rainey may terminate his employment for Good Reason, or no reason, and Mr. Rainey’s employment will terminate at the end of the term of the employment term on May 31, 2008, unless earlier terminated.

          For purposes of the agreement, “Cause” for termination means (a) Mr. Rainey’s material breach of, or habitual neglect or failure to perform the material duties which he is required to perform under the terms of the agreement; the willful or intentional failure to follow the reasonable directives or policies established by us; or engaging in conduct that is materially detrimental to our interests such that we sustain a material loss or injury as a result thereof, provided that the breach or failure of performance by the Mr. Rainey has not been cured by Mr. Rainey within 30 days after he shall have received written notice from us stating with reasonable specificity the nature of such conduct; (b) Mr. Rainey’s conviction or entry of nolo contendere to any felony or a crime involving moral turpitude, fraud or embezzlement of our property; or (c) Mr. Rainey’s material breach of his duties under the agreement. For purposes of the agreement, “Good Reason” means, without Mr. Rainey’s written consent, (a) the assignment to Mr. Rainey of duties inconsistent in any material respect with the duties of a Principal Accounting Officer; or (b) a material reduction in his base salary or other benefits. For purposes of the agreement, “Achievement of the Milestones,” means the filing by the company of its Annual Report on Form 10-K for the year ended December 31, 2007, and the filing and effectiveness of a registration for a primary offering of securities by us, in each instance, with the participation of Mr. Rainey in his capacity as Principal Accounting Officer.

          The employment agreement also contains a nondisclosure agreement, a 12-month covenant not to compete, and a 12- month non-solicitation agreement.

          Dr. David Berd. On March 11, 2008, we executed a new employment agreement with Dr. Berd, effective as of November 1, 2007, which supersedes the prior employment letter agreement between the company and Dr. Berd. Under the new employment agreement, Dr. Berd continues to serve as the Chief Medical Officer of the company, has a base salary of $255,000, and is eligible to receive a discretionary annual incentive bonus (targeted to be 35% of base salary) upon achieving performance standards to be established by the company with Dr. Berd.

          Upon termination of Dr. Berd’s employment for any reason other than, (i) due to Dr. Berd’s death or to his disability, (ii) by the company for “just cause,” or (iii) by Dr. Berd for “good reason,” then the company is required to pay Dr. Berd, as his sole damages for his termination, his annual base salary for the next 18 months. Such amount will not be set-off against amounts earned from alternative employment. In addition, any stock options granted to Dr. Berd will continue to vest during that 18 month period. If, (i) Dr. Berd’s employment is terminated by the company with “just cause,” (ii) Dr. Berd terminates his employment other than for “good reason,” or (iii) Dr. Berd’s employment is terminated due to death or disability, we are required to pay Dr. Berd, or his estate, his base salary accrued but unpaid as of the date of termination. The employment agreement also contains a nondisclosure agreement, a two-year covenant not to compete, and an 18-month non-solicitation agreement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth, as of December 31, 2007, certain information regarding the beneficial ownership of the common stock (i) by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of the common stock, (ii) by each of our Named Executive Officers (as defined herein) and directors and (iii) by all our executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Stock	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned (1)

Named Officers and Directors (2)
Francois R. Martelet, M.D.	Common Stock	75,000	*
Richard P. Rainey, C.P.A. (3)	Common Stock	4,003,604	2.76%
Edson D. de Castro (4)	Common Stock	185,000	*
Andrew W. Dahl, Sc.D. (5)	Common Stock	505,000	*
John K.A. Prendergast, Ph.D. (6)	Common Stock	1,828,111	1.27%
Carl Spana, Ph.D. (7)	Common Stock	707,417	*
David Berd, M.D.(8)	Common Stock	857,247	*

All executive officers and directors as a group (7 persons)	Common Stock	7,304,132	5.04%

5% Stockholders
Carmignac Innovation Shares(9) c/o Natexis Banques Populaire 45 rue Saint Dominique 75007 Paris	Common Stock	16,000,000	10.62%

Park Place Columbia LTD(10) Chancery Hall, 52 Reid Street Hamilton HM 12 Bermuda	Common Stock	13,405,616	9.02%

Aqua RIMCO LTD(11) 1-5-8 Nishi-Shimbashi Minato-Ku Tokyo, Japan 105-0003	Common Stock	9,558,937	6.60%

Firebird Global Master Fund, Ltd. (12) c/o Citco Fund Services (Cayman Islands) Limited Regatta Office Park, West Bay Road P.O. Box 31106 SMB Grand Cayman, Cayman Islands	Common Stock	52,021,167	31.07%

Yoshinori Shirono(13) Ebisu Prime Square, 1-1-39 Hiroo Shibuya-Ku Tokyo, Japan 150-0012	Common Stock	9,558,823	6.60%

BioCentive (14) c/o Winchester Global Trust Co PO Box HM 3396 Hamilton HM PX Bermuda	Common Stock	24,800,000	18.11%

JFE Hottinger & Affiliates (15) Hottingerstrasse 21 CH-8032 Zurich Switzerland	Common Stock	31,502,199	20.14%

*Represents less than 1%.

(1)

The percentage of common stock beneficially owned is determined by adding the number of shares of common stock outstanding 141,574,997 as of December 31, 2007, to the number of shares issuable upon conversion of the Series C preferred stock, 1,030,756 as of December 31, 2007, plus, for each beneficial owner or group, any shares of common stock that owner or group has the right to acquire within 60 days after December 31, 2007, pursuant to options or warrants.

(2)	The address of the named individuals is c/o AVAX Technologies, Inc., 2000 Hamilton Street, Suite 204, Philadelphia, Pennsylvania 19130.

(3)

Includes 1,117,500 shares of common stock that Mr. Rainey may acquire within 60 days upon exercise of options held by Mr. Rainey and also includes 1,193,504 shares and 1,184,600 warrants owned by a partnership in which Mr. Rainey holds a 50% interest.

(4)	Represents shares of common stock that Mr. de Castro may acquire within 60 days upon the exercise of options held by Mr. de Castro.

(5)

Includes 185,000 shares of common stock that Dr. Dahl may acquire within 60 days upon the exercise of options held by Dr. Dahl and also includes 160,000 shares and 160,000 vested warrants owned by Dr. Dahl.

(6)

Includes 574,063 shares of common stock that Dr. Prendergast may acquire within 60 days upon exercise of options held by Dr. Prendergast and also includes 661,748 shares and 592,300 warrants owned by Dr. Prendergast.

(7)

Includes 322,500 shares of common stock that Dr. Spana may acquire within 60 days upon the exercise of options held by Dr. Spana and also includes 224,917 shares and 160,000 warrants owned by Dr. Spana.

(8)	Includes 628,125 shares of common stock that Dr. Berd may acquire within 60 days upon the exercise of options held by Dr. Berd.

(9)	Includes 8,000,000 warrants to purchase common stock owned by Carmignac Gestion

(10)	Includes 6,067,600 warrants to purchase common stock owned by Park Place Columbia LTD.

(11)	Includes 2,205,908 warrants to purchase common stock owned by Aqua RIMCO LTD.

(12)	Includes 24,800,000 warrants to purchase common stock owned by Firebird Global Master Fund, Ltd.

(13)	Includes 2,205,882 warrants to purchase common stock owned by Yoshinori Shirono.

(14)	Includes 14,200,000 warrants to purchase common stock owned by BioCentive Limited.

(15)	Includes 13,796,690 warrants to purchase common stock owned by JFE Hottinger & Affiliates.

Equity Compensation Plan Information

          The following table sets forth as of December 31, 2007, (a) the number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,311,125	$0.29	5,100,000

Equity compensation plans not approved by security holders	16,337,938	0.23	—

Total	24,649,063		5,100,000

          The warrants and options issued without stockholder approval include: (1) warrants to purchase 288,450 shares of common stock at an exercise price of $0.143 per share issued to a broker in connection with the company’s 2003 bridge financing, which expire on December 1, 2008; (2) warrants to purchase 566,667 shares of common stock at an exercise price of $0.33 per share issued to a broker in connection with the company’s 2004 private placement of securities, which expire on May 10, 2009; (3) warrants to purchase 2,287,293 shares of common stock at an exercise price of $0.33 per share issued to two brokers in connection with the company’s 2005 private placement of securities, which expire on May 10, 2009; (4) warrants to purchase 300,000 shares of common stock at an exercise price of $0.14 per share issued to two individuals for certain financial advisory services, which expire on December 16, 2009; (5) warrants to purchase 270,000 shares of common stock at an exercise price of $0.35 per share issued to two individuals for advisory services, which expire on October 31, 2012; (6) warrants to purchase 125,000 shares of common stock at an exercise price of $8.24 per share issued to a University pursuant to a license agreement, which expire on October 31, 2011; and (7) warrants to purchase 6,270,400 shares of common stock at an exercise price of $0.15 per share issued to three brokers in connection with the company’s 2007 private placement of securities.

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

          The warrants and options issued without stockholder approval also include 6,130,288 options issued to Dr. Francois Martelet, our current President and CEO, which have an exercise price of $0.09 and expire on December 1, 2014. These options were granted to Dr. Martelet in conjunction with his appointment to President and CEO of the company.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

          On April 13, 2007, we completed a private financing in the aggregate principal amount of $10,007,500 at a price of $0.125 per share with various institution and individual investors in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. We issued 80,060,000 shares of our common stock and associated warrants to purchase an additional 80,060,000 shares of common stock at an exercise price of $0.15 per share.

          A partnership in which Mr. Rainey, our then President and CEO, is a 50% partner and Mr. Rainey’s brother is the other 50% partner, purchased $50,000 of common stock and related warrants to purchase common stock in the April 2007 offering. Mr. Rainey also, individually, purchased an additional $50,000 of common stock and associated warrants to purchase common stock in the private placement. John K.A. Prendergast, Carl Spana and Andrew Dahl, directors of the company also purchased $50,000, $50,000, $20,000 and $20,000, respectively, of common stock and associated warrants to purchase common stock, in this offering. The board of directors approved the participation of Dr. Prendergast, Mr. Spana, Dr. Dahl and Mr. Rainey in the private placement.

ITEM 14.	Principal Accountant Fees and Services

          The following table sets forth the aggregate fees billed to the Company for fiscal years ended December 31, 2006 and 2007, by the Company’s principal accounting firms:

	2006	2007

Audit fees (1)	$56,000	$59,500
Audit-related fees	—
Tax fees	—
All other fees	—

Total	$56,000	$59,500

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)

Financial Statements. The following consolidated financial statements, contained on pages F-1 through F-23 of this report, are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Loss – Years Ended December 31, 2007 and 2006
Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows – Years Ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

	(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX TECHNOLOGIES, INC.

Date: April 15, 2008	By:	/s/	Francois R. Martelet

Francois R. Martelet, M.D.
President & Chief Executive Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name & Title	Date

/s/ Francois R. Martelet, M.D.	Francois R. Martelet, M.D.	April 15, 2008

President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard P. Rainey	Richard P. Rainey	April 15, 2008

Principal Financial Officer Principal Accounting Officer

/s/ John K.A. Prendergast	John K. A. Prendergast, Ph.D.	April 15, 2008

Chairman of the Board and Director

/s/ Andrew Dahl	Andrew Dahl	April 15, 2008

Director

/s/ Edson D. de Castro	Edson D. de Castro	April 15, 2008

Director

/s/ Carl Spana	Carl Spana, Ph.D.	April 15, 2008

Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (excluding the Certificates of Designations for the Series B and Series C Convertible Preferred Stock).[1]

3.2	Certificate of Amendment of Certificate of Incorporation Dated May 10, 2004.[2]

3.3	Certificate of Amendment of Certificate of Incorporation Dated February 20, 2007. [16]

3.4	By-Laws.[3]

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen of common stock certificate.[3]

4.3	Certificate of Designation of Series C Convertible Preferred Stock.[4]

10.1	Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[7]

10.2	License Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[5]

10.3	Extension to the Clinical Study and Research Agreement dated November 20, 1995, by and between the Company and Thomas Jefferson University.[4]

10.4	Stock Contribution Agreement dated as of July 17, 2000, among the Company, Professor David R. Klatzmann, Professor Jean-Loup Salzmann, GPH, S.A. and Genopoietic, S.A11

10.5	Tax Agreement dated as of August 24, 2000, among the Company, GPH, S.A., Genopoietic S.A., Professor David R. Klatzmann and Professor Jean-Loup Salzmann.[11]

10.6	Rights Agreement dated as of August 24, 2000, between the Company and Professor David R. Klatzmann (an identical agreement was entered into between the Company and Professor Jean-Loup Salzmann).[11]

10.7	2001 Stock Option Plan.[1]

10.8	2000 Directors’ Stock Option Plan.[6]

10.9	2006 Equity Incentive Plan. [13]

10.10	Note Purchase Agreement dated as of November 17, 2003.[7]

10.11	Form of Warrant in connection with the December 2003 bridge financing. [7]

10.12	Form of Series 2004A Warrant to purchase common stock. [9]

10.13	Form of Series 2004B Warrant to purchase common stock. [9]

10.16	Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey dated as of December 1, 2007. [15]

10.17	Employment Agreement between AVAX Technologies, Inc. and Dr. David Berd dated as of December 1, 2007. [10]

10.18	Employment Agreement between AVAX Technologies, Inc. and Dr. Francois R. Martelet dated as of December 1, 2007. [15]

Exhibit No.	Description

10.19	Amendment to Employment Agreement between AVAX Technologies, Inc. and Dr. Francois R. Martelet dated as of December 1, 2007. [15]

10.20	Form of Series 2005A Warrant to purchase common stock. [11]

10.21	Form of Series 2005B Warrant to purchase common stock. [11]

10.22	Securities Purchase Agreement dated as of April 13, 2007.[14]

10.23	Form of Series 2007A Warrant to purchase common stock. [14]

14	Code of Ethics. [17]

21	Subsidiaries of the Company. *

23	Consent of Briggs, Bunting & Dougherty LLP, Independent Registered Public Accounting Firm. *

31.1	Certifications of Chief Executive Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of Chief Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.*

*	Filed herewith.

[1]	Incorporated by reference and previously filed as an exhibit to Annual Report on Form 10-KSB for year ended December 31, 2001.

[2]	Incorporated by reference and previously filed as an exhibit to the Quarterly Report on Form 10-QSB for the first quarter of the year ended December 31, 2004.

[3]	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-09349) filed on August 1, 1996.

[4]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1998.

[5]	Incorporated by reference and previously filed as an exhibit to Amendment No. 9 to the Registration Statement on Form S-3 filed on July 3, 1997.

[6]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.

[7]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on December 9, 2003.

[8]	Incorporated by reference and previously filed as an exhibit to the Registration Statement on Form SB-2 (File No. 333-118334) filed on August 18, 2004.

[9]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2004.

[10]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on March 25, 2008.

[11]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on April 7, 2005.

[12]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2000.

[13]	Incorporated by reference and previously filed as an exhibit to the Proxy Statement on Schedule 14A as filed with the SEC on June 28, 2006.

[14]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K filed on April 19, 2007.

[15]	Incorporated by reference and previously filed as an exhibit to the Current Report on Form 8-K/A, Amendment No. 1 filed on February 1, 2008.

[16]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2006.

[17]	Incorporated by reference and previously filed as an exhibit to the Annual Report on Form 10-KSB for year ended December 31, 2005.

Consolidated Financial Statements

AVAX Technologies, Inc.
(a development stage company)

Years ended December 31, 2007 and 2006
and the period from January 12, 1990
(Incorporation) to December 31, 2007
With Report of Independent Registered Public Accounting Firm

AVAX Technologies, Inc.
(a development stage company)

Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and for the period from January 12, 1990
(Incorporation) to December 31, 2007

Contents

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2007 and 2006 and for the period from January 12, 1990 (incorporation) to December 31, 2007	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006 and for the period from January 12, 1990 (incorporation) to December 31, 2007	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from January 12, 1990 (incorporation) to December 31, 2007	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AVAX Technologies, Inc.

We have audited the accompanying consolidated balance sheets of AVAX Technologies, Inc. (a development stage company) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007 and for the period from January 12, 1990 (incorporation) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVAX Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended and for the period from January 12, 1990 (incorporation) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and may not have adequate capital to fund its operations through 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

/s/ Briggs, Bunting & Dougherty, LLP

Philadelphia, Pennsylvania
April 15, 2008

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Balance Sheet

	December 31, 2007	December 31, 2006

Assets
Current assets:
Cash	$5,903,207	$1,484,570
Accounts receivable	131,387	220,161
Inventory	11,520	10,508
VAT receivable	82,896	50,937
Prepaid expenses and other current assets	317,105	210,343

Total current assets	6,446,115	1,976,519
Property, plant and equipment, at cost	4,247,706	3,967,928
Less accumulated depreciation	3,505,051	3,088,687

Net property, plant and equipment	742,655	879,241
Goodwill	188,387	188,387

Total assets	$7,377,157	$3,044,147

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,091,674	$1,030,187
Accrued expenses	551,777	430,457
Accrued and withheld payroll taxes and liabilities	699,603	716,918
Deferred revenue	250,000	160,678
ANVAR advances	400,691	362,109

Total current liabilities	3,993,745	2,700,349
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock:
Issued and outstanding shares – 36,750 at December 31, 2006 and 33,500 at December 31, 2007 (liquidation preference - $3,670,000 and $3,350,000, respectively)	335	367
Common stock, $.004 par value:
Authorized shares – 150,000,000 at December 31, 2006, and 500,000,000 at December 31, 2007
Issued and outstanding shares – 61,414,998 at December 31, 2006 and 141,574,997 at December 31, 2007	566,300	245,660
Additional paid-in capital	86,657,058	77,460,158
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	414,971	479,217
Deficit accumulated during the development stage	(84,254,830)	(77,841,182)

Total stockholders’ equity	3,383,412	343,798

Total liabilities and stockholders’ equity	$7,377,157	$3,044,147

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
 Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,		Period from January 12, 1990 (Incorporation) to December 31,
	2007	2006	2007

Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	411,272	734,774	6,816,094
Grant revenue	206,112	—	206,112

Total revenue	617,384	734,774	8,973,206
Costs and expenses:
Research and development	4,595,972	4,244,268	52,247,740
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	2,714,292	1,989,188	37,959,381

Total operating loss	(6,692,880)	(5,498,682)	(89,786,702)
Other income (expense):
Interest income	279,232	143,182	6,204,591
Interest expense	—	—	(812,067)
Other, net	—	—	143,193

Total other income (expense), net	279,232	143,182	5,535,717

Loss before income taxes	(6,413,648)	(5,355,500)	(84,250,985)
Income taxes	—	—	—

Loss from continuing operations	(6,413,648)	(5,355,500)	(84,250,985)
Loss from discontinued operations	—	—	(3,845)

Net loss	(6,413,648)	(5,355,500)	(84,254,830)
Amount payable for liquidation preference	—	—	(1,870,033)

Net loss attributable to common stockholders	$(6,413,648)	$(5,355,500)	$(86,124,863)

Loss per common share – basic and diluted
Loss from continuing operations	$(0.05)	$(0.09)
Loss from discontinued operations	—	—

Net loss	$(0.05)	$(0.09)

Weighted-average number of common shares outstanding	118,913,409	61,414,998

Net loss	$(6,413,648)	$(5,355,500)
Foreign currency translation adjustment	(64,246)	23,535

Comprehensive loss	$(6,477,894)	$(5,331,965)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock for services in January 1990	—	$—	—	$—	—	$—	582,500	$2,330
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1990	—	—	—	—	—	—	582,500	2,330
Issuance of common stock for services in August 1991	—	—	—	—	—	—	230,000	920
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1991	—	—	—	—	—	—	812,500	3,250
Conversion of note payable to related party to common stock in June 1992	—	—	—	—	—	—	22,913	92
Issuance of common stock for services in May and June 1992	—	—	—	—	—	—	264,185	1,056
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	1,287,500	12,875	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1992	1,287,500	12,875	—	—	—	—	1,099,598	4,398
Issuance of common stock for services in July and November 1993	—	—	—	—	—	—	8,717	35
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1993	1,287,500	12,875	—	—	—	—	1,108,315	4,433
Issuance of common stock for services in July 1994	—	—	—	—	—	—	3,750	15
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1994	1,287,500	12,875	—	—	—	—	1,112,065	4,448
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(307,948)	(1,232)
Shares issued in September and November 1995	—	—	—	—	—	—	1,777,218	7,109
Amount payable for liquidation preference	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance at December 31, 1995	1,287,500	12,875	—	—	—	—	2,581,335	10,325
Repurchase of common stock in March 1996	—	—	—	—	—	—	(77,901)	(312)
Payment of subscription receivable	—	—	—	—	—	—	—	—
Conversion of Series A preferred stock in June 1996	(1,287,500)	(12,875)	—	—	—	—	321,875	1,288

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of common stock for services in January 1990	$920	$—	$—	$—	$—	$—	$3,250
Net loss	—	—	—	—	—	(889)	(889)

Balance at December 31, 1990	920	—	—	—	—	(889)	2,361
Issuance of common stock for services in August 1991	5,830	—	—	—	—	—	6,750
Net loss	—	—	—	—	—	(97,804)	(97,804)

Balance at December 31, 1991	6,750	—	—	—	—	(98,693)	(88,693)
Conversion of note payable to related party to common stock in June 1992	160,465	—	—	—	—	—	160,557
Issuance of common stock for services in May and June 1992	6,444	—	—	—	—	—	7,500
Issuance of Series A convertible preferred stock, net of issuance cost in June, July and September 1992	2,258,837	—	—	—	—	—	2,271,712
Net loss	—	—	—	—	—	(607,683)	(607,683)

Balance at December 31, 1992	2,432,496	—	—	—	—	(706,376)	1,743,393
Issuance of common stock for services in July and November 1993	24,965	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	(1,610,154)	(1,610,154)

Balance at December 31, 1993	2,457,461	—	—	—	—	(2,316,530)	158,239
Issuance of common stock for services in July 1994	4,485	—	—	—	—	—	4,500
Net loss	—	—	—	—	—	(781,221)	(781,221)

Balance at December 31, 1994	2,461,946	—	—	—	—	(3,097,751)	(618,482)
Common stock returned and canceled in April and May 1995	—	—	—	—	—	—	(1,232)
Shares issued in September and November 1995	—	(7,109)	—	—	—	—	—
Amount payable for liquidation preference	(738,289)	—	—	—	—	—	(738,289)
Net income	—	—	—	—	—	1,380,571	1,380,571

Balance at December 31, 1995	1,723,657	(7,109)	—	—	—	(1,717,180)	22,568
Repurchase of common stock in March 1996	—	312	—	—	—	—	—
Payment of subscription receivable	—	2,771	—	—	—	—	2,771
Conversion of Series A preferred stock in June 1996	11,587	—	—	—	—	—	—

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	—	—	258,198	2,582	—	—	129,099	516
Issuance of common stock and Series B preferred stock for services in June 1996	—	—	1,000	10	—	—	500	2
Exercise of warrants in June and July 1996	—	—	—	—	—	—	156,250	626
Amount payable for liquidation preference	—	—	—	—	—	—	—	—
Compensation related to stock options granted in May and September 1996	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1996	—	—	259,198	2,592	—	—	3,111,158	12,445
Payment of subscription receivable	—	—	—	—	—	—	—	—
Write-off of subscription receivable	—	—	—	—	—	—	—	—
Exercise of warrants in April and June 1997	—	—	—	—	—	—	49,770	199
Conversion of preferred to common stock	—	—	(55,039)	(551)	—	—	1,421,403	5,685
Repurchase of fractional shares	—	—	—	—	—	—	(26)	—
Realization of loss on marketable securities	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1997	—	—	204,159	$2,041	—	—	4,582,305	18,329
Conversion of preferred to common stock	—	—	(91,470)	(914)	—	—	2,386,174	9,544
Payment of subscription receivable	—	—	—	—	—	—	—	—
Issue shares based upon reset provisions	—	—	—	—	—	—	3,029,339	12,117
Issue compensatory shares to officer	—	—	—	—	—	—	9,301	38
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1998	—	—	112,689	1,127	—	—	10,007,119	40,028
Conversion of preferred to common stock	—	—	(38,805)	(388)	—	—	1,012,286	4,049
Issue shares based upon reset provisions	—	—	—	—	—	—	20,885	84
Issuance of Series C preferred stock in a private placement in March 1999	—	—	—	—	101,300	1,013	—	—
Exercise of Warrants pursuant to cashless exercise provisions	—	—	—	—	—	—	37,500	150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	—	—	—	—	—	—	—	—

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Issuance of common stock and Series B preferred stock in a private placement in May and June 1996	22,217,397	—	—	—	—	—	22,220,495
Issuance of common stock and Series B preferred stock for services in June 1996	99,988	—	—	—	—	—	100,000
Exercise of warrants in June and July 1996	5,624	—	—	—	—	—	6,250
Amount payable for liquidation preference	(1,131,744)	—	—	—	—	—	(1,131,744)
Compensation related to stock options granted in May and September 1996	1,076,373	—	(1,076,373)	—	—	—	—
Amortization of deferred compensation	—	—	112,949	—	—	—	112,949
Unrealized loss on marketable securities	—	—	—	(2,037)	—	—	(2,037)
Net loss	—	—	—	—	—	(1,536,842)	(1,536,842)

Balance at December 31, 1996	24,002,882	(4,026)	(963,424)	(2,037)	—	(3,254,022)	19,794,410
Payment of subscription receivable	—	1,761	—	—	—	—	1,761
Write-off of subscription receivable	(1,833)	1,833	—	—	—	—	—
Exercise of warrants in April and June 1997	(199)	—	—	—	—	—	—
Conversion of preferred to common stock	(5,134)	—	—	—	—	—	—
Repurchase of fractional shares	(76)	—	—	—	—	—	(76)
Realization of loss on marketable securities	—	—	—	2,037	—	—	2,037
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(4,266,125)	(4,266,125)

Balance at December 31, 1997	23,995,640	(432)	(694,324)	—	—	(7,520,147)	15,801,107
Conversion of preferred to common stock	(8,630)	—	—	—	—	—	—
Payment of subscription receivable	—	10	—	—	—	—	10
Issue shares based upon reset provisions	(12,117)	—	—	—	—	—	—
Issue compensatory shares to officer	24,962	—	—	—	—	—	25,000
Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(5,838,130)	(5,838,130)

Balance at December 31, 1998	23,999,855	(422)	(425,224)	—	—	(13,358,277)	10,257,087
Conversion of preferred to common stock	(3,661)	—	—	—	—	—	—
Issue shares based upon reset provisions	(84)	—	—	—	—	—	—
Issuance of Series C preferred stock in a private placement in March 1999	9,283,726	—	—	—	—	—	9,284,739
Exercise of Warrants pursuant to cashless exercise provisions	27,000	—	—	—	—	—	27,150
Capital contributed through sale of 20% interest in consolidated subsidiaries to unrelated third party	2,099,200	—	—	—	—	—	2,099,200

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Amortization of deferred compensation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 1999	—	—	73,884	739	101,300	1,013	11,077,790	44,311
Conversion of preferred to common stock	—	—	(73,884)	(739)	(14,550)	(146)	2,375,083	9,500
Private placement of common stock, March 2000	—	—	—	—	—	—	2,259,494	9,039
Capital contribution by shareholder	—	—	—	—	—	—	—	—

Exercise of options and warrants	—	—	—	—	—	—	29,254	117
Shares issued pursuant to acquisition of Subsidiary	—	—	—	—	—	—	800,000	3,200
Elimination of contributed capital related to joint venture no longer consolidated	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2000	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2001	—	—	—	—	86,750	867	16,541,621	66,167
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2002	—	—	—	—	86,750	867	16,541,621	66,167
Conversion of preferred to common stock	—	—	—	—	(50,000)	(500)	1,538,450	6,153
Common stock warrants issued in conjunction with convertible notes payable	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	—	—	36,750	367	18,080,071	72,320
Exercise of warrants	—	—	—	—	—	—	338,400	1,354
Conversion of bridge notes to common stock	—	—	—	—	—	—	7,486,430	29,945
Private placement of common stock	—	—	—	—	—	—	10,166,667	40,667
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—	36,750	$367	36,071,568	$144,286
Private placement of common stock	—	—	—	—	—	—	25,343,430	101,374
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2005	—	$—	—	$—	36,750	$367	61,414,998	$245,660

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Amortization of deferred compensation	—	—	269,100	—	—	—	269,100
Net loss	—	—	—	—	—	(7,867,563)	(7,867,563)

Balance at December 31, 1999	35,406,036	(422)	(156,124)	—	—	(21,225,840)	14,069,713
Conversion of preferred to common stock	(8,615)	—	—	—	—	—	—
Private placement of common stock, March 2000	24,186,656	—	—	—	—	—	24,195,695
Capital contribution by shareholder	93,637	—	—	—	—	—	93,637

Exercise of options and warrants	271,273	—	—	—	—	—	271,390
Shares issued pursuant to acquisition of Subsidiary	7,596,800	—	—	—	—	—	7,600,000
Elimination of contributed capital related to joint venture no longer consolidated	(2,099,200)	—	—	—	—	—	(2,099,200)
Amortization of deferred compensation	—	—	156,124	—	—	—	156,124
Foreign currency translation adjustment	—	—	—	—	80,009	—	80,009
Net loss	—	—	—	—	—	(16,276,749)	(16,276,749)

Balance at December 31, 2000	65,446,587	(422)	—	—	80,009	(37,502,589)	28,090,619
Foreign currency translation adjustment	—	—	—	—	(38,894)	—	(38,894)
Net loss	—	—	—	—	—	(15,109,753)	(15,109,753)

Balance at December 31, 2001	65,446,587	(422)	—	—	41,115	(52,612,342)	12,941,972
Foreign currency translation adjustment	—	—	—	—	354,789	—	354,789
Net loss	—	—	—	—	—	(9,425,564)	(9,425,564)

Balance at December 31, 2002	65,446,587	(422)	—	—	395,904	(62,037,906)	3,871,197
Conversion of preferred to common stock	(5,653)	—	—	—	—	—	—
Common stock warrants issued in conjunction with convertible notes payable	142,500	—	—	—	—	—	142,500
Foreign currency translation adjustment	—	—	—	—	10,175	—	10,175
Net loss	—	—	—	—	—	(3,286,100)	(3,286,100)

Balance at December 31, 2003	65,583,434	(422)	—	—	406,079	(65,324,006)	737,772
Exercise of warrants	47,037	—	—	—	—	—	48,391
Conversion of bridge notes to common stock	943,330	—	—	—	—	—	973,275
Private placement of common stock	2,852,656	—	—	—	—	—	2,893,323
Foreign currency translation adjustment	—	—	—	—	20,739	—	20,739
Net loss	—	—	—	—	—	(3,457,908)	(3,457,908)

Balance at December 31, 2004	$69,426,457	$(422)	$—	$—	$426,818	$(68,781,914)	$1,215,592
Private placement of common stock	7,885,153	—	—	—	—	—	7,986,527
Foreign currency translation adjustment	—	—	—	—	28,864	—	28,864
Net loss	—	—	—	—	—	(3,703,768)	(3,703,768)

Balance at December 31, 2005	$77,311,610	$(422)	$—	$—	$455,682	$(72,485,682)	$5,527,215

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2005	—	$—	—	$—	36,750	$367	61,414,998	$245,660
Stock based compensation expense	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2006	—	$—	—	$—	36,750	$367	61,414,998	$245,660
Conversion of Series C Shares	—	—	—	—	(3,250)	(32)	99,999	400
Private placement of common stock	—	—	—	—	—	—	80,060,000	320,240
Stock based compensation expense	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	33,500	$335	141,574,997	$566,300

[TABLE CONTINUES]

	Additional Paid-In Capital	Subscription Receivable	Deferred Compensation	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2005	$77,311,610	$(422)	$—	$—	$455,682	$(72,485,682)	$5,527,215
Stock based compensation expense	148,548	—	—	—	—	—	148,548
Foreign currency translation adjustment	—	—	—	—	23,535	—	23,535
Net loss	—	—	—	—	—	(5,355,500)	(5,355,500)

Balance at December 31, 2006	$77,460,158	$(422)	$—	$—	$479,217	$(77,841,182)	$343,798
Conversion of Series C Shares	(368)	—	—	—	—	—	—
Private placement of common stock	8,998,120	—	—	—	—	—	9,318,360
Stock based compensation expense	199,148	—	—	—	—	—	199,148
Foreign currency translation adjustment	—	—	—	—	(64,246)	—	(64,246)
Net loss	—	—	—	—	—	(6,413,648)	(6,413,648)

Balance at December 31, 2007	$86,657,058	$(422)	$—	$—	$414,971	$(84,254,830)	$3,383,412

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows

			Period from January 12, 1990 (Incorporation) to December 31,

	Year ended December 31

	2007	2006	2007

Operating activities
Net loss	$(6,413,648)	$(5,355,500)	$(84,254,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,005	290,434	5,084,727
Amortization of discount on convertible notes payable	—	—	142,500
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Employee stock option expense	199,148	148,548	347,696
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and former officer	—	—	449,000
Loss on sale of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	101,425	(119,980)	17,228
Inventory	97	3,286	30,764
Prepaid expenses and other current assets	(122,349)	74,016	(156,031)
Research and development tax credit receivable	—	81,087	320,488
Accounts payable and accrued liabilities	1,142,440	731,967	2,203,067
Deferred revenue	59,985	52,295	210,292
Amount payable to former officer	—	—	80,522

Net cash used in operating activities	$(4,731,897)	$(4,093,847)	$(70,665,565)

Investing activities
Purchases of marketable securities	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(127,402)	(40,307)	(3,730,065)
Proceeds from sale of furniture and equipment	—	—	51,119
Cash acquired in acquisition of control of joint venture	—	—	991,634
Organization costs incurred	—	—	(622,755)

Net cash used in investing activities	$(127,402)	$(40,307)	$(3,310,067)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)

			Period from January 12, 1990 (Incorporation) to December 31,

	Year ended December 31

	2007	2006	2007

Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	9,318,360	—	78,170,851

Net cash provided by financing activities	9,318,360	—	79,448,702

Effect of exchange rate changes on cash	(40,424)	45,574	430,137

Net increase (decrease) in cash	4,418,637	(4,088,580)	5,903,207
Cash at beginning of period	1,484,570	5,573,150	—

Cash at end of period	$5,903,207	$1,484,570	$5,903,207

Supplemental disclosure of cash flow information
Interest Paid	$—	$—	$—

Non-cash activity:
Issuance of restricted stock compensation	$—	$—	$25,000

Common stock warrants issued with convertible notes	$—	$—	$142,500

Conversion of bridge loan into common stock	$—	$—	$950,000

Payment of interest with common stock	$—	$—	$23,275

See accompanying notes.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

In August 2000, the Company completed its acquisition of GPH, S.A. (Holdings) and Genopoietic S.A. (Genopoietic) each a French societe anonyme based in Paris, France with its principal operating facility in Lyon, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s December 31, 2007 consolidated balance sheet includes approximately $122,239 in net assets related to these subsidiaries.

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

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007, the Company incurred a net loss of $6,413,648 and a use of cash in operating activities of $4,731,897. The Company’s cash requirements were satisfied through a private placement of common stock in April 2007 (see Note 4), maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. However, the Company does not have sufficient resources to maintain its existing plan of operations throughout 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that additional debt or equity financing will be required to fund ongoing operations in 2008. The Company is currently seeking to raise additional capital or secure revenue sources to fund current operations. However, there is no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2008. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount in classification of liabilities that may be required, should the Company be unable to continue as a going concern.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue consisted of $250,000 received pursuant to a clinical development and manufacturing agreement for which the activities needed to be completed to earn the funds had not been completed as of December 31, 2007. Pursuant to the agreement, if the companies manufacturing facility in Philadelphia, PA is not able to produce products pursuant to the agreement by May 31, 2008 then $125,000 of the funds received will default to the collaboration partner. If the facility is not able to produce products pursuant to the agreement by August 31, 2008 then the remaining $125,000 will default and be payable back to the collaboration partner.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at December 31, 2007. The Company generally does not charge interest on accounts receivable.

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

Prior to the adoption of SFAS No. 142, the company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods the adjusted loss from continuing operations would be $84,137,953 and the adjusted net loss would be $84,141,798.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the year ended December 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

The Company maintains three employee stock option plans, a director stock option plan and has issued non-qualified stock options to an executive officer and a director outside of the existing stock option plans, which non-plan option grants have been approved by the Board of Directors and the stockholders of the Company. These plans are more fully discussed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007. In addition, the Company issues warrants to consultants at the discretion of the Board of Directors of the Company. The Company accounts for warrants granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock warrants utilizing the Black-Scholes option-pricing model.

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. The estimated weighted average fair value of options granted was calculated based on the following assumptions:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2007

Expected term (in years)	4.50	4.00
Volatility	79.4%	75.4%
Risk-free interest rate	4.30%	3.52%
Expected dividends	0	0

For the twelve months ended December 31, 2007, compensation expense of $105,127 was charged to administrative expenses and $94,021 was charged to research and development expenses related to stock options outstanding and not vested. As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $805,057, is expected to be allocated to expenses over a weighted-average period of 18 months.

The fair value of option grants is estimated at the date of grant using the Black-Scholes model.

The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments, in years, as of December 31, 2007.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term

$0.090 - $0.143	15,188,178	3.85	7,964,300	1.10

$0.150 - $0.190	90,865,400	4.42	88,331,025	4.34

$0.285 - $0.330	2,347,792	3.89	1,720,183	3.68

$0.340 - $0.390	5,682,293	1.84	5,682,293	1.84

$0.410 - $0.490	7,603,030	2.26	7,603,030	2.26

$0.890 - $0.906	280,000	0.73	280,000	0.73

$2.940	240,000	0.73	240,000	0.73

$8.240	125,000	3.84	125,000	3.84

	122,331,693		111,945,831

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

Recently Issued Accounting Standards

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. At the adoption date and as of December 31, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or results of operations were required.

In September 2006, the FASB issued SFAS No. 157,” Fair Value Measurements”. FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this pronouncement does not require any new fair value measurements. We are required to adopt FAS No. 157 beginning January 1, 2008. The Company has evaluated the impact of adopting FAS 175 on our consolidated financial statements and does not expect any impact on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115”. FAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. FAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company has evaluated the impact of adopting FAS 159 on the Company’s consolidated financial statements and does not expect any impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, with limited exceptions, this pronouncement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. As the Company does not have any defined benefit pension plans or other postretirement plans, the adoption of this standard did not have any impact on its financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or Issue 07-3, which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company has evaluated the impact of adopting Issue 07-3 on its consolidated financial statements and does not expect any impact on its results of operations or financial position.

In December 2007, the FASB ratified the final consensuses in Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements,” or Issue 07-1, which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. Issue 07-1 is effective for us beginning January 1, 2009. The Company has evaluated the impact of adopting Issue 07-1 on its consolidated financial statements and does not expect any impact on its results of operations or financial position.

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

In February 1997, the Company licensed from The Texas A&M University System an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogren compounds is no longer a part of the Company’s plan of operation. The Company has been notified by Texas A&M that Texas A&M considers the Company to be in violation of the license agreement and that the Company’s rights under the license agreement have been revoked. The Company disputes the contention by Texas A&M and the Company is attempting to return the technology to the University. Texas A&M has filed a lawsuit against the company seeking reimbursement from AVAX for certain patent expenses incurred by the University from AVAX. Although the disputed amount is fully accrued in the attached financial statements, the Company continues to dispute certain amounts that are claimed by the University.

3.	Equity Transactions

Common and Preferred Stock

In May 1996, the Company’s authorized capital was increased to 50,000,000 shares of common stock, par value $.004, and 5,000,000 shares (of which 2,500,000 shares were designated as Series A preferred stock, 300,000 shares were designated as Series B preferred stock and 120,000 shares were designated as Series C preferred stock) of preferred stock, par value $.01. In June 1998, the Company’s authorized common stock, par value $.004, was decreased to 30,000,000 shares. In January 2004, the Company’s authorized common stock, par value $.004, was increased to 150,000,000 shares. In January 2007, the Company’s authorized common stock, par value $.004, was increased to 500,000,000 shares. As of June 2006, no shares of the Series B preferred stock were issued or outstanding, and the Certificate of Designation for the Series B preferred stock was cancelled.

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

During 2000 holders of 14,550 shares the Series C Preferred stock converted these shares into 650,931 fully paid nonassessable shares of common stock. During 2001 holders of 50,000 shares of the Series C Preferred stock converted these shares into 1,538,450 fully paid nonassessable shares of common stock. During 2007 holders of 3,250 shares of the Series C Preferred stock converted those shares into 99,999 fully paid non-assessable shares of common stock. The 33,500 shares of Series C preferred stock, outstanding at December 31, 2007, is convertible into 1,030,756 shares of common stock excluding the effect of any fractional shares.

In March 2000, the Company completed a $25,137,000 private placement with institutional investors. The Company sold an aggregate of 2,259,494 newly issued shares of common stock, and issued warrants to purchase an additional 225,951 shares of common stock at an exercise price of $12.79 per share, for an aggregate warrant exercise price of $2,890,817. The warrants expired on March 10, 2005.

In connection with services rendered in connection with the private placement, the Company paid the placement agent a cash fee of approximately $747,000. Other share issuance expenses amounted to approximately $54,000.

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

On May 21, 2004, the Company closed the private placement of 10,166,167 shares of the Company’s common stock plus warrants to purchase 1,525,000 shares of common stock at $0.35 per share (Series A Warrants) and warrants to purchase 1,525,000 shares of common stock at $0.39 per share (Series B Warrants). Net proceeds to the Company, after offering costs, amounted to approximately $2,893,000.

On May 21, 2004, in compliance with the Note Purchase Agreements entered into in December, 2003, the Company converted the principal ($950,000) and interest ($23,275) on the bridge notes into common stock at an exercise price of $0.13 per share resulting in the issuance of 7,486,430 shares of the Company’s common stock.

On April 5, 2005, the Company closed a private placement of 25,343,430 shares of common stock at a purchase price of $0.34 per share with 12 accredited or institutional investors. The Company received gross proceeds of approximately $8,616,000. In connection with the private placement, the Company also issued to the investors warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.41 per share, and warrants to purchase 3,801,515 shares of common stock at a warrant exercise price of $0.48 per share. Net proceeds to the Company, after offering costs, amounted to approximately $7,986,000.

On April 13, 2007, the Company closed a private placement of 80,060,000 shares of common stock at a purchase price of $0.125 per share with 25 accredited and institutional investors. In connection with the private placement, the Company also issued to the investors warrants to purchase 80,060,000 shares of common stock at a warrant exercise price of $0.15 per share. All warrants issued in this private placement expire on April 13, 2012. Net proceeds to the Company, after offering costs, amounted to approximately $9,318,000.

Stock Options – 1992 Stock Option Plan

In April 1992, the Board of Directors approved the 1992 Stock Option Plan (the “1992 Plan”), which, as amended, authorized up to 437,500 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The 1992 Plan was amended in June 1999, to increase the number of shares issuable to 1,500,000. The 1992 Plan was further amended in June 2000, to increase the number of shares issuable to 2,500,000. The Board of Directors determines the exercise price and vesting period of the options at the date of grant. Options may be granted up to 10 years after the 1992 Plan’s adoption date and generally expire 7 years from the date of grant.

The following summarizes activity in the 1992 Plan:

Number of Options

Granted	276,375
Canceled	(246,375)

Balance at December 31, 1995, 1996 and 1997	30,000
Granted	600,000

Balance at December 31, 1998	630,000
Granted	955,397
Expired	(240,000)

Balance at December 31, 1999	1,345,397
Granted	430,000
Expired	(13,430)
Exercised	(7,955)

Balance at December 31, 2000	1,754,012
Granted	1,039,696
Expired	(386,684)

Balance at December 31, 2001	2,407,024
Expired	(567,365)

Balance at December 31, 2002	1,839,659
Expired	(1,058,755)

Balance at December 31, 2003	780,904
Expired	(1,621)

Balance at December 31, 2004	779,283
Expired	(195,000)

Balance at December 31, 2005	584,283
Expired	(353,889)

Balance at December 31, 2006	230,394
Expired	(75,000)

Balance at December 31, 2007	155,394

Stock Options – 2001 Stock Option Plan

In November 2001 the Board of Directors approved the 2001 Stock Option Plan (the “2001 Plan”), authorizing up to 2,500,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The Board of Directors determines the exercise price and vesting period of the options at the date of grant. Options may be granted up to 10 years after the 2001 Plan’s adoption date and generally expire 10 years from the date of grant. With the adoption of the 2006 Equity Incentive Plan described below, the 2001 Plan was frozen.

The following summarizes activity in the 2001 Plan:

Granted	175,108

Balance at December 31, 2001	175,108
Expired	(59,435)

Balance at December 31, 2002	115,673
Expired	(90,688)

Balance at December 31, 2003	24,985
Granted	1,155,000
Expired	(379)

Balance at December 31, 2004	1,179,606
Granted	873,250
Balance at December 31, 2005	2,052,856
Granted	120,000

Balance at December 31, 2006	2,172,856
Expired	(92,125)

Balance at December 31, 2007	2,080,731

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

Granted	240,000

Balance at December 31, 2001, 2002 & 2003	240,000
Granted	160,000

Balance at December 31, 2004, 2005, 2006 & 2007	400,000

Stock Options – 2006 Equity Incentive Plan

On June 12, 2006, the Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”), authorizing up to 10,000,000 shares of common stock for granting both incentive and nonqualified stock options to employees, directors, consultants and members of the scientific advisory board of the Company. The Board of Directors determines the exercise price and vesting period of the options at the date of grant. Options may be granted up to 10 years after the 2006 Plan’s adoption date and generally expire 10 years from the date of grant. The 2006 Plan replaces the 2001 Plan and the Directors Option Plan as of the date of enactment of the 2006 Plan. The following summarized the activity in the 2006 Plan:

Balance at December 31, 2005 & 2006	—
Issued	4,900,000

Balance at December 31, 2007	4,900,000

Stock Options – Other

The Company, with the authorization of the board of directors, issues nonqualified stock options to employees, directors, advisors, consultants and members of the scientific advisory board of the Company. The Board of Directors determines the exercise price, expiration date and vesting period of the options at the date of grant. The following summarizes other stock option grants:

Granted	571,373

Balance at December 31, 1996	571,373
Granted	580,644

Balance at December 31, 1997	1,152,017
Granted	103,404

Balance at December 31, 1998	1,255,421
Granted	20,000

Balance at December 31, 1999	1,275,421
Granted	27,382
Exercised	(9,688)

Balance at December 31, 2000	1,293,115

Issued	135,000
Expired	(280,000)

Balance at December 31, 2001	1,148,115
Expired	(53,000)

Balance at December 31, 2002	1,095,115
Expired	(501,685)

Balance at December 31, 2003	593,430
Expired	(360,644)

Balance at December 31, 2004	232,786
Granted	775,000
Expired	(71,000)

Balance at December 31, 2005	936,786
Expired	(61,786)

Balance at December 31, 2006	875,000
Issued	6,130,128
Balance at December 31, 2007	7,005,128

Warrants

The Company, with the authorization of the board of directors issues warrants for the purchase of common stock in conjunction with equity and debt offerings as well as to consultants that assist the company in various financial or commercial transactions. The Board of Directors determines the exercise price, expiration date and vesting period of the options at the date of grant.

The following summarizes warrant grants:

Granted	7,750

Balance at December 31, 1993, 1994	7,750
Granted	165,612

Balance at December 31, 1995	173,362
Granted	931,152
Exercised	(156,250)

Balance at December 31, 1996	948,264
Granted	418,569
Exercised	(88,769)
Expired	(25,000)

Balance at December 31, 1997	1,253,064
Granted	115,000
Expired	(7,750)

Balance at December 31, 1998	1,360,314
Granted	997,801
Exercised	(75,000)

Balance at December 31, 1999	2,283,115
Granted	444,710
Exercised	(27,588)
Expired	(250,654)

Balance at December 31, 2000, 2001 & 2002	2,449,583
Granted	7,308,000
Expired	(84,000)

Balance at December 31, 2003	9,673,583
Granted	4,371,783
Exercised	(338,400)
Expired	(1,110,185)

Balance at December 31, 2004	12,596,781
Granted	9,723,657
Expired	(444,710)

Balance at December 31, 2005	21,875,728

Granted	270,000
Expired	(654,438)

Balance at December 31, 2006	21,491,290
Granted – 2007 Financing Warrants	80,060,000
Granted – 2007 Advisor Warrants	6,270,400
Expired	(31,250)

Balance at December 31, 2007	107,790,440

Authorized but unissued shares of common stock were reserved for issuance at December 31, 2007 as follows:

Series C convertible preferred stock	1,030,756
1992 Stock option plan	155,394
2001 Stock option plan	2,080,731
2000 Directors option plan	400,000
2006 Equity Incentive Plan	10,000,000
Non plan options	7,005,128
Warrants to purchase common stock	10,107,810
Warrants to purchase common stock pursuant to the 2003 Bridge Financing	6,969,600
2004 Series A Warrants	1,525,000
2004 Series B Warrants	1,525,000
2005 Series A Warrants	3,801,515
2005 Series B Warrants	3,801,515
2007 Series A Warrants	80,060,000

128,462,449

A summary of applicable stock option and warrant activity and related information for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006

	Options and Warrants	Weighted- Average Exercise Price	Options and Warrants	Weighted- Average Exercise Price

Outstanding at beginning of year	25,169,540	$0.39	25,849,652	$0.53
Granted	97,360,528	0.15	390,000	0.32
Exercised	—	—	—	—
Forfeited	(198,375)	2.71	(1,070,112)	3.71

Outstanding at end of year	122,331,693	$0.19	25,169,540	$0.39

Exercisable at end of year	111,945,831	$0.20	24,580,321	$0.56

Exercise prices for options and warrants outstanding range from $0.09 to $8.24. The option and warrant contracts expire at various times through July 2017. The weighted-average grant date fair value of options granted during the years 2007 and 2006 were $0.10 and $0.18, respectively.

4.	ANVAR Advances

The Company’s French subsidiary receives financial support from a French governmental agency (ANVAR). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the December 31, 2007 balance of $400,691 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received was recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $89,040 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that to will be required to be repaid to ANVAR, the Company maintains the full amount of the obligation as a current liability.

5.	Income Taxes

At December 31, 2007, the Company has net operating loss carry-forwards of approximately $82,199,000 for income tax purposes. U. S. and state tax losses of approximately $72,202,000 expire in varying amounts between 2007 and 2027, if not utilized. Foreign losses of approximately $9,997,000 continue indefinitely and may be applied against future income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal income tax purposes are as follows:

	December 31, 2007	December 31, 2006

Deferred tax assets:
Net operating losses	$31,565,000	$29,150,000
Deferred compensation	413,000	413,000
Depreciation	329,000	283,000
Other	1,000	1,000

Total deferred tax assets	$32,308,000	$29,847,000
Valuation allowance	(32,308,000)	(29,847,000)

Net deferred tax assets	$—	$—

The valuation allowance at December 31, 2005 was $27,793,000.

Under Section 382 of the Tax Reform Act of 1986, the Company’s net operating loss carryforward could be subject to an annual limitation if it should be determined that a change in ownership of more than 50% of the value of the Company’s stock occurred over a three-year period.

The following summary reconciles the income tax benefit at the federal statutory rate with the actual income tax provision (benefit):

	Year Ended December 31,

	2007	2006

Income taxes (benefit) at statutory rate	$(2,179,000)	$(1,819,000)
State income taxes, net of federal benefit	(282,000)	(235,000)
Change in the valuation allowance	2,461,000	2,054,000
Other	—	—

Income tax provision (benefit)	$—	$—

6.	Commitments and Contingencies

Leases

In December 1997, the Company entered into a 10-year lease agreement for manufacturing facility space in Philadelphia. The first month’s rent was payable upon signing of the lease along with a security deposit equivalent to two months rental. This lease is secured by a one-year irrevocable standby letter of credit whereby the lessor is the named beneficiary that expired with the culmination of the first lease term of ten years on January 31, 2008. The company executed a first lease amendment in accordance with the existing lease agreement to extend the term of the lease by a period of five years from February 1, 2008 through January 31, 2013.

In July 2000, the Company entered into a 9-year lease agreement for manufacturing and research space in Lyon, France that expires in July 2009.

Rent expense under these agreements was approximately $405,811 and $343,043 for the years ended December 31, 2007 and 2006, respectively. Future minimum rental payments required under non-cancelable operating leases with initial or recurring terms of more than one year as of December 31, 2007 are $452,567 in 2008, $326,033 in 2009, $199,500 in 2010, 2011 and 2012 and $16,625 in 2013. With the expiration of the lease in Lyon in July 2009 it is anticipated that the Company will have need to obtain an extension of the lease or find alternative facilities within which to conduct its activities.

Other

The Company was recently sued by the Texas A&M University System in Texas. The lawsuit alleges that the Company is in breach of its license agreement by failing to reimburse the University for certain patent expenses incurred by the University with respect to the patent and patent applications.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Management believes, in consultation with counsel, that the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position.

7.	Property, Plant and Equipment

The following shows the composition of the assets included in property, plant and equipment at December 31, 2007 and 2006:

December 31, 2007:

	Cost	Accumulated Depreciation	Net

Office furniture and equipment	$334,067	$298,768	$35,299
Manufacturing facility and related equipment	3,913,639	3,206,283	707,356

Total	$4,247,706	$3,505,051	$742,655

December 31, 2006

	Cost	Accumulated Depreciation	Net

Office furniture and equipment	$312,452	$287,667	$24,785
Manufacturing facility and related equipment	3,655,476	2,801,020	854,456

Total	$3,967,928	$3,088,687	$879,241

Depreciation expense was $301,005 and $290,434 for the years ended December 31, 2007 and 2006, respectively.

8.	Employee Benefit Plan

During 1996, the Company established a discretionary 401(k) plan for all U.S. employees over the age of 21. Employee contributions are subject to normal 401(k) plan limitations. The Company was not required to make a contribution in 2007 or 2006.

9.	Related Party Transactions

During 2007 and 2006 the Company paid additional cash compensation of $126,000 per year to one of its Board Members who took a more active role in assisting existing management of the Company. It is anticipated that this role will continue until such time as additional management personnel are hired. The compensation was voted upon and approved by the Compensation Committee of the Board of Directors.

The Company receives administrative support services in the form of office space and administrative services from a partnership in which Richard Rainey, Principal Accounting Officer, is a partner. The Company is not charged for these services and does not record any expenses associated with the services due to the limited value of these services.

10.	Subsequent Events

On January 23, 2008, the Company and Mr. Rainey executed a new employment agreement, effective as of December 1, 2007, which sets forth the terms of Mr. Rainey’s continued employment with the Company through May 31, 2008. The new employment agreement supersedes the previous employment agreement between the company and Mr. Rainey dated as of April 1, 2004, as amended by a letter agreement dated October 2, 2007, except as set forth in the new agreement. Upon execution of the new agreement, Mr. Rainey received a bonus payment of $350,000 for prior services rendered. The new agreement provides that Mr. Rainey will continue in employment with the company until May 31, 2008, in the capacity of Principal Accounting Officer, and receive a base salary of $275,000 per year.