Form 10-Q
period 2008-03-31
AVAX TECHNOLOGIES INC
filed 2008-05-23
CIK 1015441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number            0-29222

AVAX TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3575874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Hamilton Street, Suite 204, Philadelphia, Pennsylvania	19130
(Address of principal executive offices)	(Zip Code)

(215) 241-9760

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

On May 22, 2008, there were 142,605,753 shares of the registrant’s common stock, par value $.004 per share, issued and outstanding.

AVAX TECHNOLOGIES, INC.

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheet - As of March 31, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statement of Operations and Comprehensive Loss (Unaudited) For the Three Months Ended March 31, 2008 and 2007 and for the Period from January 12, 1990 (Incorporation) through March 31, 2008	4

	Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2008 and 2007 and for the Period from January 12, 1990 (Incorporation) through March 31, 2008	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$3,262,826	$5,903,207
Accounts receivable	146,494	131,387
Inventory	11,627	11,520
VAT receivable	63,693	82,896
Prepaid expenses and other current assets	608,679	317,105
Total current assets	4,093,319	6,446,115
Property, plant and equipment, at cost	4,397,423	4,247,706
Less accumulated depreciation	3,687,156	3,505,051
Net property, plant and equipment	710,267	742,655
Goodwill	188,387	188,387
Total assets	$4,991,973	$7,377,157

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,846,453	$2,091,674
Accrued expenses	428,225	551,777
Accrued and withheld payroll taxes and liabilities	474,151	699,603
Deferred revenue	252,835	250,000
ANVAR advances	433,702	400,691
Total current liabilities	3,435,366	3,993,745
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock:
Issued and outstanding shares – 33,500 at March 31, 2008 and December 31, 2007 (liquidation preference - $3,350,000)	335	335
Common stock, $.004 par value:
Authorized shares 500,000,000 at March 31, 2008 and December 31, 2007
Issued and outstanding shares –141,574,997 at March 31, 2008 and December 31, 2007	566,300	566,300
Additional paid-in capital	86,746,717	86,657,058
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	431,932	414,971
Deficit accumulated during the development stage	(86,188,255)	(84,254,830)
Total stockholders’ equity	1,556,607	3,383,412
Total liabilities and stockholders’ equity	$4,991,973	$7,377,157

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) to March 31,2008
	2008	2007
Revenue:
Gain from sale of the Product	$—	$—	$1,951,000
Product and contract service revenue	115,640	144,547	6,931,734
Grant revenue	4,478	—	210,590
Total revenue	120,118	144,547	9,093,324
Costs and expenses:
Research and development	1,131,844	1,009,789	53,379,584
Acquired in process research and development	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Amortization of acquired intangibles	—	—	715,872
Selling, general and administrative	963,737	470,919	38,923,118
Total operating loss	(1,975,463)	(1,336,161)	(91,762,165)
Other income (expense):
Interest income	41,645	10,313	6,246,236
Interest expense	—	—	(812,067)
Other, net	393	—	143,586
Total other income , net	42,038	10,313	5,577,755
Loss before income taxes	(1,933,425)	(1,325,848)	(86,184,410)
Income taxes	—	—	—
Loss from continuing operations	(1,933,425)	(1,325,848)	(86,184,410)
Loss from discontinued operations	—	—	(3,845)
Net loss	(1,933,425)	(1,325,848)	(86,188,255)
Amount payable for liquidation preference	—	—	(1,870,033)
Net loss attributable to common stockholders	$(1,933,425)	$(1,325,848)	$(88,058,288)
Loss per common share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	—	—
Net loss	$(0.01)	$(0.02)
Weighted-average number of common shares outstanding	141,530,614	61,414,998
Net loss	$(1,933,425)	$(1,325,848)
Foreign currency translation adjustment	16,961	(40,200)
Comprehensive loss	$(1,916,464)	$(1,366,048)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) to March 31, 2008
	2008	2007
Operating activities
Net loss	$(1,933,425)	$(1,325,848)	$(86,188,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,478	72,998	5,165,205
Amortization of discount on convertible notes payable	—	—	142,500
Extraordinary gain related to negative goodwill on consolidated subsidiary	—	—	(902,900)
Cumulative effect of change in accounting	—	—	(186,295)
Amortization of deferred gain on joint venture	—	—	(1,805,800)
Equity in net loss of joint venture	—	—	1,703,763
Employee Stock Option Expense	89,659	31,905	437,355
Minority interest in net loss of consolidated subsidiary	—	—	(80,427)
Acquired in-process research and development charge	—	—	4,420,824
Write down of acquired intellectual property and other intangibles	—	—	3,416,091
Compensatory stock issue	—	—	25,000
Gain on sale of the Product	—	—	(1,951,000)
Gain on sale of intellectual property	—	—	(787)
Accretion of interest on common stock receivable	—	—	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	—	—	449,000
Loss on sale of furniture and equipment	—	—	246,254
Issuance of common stock or warrants for services	—	—	423,289
Changes in operating assets and liabilities:
Accounts receivable	(3,957)	131,807	13,271
Inventory	778	(2,065)	31,542
Prepaid expenses and other current assets	(255,920)	8,360	(411,951)
Research and development tax credit receivable	—	—	320,488
Accounts payable and accrued liabilities	(634,920)	288,293	1,568,147
Deferred revenue	2,619	287,834	212,911
Amount payable to Former Officer	—	—	80,522
Net cash used in operating activities	$(2,654,688)	$(506,716)	$(73,320,253)

Investing activities
Purchases of marketable securities	—	—	(351,973,210)
Proceeds from sale of marketable securities	—	—	344,856,738
Proceeds from sale of short-term investments	—	—	7,116,472
Purchases of furniture and equipment	(18,256)	(22,788)	(3,748,321)
Proceeds from sale of furniture and equipment	—	—	51,119
Cash acquired in acquisition of control of joint venture	—	—	991,634
Organization costs incurred	—	—	(622,755)
Net cash used in investing activities	$(18,256)	$(22,788)	$(3,328,323)

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three months ended March 31,		Period from January 12, 1990 (Incorporation) to March 31, 2008
	2008	2007
Financing activities
Proceeds from issuance of notes payable to related party	$—	$—	$957,557
Principal payments on notes payable to related party	—	—	(802,000)
Proceeds from loans payable and the related issuance of warrants	—	—	2,314,000
Principal payments on loans payable	—	—	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	—	—	(76)
Financing costs incurred	—	—	(90,000)
Shareholder capital contribution	—	—	93,637
Payments received on subscription receivable	—	—	4,542
Proceeds received from exercise of stock warrants	—	—	76,892
Elimination of consolidated accounting treatment for joint venture	—	—	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	—	—	2,624,000
Net proceeds received from issuance of preferred and common stock	—	—	78,170,851
Net cash provided by financing activities	—	—	79,448,702

Effect of exchange rate changes on cash	32,563	(33,965)	462,700

Net increase (decrease) in cash	(2,640,381)	(563,469)	3,262,826
Cash at beginning of period	5,903,207	1,484,570	—
Cash at end of period	$3,262,826	$921,101	$3,262,826

Supplemental disclosure of cash flow information
Interest Paid	$—	$—	$—
Non-cash activity:
Issuance of restricted stock compensation	$—	$—	$25,000
Common stock warrants issued with convertible notes	$—	$—	$142,500
Conversion of bridge loan into common stock	$—	$—	$950,000
Payment of interest with common stock	$—	$—	$23,275

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries

(a development stage company)

Notes to Consolidated Financial Statements (Unaudited)

1.	Description of Business

AVAX Technologies, Inc. and its subsidiaries (the “Company” or “AVAX”) is a development stage biopharmaceutical company.

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

Also in November 1995, the Company entered into a license agreement with Thomas Jefferson University (“TJU”) to develop, commercially manufacture and sell products embodying immunotherapeutic vaccines for the treatment of malignant melanoma and other cancers (the “Invention”) (see Note 4).

In December 1996, the Company entered into a license agreement with Rutgers University (“Rutgers”) to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer and infectious diseases. During September 2004, the Company and Rutgers agreed to cancel the license agreement and all of the Company’s obligations associated with the license agreement.

In February 1997, the Company entered into a license agreement with Texas A&M University to develop, commercially manufacture and sell products embodying a series of compounds for the treatment of cancer (the “Texas A&M Compounds”) (see Note 4).

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (“AVT”) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (“AVAX Holdings”). Under the joint venture agreement, AVAX Holdings, through its affiliated entities AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (the “Joint Venture Companies”), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma (“M-Vax”), in Australia and New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in the two joint venture companies, resulting in AVAX owning a 95% interest in the net equity of both joint venture companies. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the M-Vax in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. In September 2002, the Company announced that it would be discontinuing its operations in Australia, and in December 2002 the Company completed the liquidation of its Australian subsidiary.

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”) each a French societe anonyme based in Paris, France with its principal operating facility in Lyon, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s March 31, 2008 consolidated balance sheet includes approximately $381,659 in net assets related to these subsidiaries.

The Company’s business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval, and competition with other biotechnology and pharmaceutical companies. The Company plans to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any sufficient revenues or that the Company will continue to have the finances available to support its operations.

2.	Basis of Presentation

The financial information for the three-month periods ended March 31, 2008 and 2007, contained herein, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007, the Company incurred a net loss of $6,413,648 and a use of cash in operating activities of $4,731,897. For the three months ended March 31, 2008, the Company incurred a net loss of $1,933,425 and a use of cash in operating activities of $2,654,688. The Company’s cash requirements were satisfied through a private placement of common stock in April 2007, maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. However, the Company does not have sufficient resources to maintain its existing plan of operations throughout 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that additional debt or equity financing will be required to fund ongoing operations in 2008. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there is no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2008. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations. Management has considered the impact of the going concern status in its evaluation of the recoverability and classification of its assets and liabilities.

3.	Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

Holdings and Genopoietic use the Euro as their functional currency as required by the European Union. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”, the financial statements of these entities have been translated into United States dollars, the functional currency of the Company and its other wholly owned subsidiaries and the reporting currency herein, for purposes of consolidation.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue primarily consisted of $250,000 received pursuant to a clinical development and manufacturing agreement for which the activities needed to be completed to earn the funds that had not been completed as of March 31, 2008. Pursuant to the agreement, if AVAX’s manufacturing facility in Philadelphia, PA is not able to produce products pursuant to the agreement by May 31, 2008 then $125,000 of the funds received will default to the collaboration partner. If the facilities are not able to produce products pursuant to the agreement by August 31, 2008, then the remaining $125,000 will default and be payable back to the collaboration partner.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at March 31, 2008. The Company generally does not charge interest on accounts receivable.

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

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $86,071,378 and the adjusted net loss would be $86,075,223.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The Company transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the three months ended March 31, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

The Company maintains three employee stock option plans, a director stock option plan and has issued non-qualified stock options to an executive officer and a director outside of the existing stock option plans, which non-plan option grants have been approved by the Board of Directors and the stockholders of the Company. These plans are more fully discussed in the Form 10-K filed for the year ended December 31, 2007. In addition, the Company issues warrants to consultants at the discretion of the Board of Directors of the Company. The Company accounts for warrants granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock warrants utilizing the Black-Scholes option-pricing model.

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the three month period ended March 31, 2007 no options or warrants were issued. The estimated weighted average fair value of warrants granted as of March 31, 2008 was calculated based on the following assumptions:

Three Months Ended March 31, 2008
Expected term (in years)	5.00
Volatility	77.5%
Risk-free interest rate	2.23%
Expected dividends	0

Compensation expense of $55,348 and $17,538 was charged to administrative expenses for the three months ended March 31, 2008 and 2007, respectively, while $34,311 and $14,367 was charged to research and development expenses related to stock options outstanding and not vested for the same periods. As of March 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $715,398, and is expected to be allocated to expenses over a weighted-average period of 15 months.

Options and Warrants Outstanding

In addition to options and warrants granted for compensatory purposes, the Company also issues warrants from time to time in conjunction with financing transactions. A summary of applicable stock option and warrant activity and related information for the three months ended March 31, 2008, is as follows:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	122,331,693	$0.19
Granted	50,000	$0.15
Exercised	—	—
Forfeited	50,000	$.91
Outstanding at end of period	122,331,693	$0.19
Exercisable at end of period	114,535,308	$0.20

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The option and warrant contracts expire at various times through July 2017. The weighted-average exercise price of warrants granted during the first three months of 2008 was $0.15.

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments, in years, as of March 31, 2008.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.090 - $0.143	15,188,178	3.60	9,778,082	1.92
$0.150 - $0.190	90,915,400	4.17	89,052,900	4.12
$0.285 - $0.330	2,347,792	3.64	1,824,003	3.48
$0.340 - $0.390	5,682,293	1.59	5,682,293	1.59
$0.410 - $0.490	7,603,030	2.01	7,603,030	2.01
$0.890 - $0.906	230,000	0.59	230,000	0.59
$2.940	240,000	0.59	240,000	0.59
$8.240	125,000	3.59	125,000	3.59
	122,331,693		114,535,308

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

4.	License and Research Agreements

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

In February 1997, the Company licensed from Texas A&M University (“Texas A&M”) an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogen compounds is no longer a part of the Company’s plan of operation. The Company has been notified by Texas A&M that Texas A&M considers the Company to be in violation of the license agreement and that the Company’s rights under the license agreement have been revoked. The Company disputes the contention by Texas A&M and the Company is attempting to return the technology to the University. Texas A&M has filed a lawsuit against the company seeking reimbursement from AVAX for certain patent expenses incurred by the University from AVAX. Although the disputed amount is fully accrued in the attached financial statements, the Company continues to dispute certain amounts that are claimed by the University.

5.	ANVAR Advances

Genopoietic receives financial support from a French governmental agency (“ANVAR”). These advances, which are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the March 31, 2008 balance of $433,702 (1,800,000 French Francs) is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received was recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $96,378 (400,000 French Francs) is payable. The due date for the obligation has past but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that to will be required to be repaid to ANVAR, the Company maintains the full amount of the obligation as a current liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this report, in other filings with the Securities and Exchange Commission (“SEC”) and in press releases and other public communications throughout the year, AVAX Technologies, Inc. (“AVAX,” the “Company,” “we” or “us”) makes, or will make statements that plan for or anticipate the future. These forward-looking statements involve risks and uncertainties, including, among other things: statements about the future of biotechnology products and the biopharmaceutical industry, statements about our future business plans and strategies, and other statements that are not historical in nature. These forward-looking statements are based on our current expectations. Many of these statements are found in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other companies conducting clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Each of the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under Item 1A – “Risk Factors.”

GENERAL

Since our inception, we have primarily concentrated our efforts and resources on the development and commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. These efforts require that we expend money in the development and clinical testing of our products.

We have been unprofitable since our founding and we fund our losses primarily through equity offerings of common stock. We incurred net losses of $6,413,648, and $5,355,500 for the 12 months ended December 31, 2007 and 2006, respectively, and $1,933,425 for the three months ended March 31, 2008. We have a cumulative net loss of $88,058,288 as of March 31, 2008. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, and the cost of maintaining our manufacturing facilities in Europe and the U.S.

Our ability to continue as an operating company depends upon our immediate need to raise additional capital before the end of July 2008, and if we are successful in raising capital in 2008, our ability in the future to raise additional capital from time to time to allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. Our M-Vax product does not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax or any other products that we may develop.

The major challenges for others and us in the biopharmaceutical industry are the significant costs, time and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

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

Results of Operations for the Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007

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

            Manufacturing costs included in this category relate to the costs of developing, supporting and maintaining facilities and personnel that produce clinical samples in compliance with cGMP. Our facilities and the personnel maintained for manufacturing are currently at what we feel are the minimum required for compliance with cGMP. Based upon the current capacity of our facilities, our personnel and our current and future planned clinical trials, we have excess capacity for the production and testing of biological products. We use this excess capacity to generate cash in the form of contract manufacturing alliances. Because the incremental costs incurred to provide these services are not material or quantifiable, they are not presented separately.

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

Research and development costs incurred through March 31, 2008, were $53,379,584. Research and development costs were $1,131,844 and $1,009,789, for the three months ended March 31, 2008 and 2007, respectively. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization, risks associated with regulatory review and approval of clinical product candidates and the limited funds available, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

Revenue

Revenue recognized for the three months ended March 31, 2008 was $120,118 compared to revenue recognized for the three months ended March 31, 2007 of $144,547. The decrease in revenues was due to lower manufacturing reimbursements related to compassionate use treatments and lower revenues realized from contract manufacturing. The decrease in revenues was partially offset by a higher exchange rate in the current year.

During the three months ended March 31, 2008, our research and development expenses increased 12.1% from $1,009,789 as of March 31, 2007 to $1,131,844 for the same period in 2008. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,
	2008	2007
United States	$487,865	$467,811
France	643,979	541,978
	$1,131,844	$1,009,789

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

Selling, general and administrative expenses increased approximately 104.7%; from $470,919 for the three months ended March 31, 2007 to $963,737 for the three months ended 2008. Expenses for the periods are broken out by region as follows:

	Three Months Ended March 31,
	2008	2007
United States	$913,526	$375,277
France	50,211	95,642
	$963,737	$470,919

In the U.S., the increase in costs is the result of higher salary costs and related expense for the Company’s new executive officer, salary increases for existing administrative staff and higher consulting costs to improving existing accounting and financial processes necessary for Sarbanes-Oxley 404 compliance by year end. In addition, there were increased legal costs including for securities and employment counsel and patent counsel in connection with the filing and execution of ongoing patent expenses. Also, there were increased costs for travel, investor relations and public relations activities related to on-going financing activities. The decrease in administrative costs in France is due to one less administrative person in 2008 and less spending on marketing and logistics activities for Phase III Mvax clinical trials.

Other income, net increased from $10,313 earned in the three months ended March 31, 2007 to $42,038 in 2008. The increase is the function of higher interest rates with the overall rise in short-term interest rates plus a higher average invested balance of cash after completing the financing in April 2007.

Assuming we are successful in raising additional capital, we anticipate our spending over the next 12 months for research and development and selling, general and administrative expenses will increase as compared with 2008, as we continue to implement and accelerate the plan of operation described above.

Liquidity and Capital Resources

We presently anticipate that our current cash resources will be sufficient to fund operations through July 2008, and we must raise additional capital immediately if we are to continue as a going concern. Our current limited cash resources require that we significantly curtail our efforts to enlist new clinical sites for the Phase III registration trial for M-Vax and to significantly slow the patient enrollment in that trial until we are successful in raising additional capital. We will use the proceeds of any offering primarily to fund the additional costs associated with enlisting clinical sites for and patient enrollment in the Phase III trial for M-Vax and to initiate the Phase II clinical trial for O-Vax, the Company’s AC Vaccine for ovarian cancer (“O-Vax”), in the United States. To implement the current plan of operation described above for the balance of 2008 and into the first quarter of 2009, we need to raise a minimum of $10.0 million in additional capital. If we are able to raise this additional capital, the key components of our plan of operation for the balance of 2008 will include:

•

Enrolling patients in our Phase III registration trial U.S. for M-Vax for the treatment of Stage 3 and 4 melanoma patients, which trial will proceed under the Special Protocol Assessment that we received from the U.S. FDA in October 2006.

•	Continuing the treatment of melanoma patients outside the U.S. on a compassionate use basis with M-Vax.

•	Initiating the launch of the O-Vax study with Cancer Treatment Centers of America.

•

Continuing our discussions with the European Medical Evaluations Agency and AFSSAPs, the FDA equivalent regulatory bodies for the European Union and France, respectively, regarding the regulatory requirements for the AC Vaccine and its continued development in Europe and France.

•

Initiating discussion with Japanese regulatory authorities regarding the regulatory approval process for autologous products like our AC Vaccines and the requirements for making M-Vax available for compassionate use in Japan.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond July 2008. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds sought in this offering or attract contract-manufacturing relationships on acceptable terms, if at all and we may have to cease operations. We have begun to curtail certain initiatives and projects due to the fact we have not raised additional capital as of the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a smaller reporting company.

Item 4T.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us is accumulated and communicated to management, including our President and Chief Executive Officer and our Executive Chairman to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Chairman, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based upon that evaluation, our President and Chief Executive Officer and our Executive Chairman concluded that our disclosure controls and procedures were not effective as of March 31, 2008, due to the material weakness described in our Management’s Report on Internal Control Over Financial Reporting previously reported in our Form 10-K for the year ended December 31, 2007. These included:

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

In light of the material weaknesses, in preparing our consolidated financial statements as of and for the quarter ended March 31, 2008, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements included in this quarterly report fairly present, in all material respect, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 1, 2008, a suit was filed against us by Texas A&M University in the United States District Court of Brazos County, Texas as previously disclosed in our Form 10-K, filed with the SEC on April 15, 2008. There have been no material changes since the filing of our Form 10-K.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. We believe, in consultation with counsel, that the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position.

Item 1A.	Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 23, 2008, Mr. Rainey ceased serving as the Company’s Principal Financial Officer and Principal Accounting Officer. On May 23, 2008, the Board appointed Francois R. Martelet, M.D., the Company’s President and Chief Executive Officer as the Company’s Principal Financial Officer.

Item 6.         Exhibits.

10.1	Employment Agreement between AVAX Technologies, Inc. and Francois R. Martelet, M.D., dated as of December 1, 2007. (1)

10.2	Amendment to Employment Agreement between AVAX Technologies, Inc. and Francois R. Martelet, M.D., dated as of December 1, 2007. (1)

10.3	Employment Agreement between AVAX Technologies, Inc. and Richard P. Rainey dated as of December 1, 2007. (1)

10.4	Employment Agreement between AVAX Technologies, Inc. and David Berd, M.D., dated as of November 1, 2007. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K/A (File No. 000-29222), filed with the Securities and Exchange Commission on February 1, 2008.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K/A (File No. 000-29222), filed with the Securities and Exchange Commission on March 25, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAX Technologies, Inc.

Date:	May 23, 2008
		By:	/s/ Francois Martelet
Francois Martelet President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)