Form 10-Q
period 2008-06-30
AVAX TECHNOLOGIES INC
filed 2008-08-15
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 14, 2008, there were 142,605,753 shares of the Registrant’s common stock, par value $.004 per share, issued and outstanding.

AVAX TECHNOLOGIES, INC.
Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheet - As of June 30, 2008 (Unaudited) and December 31, 2007	3
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the Three Months and Six Months Ended June 30, 2008 and 2007 and for the Period from January 12, 1990 (Incorporation) to June 30, 2008	4
	Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2008 and 2007 and for the Period from January 12, 1990 (Incorporation) to June 30, 2008	5
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4T.	Controls and Procedures	17
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
	June 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash	$1,346,161	$5,903,207
Accounts receivable	5,543	131,387
Inventory	5,775	11,520
VAT receivable	65,794	82,896
Prepaid expenses and other current assets	468,517	317,105
Total current assets	1,891,790	6,446,115
Property, plant and equipment, at cost	4,438,187	4,247,706
Less accumulated depreciation	3,735,755	3,505,051
Net property, plant and equipment	702,432	742,655
Goodwill	188,387	188,387
Total assets	$2,782,609	$7,377,157

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,399,647	$2,091,674
Accrued expenses	513,480	551,777
Accrued and withheld payroll taxes and liabilities	429,631	699,603
Deferred revenue	257,321	250,000
ANVAR advances	432,138	400,691
Total current liabilities	3,032,217	3,993,745
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock:
Issued and outstanding shares – 33,500 at June 30, 2008 and December 31, 2007 (liquidation preference - $3,350,000)	335	335
Common stock, $.004 par value:
Authorized shares 500,000,000 at June 30, 2008 and December 31, 2007 Issued and outstanding shares –141,574,997 at June 30, 2008 and December 31, 2007	566,300	566,300
Additional paid-in capital	86,909,550	86,657,058
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	336,094	414,971
Deficit accumulated during the development stage	(88,061,465)	(84,254,830)
Total stockholders’ equity (deficit)	(249,608)	3,383,412
Total liabilities and stockholders’ equity (deficit)	$2,782,609	$7,377,157

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from January 12, 1990 (Incorporation) to June 30,
	2008	2007	2008	2007	2008
Revenue:
Gain from sale of the Product	$–	$–	$–	$–	$1,951,000
Product and contract service revenue	91,135	58,769	206,775	203,316	7,022,869
Grant revenue	5,295	–	9,773	–	215,885
Total revenue	96,430	58,769	216,548	203,316	9,189,754
Costs and expenses:
Research and development	1,228,394	1,041,708	2,360,238	2,051,497	54,607,978
Acquired in process research and development	–	–	–	–	4,420,824
Write down of acquired intellectual property and other intangibles	–	–	–	–	3,416,091
Amortization of acquired intangibles	–	–	–	–	715,872
Selling, general and administrative	754,335	623,274	1,718,072	1,094,193	39,677,453
Total operating loss	(1,886,299)	(1,606,213)	(3,861,762)	(2,942,374)	(93,648,464)
Other income (expense):
Interest income	11,204	84,565	52,849	94,878	6,257,440
Interest expense	–	–	–	–	(812,067)
Other, net	1,885	–	2,278	–	145,471
Total other income , net	13,089	84,565	55,127	94,878	5,590,844
Loss before income taxes	(1,873,210)	(1,521,648)	(3,806,635)	(2,847,496)	(88,057,620)
Income taxes	–	–	–	–	–
Loss from continuing operations	(1,873,210)	(1,521,648)	(3,806,635)	(2,847,496)	(88,057,620)
Loss from discontinued operations	–	–	–	–	(3,845)
Net loss	(1,873,210)	(1,521,648)	(3,806,635)	(2,847,496)	(88,061,465)
Amount payable for liquidation preference	–	–	–	–	(1,870,033)
Net loss attributable to common stockholders	$(1,873,210)	$(1,521,648)	$(3,806,635)	$(2,847,496)	$(89,931,498)
Loss per common share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Loss from discontinued operations	–	–	–	–
Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted-average number of common shares outstanding	141,530,614	130,037,855	141,555,545	95,915,992
Net loss	$(1,873,210)	$(1,521,648)	$(3,806,635)	$(2,847,496)
Foreign currency translation adjustment	16,961	(5,963)	16,961	(40,200)
Comprehensive loss	$(1,856,249)	$(1,527,611)	$(3,789,674)	$(2,887,696)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,		Period from January 12, 1990 (Incorporation) to June 30,
	2008	2007	2008
Operating activities
Net loss	$(3,806,635)	$(2,847,496)	$(88,061,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,257	146,731	5,215,984
Amortization of discount on convertible notes payable	–	–	142,500
Extraordinary gain related to negative goodwill on consolidated subsidiary	–	–	(902,900)
Cumulative effect of change in accounting	–	–	(186,295)
Amortization of deferred gain on joint venture	–	–	(1,805,800)
Equity in net loss of joint venture	–	–	1,703,763
Employee Stock Option Expense	252,492	63,810	600,188
Minority interest in net loss of consolidated subsidiary	–	–	(80,427)
Acquired in-process research and development charge	–	–	4,420,824
Write down of acquired intellectual property and other intangibles	–	–	3,416,091
Compensatory stock issue	–	–	25,000
Gain on sale of the Product	–	–	(1,951,000)
Gain on sale of intellectual property	–	–	(787)
Accretion of interest on common stock receivable	–	–	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	–	–	449,000
Loss on sale of furniture and equipment	–	–	246,254
Issuance of common stock or warrants for services	–	–	423,289
Changes in operating assets and liabilities:
Accounts receivable	126,247	142,136	143,475
Inventory	6,165	(1,210)	36,929
Prepaid expenses and other current assets	(119,211)	(820)	(275,242)
Research and development tax credit receivable	–	–	320,488
Accounts payable and accrued liabilities	(1,040,646)	359,732	1,162,421
Deferred revenue	6,788	287,835	217,080
Amount payable to Former Officer	–	–	80,522
Net cash used in operating activities	$(4,443,543)	$(1,849,282)	$(75,109,108)

Investing activities
Purchases of marketable securities	–	–	(351,973,210)
Proceeds from sale of marketable securities	–	–	344,856,738
Proceeds from sale of short-term investments	–	–	7,116,472
Purchases of furniture and equipment	(64,895)	(29,175)	(3,794,960)
Proceeds from sale of furniture and equipment	–	–	51,119
Cash acquired in acquisition of control of joint venture	–	–	991,634
Organization costs incurred	–	–	(622,755)
Net cash used in investing activities	$(64,895)	$(29,175)	$(3,374,962)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,		Period from January 12, 1990 (Incorporation) to June 30,
	2008	2007	2008
Financing activities
Proceeds from issuance of notes payable to related party	$–	$–	$957,557
Principal payments on notes payable to related party	–	–	(802,000)
Proceeds from loans payable and the related issuance of warrants	–	–	2,314,000
Principal payments on loans payable	–	–	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	–	–	(76)
Financing costs incurred	–	–	(90,000)
Shareholder capital contribution	–	–	93,637
Payments received on subscription receivable	–	–	4,542
Proceeds received from exercise of stock warrants	–	–	76,892
Elimination of consolidated accounting treatment for joint venture	–	–	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	–	–	2,624,000
Net proceeds received from issuance of preferred and common stock	–	9,318,359	78,170,851
Net cash provided by financing activities	–	9,318,359	79,448,702
Effect of exchange rate changes on cash	(48,608)	(39,380)	381,529
Net increase (decrease) in cash	(4,557,046)	7,400,522	1,346,161
Cash at beginning of period	5,903,207	1,484,570	–
Cash at end of period	$1,346,161	$8,885,092	$1,346,161

Supplemental disclosure of cash flow information
Interest Paid	$–	$–	$197,072
Non-cash activity:
Issuance of restricted stock compensation	$–	$–	$25,000
Common stock warrants issued with convertible notes	$–	$–	$142,500
Conversion of bridge loan into common stock	$–	$–	$950,000
Payment of interest with common stock	$–	$–	$23,275

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

In November 1999, the Company entered into a definitive joint venture agreement with Australia Vaccine Technologies (“AVT”) (formerly Neptunus International Holdings Limited), a pharmaceutical group in Australia, under the subsidiary name, AVAX Holdings Australia Pty Limited (“AVAX Holdings”). Under the joint venture agreement, AVAX Holdings, through its affiliated entities, AVAX Australia Pty Limited and AVAX Australia Manufacturing Pty Limited (the “Joint Venture Companies”), was organized for the purpose of manufacturing and marketing M-Vax, an immunotherapy for the post-surgical treatment of Stage 3 and 4 melanoma (“M-Vax”), in Australia and New Zealand. In January 2002, the Joint Venture Companies repurchased 90% of AVT’s interest in the two joint venture companies, resulting in AVAX owning a 95% interest in the net equity of both joint venture companies. The Company was seeking but was unable to obtain a timely governmental reimbursement for the costs of treatment with the M-Vax in Australia, and determined to discontinue operations in Australia in order to focus the cash resources of the Company on its U.S. and European operations. In September 2002, the Company announced that it would be discontinuing its operations in Australia, and, in December 2002, the Company completed the liquidation of its Australian subsidiary.

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”), each a French societe anonyme based in Paris, France with its principal operating facility in Lyon, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s June 30, 2008 consolidated balance sheet includes approximately $516,707 in net assets related to these subsidiaries.

The Company’s business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval, and competition with other biotechnology and pharmaceutical companies. The Company is seeking to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any sufficient revenues or that the Company will continue to have the finances available to support its operations.

2. Basis of Presentation

The financial information for the three-month and six-month periods ended June 30, 2008 and 2007, contained herein, is unaudited.  The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007, the Company incurred a net loss of $6,413,648 and a use of cash in operating activities of $4,731,897. For the six months ended June 30, 2008, the Company incurred a net loss of $3,806,635 and a use of cash in operating activities of $4,443,543. The Company’s cash requirements were satisfied through a private placement of common stock in April 2007, maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. However, the Company does not have sufficient resources to maintain its existing plan of operations throughout 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that additional debt or equity financing will be required to fund ongoing operations in 2008. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there is no assurance that the Company will successfully obtain the required capital or revenues or, if obtained, the amounts will be sufficient to fund ongoing operations in 2008. The inability to secure additional capital could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations. Management has considered the impact of the going concern status in its evaluation of the recoverability and classification of its assets and liabilities.

3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVAX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

Holdings and Genopoietic use the Euro as their functional currency as required by the European Union. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” the financial statements of these entities have been translated into U.S. dollars, the functional currency of the Company and its other wholly-owned subsidiaries and the reporting currency herein, for purposes of consolidation.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue primarily consisted of $250,000 received pursuant to a clinical development and manufacturing agreement for which activities needed to be completed by May 31, 2008 which had been extended to early August, 2008 in order to earn the half the funds. Pursuant to the agreement, if the Company’s manufacturing facility in Philadelphia, PA is not able to produce products pursuant to the agreement, then $125,000 of the funds received will default to the collaboration partner. The due date for the obligation has passed but the other party has not demanded repayment of the obligation. If the facilities are not able to produce products pursuant to the agreement by August 31, 2008, then the remaining $125,000 will default and be payable back to the collaboration partner.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at June 30, 2008. The Company generally does not charge interest on accounts receivable.

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

Accrued Expenses

The Company provides for accrued expenses based upon its contractual obligation, as calculated by the Company, for all claims made for payment to the Company.

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

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. This accounting standard requires that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment, and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company performed its annual goodwill impairment test in accordance with SFAS No. 142 and determined that the carrying amount of goodwill was reasonable.

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $87,944,588 and the adjusted net loss would be $87,948,433.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The Company transitioned to SFAS 123R using the modified-prospective methods, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the three and six months ended June 30, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

The Company maintains three employee stock option plans and a director stock option plan, and has issued non-qualified stock options to an executive officer and a director outside of the existing stock option plans, which non-plan option grants have been approved by the Board of Directors and the stockholders of the Company. These plans are more fully discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2007. In addition, the Company issues warrants to consultants at the discretion of the Board of Directors of the Company. The Company accounts for warrants granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock warrants utilizing the Black-Scholes option-pricing model.

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the three and six month periods ended June 30, 2007, no options or warrants were issued. The estimated weighted average fair value of warrants granted as of June 30, 2008 was calculated based on the following assumptions:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Expected term (in years)	5.00	5.00
Volatility	71.5%	73.5%
Risk-free interest rate	3.18%	2.86%
Expected dividends	0	0

Compensation expense of $191,619 and $35,076 was charged to administrative expenses for the six months ended June 30, 2008 and 2007, respectively, while $60,873 and $28,734 was charged to research and development expenses related to stock options outstanding and not vested for the same periods, respectively. As of June 30, 2008, total compensation cost related to non-vested stock options not yet recognized is $542,685 and is expected to be allocated to expenses over a weighted-average period of 18 months.

Options and Warrants Outstanding

In addition to options and warrants granted for compensatory purposes, the Company also issues warrants from time to time in conjunction with financing transactions. A summary of applicable stock option and warrant activity and related information for the six months ended June 30, 2008, is as follows:
	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	122,331,693	$0.19
Granted	850,000	$0.11
Exercised	—	—
Forfeited	50,000	$0.91
Outstanding at end of period	123,131,693	$0.19
Exercisable at end of period	114,228,471	$0.19

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The options and warrants expire at various times through July 2017. The weighted-average exercise price of warrants granted during the first six months of 2008 was $0.11.

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments, in years, as of June 30, 2008.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.090 - $0.143	15,988,178	3.50	8,042,425	0.57
$0.150 - $0.190	90,915,400	3.93	90,252,900	3.91
$0.285 - $0.330	2,347,792	3.39	2,052,823	3.31
$0.340 - $0.390	5,682,293	1.34	5,682,293	1.34
$0.410 - $0.470	7,603,030	1.76	7,603,030	1.76
$0.890 - $0.906	230,000	0.34	230,000	0.34
$2.940	240,000	0.34	240,000	0.34
$8.240	125,000	3.34	125,000	3.34
	123,131,693		114,228,471

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

In February 1997, the Company licensed from Texas A&M University (“Texas A&M”) an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogen compounds is no longer a part of the Company‘s plan of operation. The Company has been notified by Texas A&M that Texas A&M considers the Company to be in violation of the license agreement and that the Company’s rights under the license agreement have been revoked. The Company disputes the contention by Texas A&M and the Company is attempting to return the technology to the University. Texas A&M has filed a lawsuit against the Company seeking reimbursement from the Company for certain patent expenses incurred by the university from the Company.  Although the disputed amount is fully accrued in the attached financial statements, the Company continues to dispute certain amounts that are claimed by the university.

5.  ANVAR Advances

Genopoietic receives financial support from a French governmental agency (“ANVAR”). These advances are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the June 30, 2008 balance of $432,138 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received was recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $96,378 is payable. The due date for the obligation has passed but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that to will be required to be repaid to ANVAR, the Company maintains the full amount of the obligation as a current liability.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•
Our history of operating losses, our continuing cash requirements, our immediate need to raise capital in the third quarter of 2008 and substantial capital thereafter, and the uncertainty of our prospects of reaching a meaningful level of revenues.

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

We have been unprofitable since our founding and we fund our losses primarily through equity offerings of equity and debt. We incurred net losses of $6,413,648 and $5,355,500 for the 12 months ended December 31, 2007 and 2006, respectively, and $3,806,635 for the six months ended June 30, 2008. We have a cumulative net loss of $89,931,498 as of June 30, 2008. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts, and the cost of maintaining our manufacturing facilities in Europe and the U.S.

Our ability to continue as an operating company depends upon our immediate need to raise capital. We are in discussions with investors for a proposed bridge financing (the “Bridge Financing”) for the purpose of raising funds for working capital for the next few months, but there can be no assurance that we will complete the Bridge Financing or that the terms of such financing will be favorable to us or our existing stockholders. To the extent that we issue securities that are not registered under the Securities Act of 1933, as amended (the “Act”) in connection with the proposed Bridge Financing, the securities may not be offered or sold in the United States absent registration or an applicable exemption from registration. Even if we complete a Bridge Financing, we will need to raise additional funds immediately if we are to continue as a going concern. If we are successful in raising sufficient additional capital, it should allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. There is no assurance that additional capital can be raised in an amount which is sufficient for all such purposes, or on terms favorable to us or to our stockholders.

In the event that we do not complete the Bridge Financing or raise additional financing, it will be difficult for the Company to continue operations as they exist. We may be forced to shut down our operations or seek bankruptcy relief. If we discontinue our operations, we may not have sufficient funds to pay any amounts to our stockholders.

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

•	our inability to generate any meaningful revenues from any other products or services while we work to develop our lead products and technologies; and
•	the periodic cutbacks in our development plans and programs due to the limited cash resources from time to time in recent years and in particular, currently.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 compared with the comparable periods ended June 30, 2007

Revenue

Revenue recognized for the three and six months ended June 30, 2008 were $96,430 and $216,548, respectively, compared with revenue of $58,769 and $203,316, respectively, for the same periods in 2007. The increase in revenues for the three months ended June 30, 2008 was due to higher manufacturing reimbursements related to compassionate use treatments and higher revenues realized from contract manufacturing. The increase in revenues for the six months ended June 30, 2008 was due to a higher exchange rate in the current year.

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

Contract manufacturing encompasses services we provide to other biotechnology or pharmaceutical companies that are pursuing the clinical development of biological products. The engagements generally consist of two components. The first component is process validation in which the contracting company provides information on its product and the processes and techniques used to produce the product. Procedures are developed, documented and catalogued for the cGMP production of the product using known and acceptable techniques, tests and materials. Small-scale lots are produced, and techniques, feasibility of the production processes and tests validated. The end product of the first phase of an engagement is a pilot batch of product and the necessary production formulation and techniques to be used to file an IND with regulatory authorities for human clinical trials. The second phase of an engagement consists of the production of batches of product to be used in human clinical trials. The typical engagement results in production of small batches of product to be used in early stage (Phase I and II) clinical trials.

Research and development costs incurred through June 30, 2008 were $54,607,978. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization, risks associated with regulatory review and approval of clinical product candidates and the limited funds available, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

During the three months ended June 30, 2008, research and development expenses increased 17.9% from $1,041,708 as of June 30, 2007 to $1,228,394 as of June 30, 2008. For the six-month period ended June 30, 2008, expenses increased 15.0% from $2,051,497 as of June 30, 2007 to $2,360,238 as of June 30, 2008. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$583,693	$584,380	$1,071,558	$1,052,191
France	644,701	457,328	1,288,680	999,306
	$1,228,394	$1,041,708	$2,360,238	$2,051,497

In the U.S., the expense increase in 2008 is the result of the launch of the Phase III registration study, MAVALDI, for M-Vax in the U.S., Europe and Israel. The increased research costs related to new site initiation fees plus costs incurred for the contract research organization. These increased expenses were partially offset by a decline in expenses for the Phase I/II study in M-Vax, which was completed during 2007. The increase in costs in France was due to higher salaries and taxes for new employees plus higher facility costs related to an increase in the amount of space.

Selling, General and Administrative Expenses

During the three months ended June 30, 2008, selling, general and administrative expenses increased approximately 21.0%, from $623,374 as of June 30, 2007 to $754,335, and for the six month period ended June 30, 2008, expenses increased approximately 57.0% from $1,094,193 as of June 30, 2007 to $1,718,073. Expenses for the periods are broken out by region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$702,600	$489,498	$1,616,126	$864,775
France	51,735	133,776	101,946	229,418
	$754,335	$623,274	$1,718,072	$1,094,193

In the U.S., the expense increase in 2008 is the result of higher salary costs and related expense for the Company’s new executive officer, salary increases for existing administrative staff and higher consulting costs to improving existing accounting and financial processes necessary for Sarbanes-Oxley 404 compliance by year end. In addition, there were increased legal costs including for securities and employment matters, financing efforts and patent counsel in connection with the filing and execution of ongoing patent expenses. Also, there were increased costs for travel, investor relations and public relations activities related to on-going financing activities. The decrease in administrative costs in France is due to one less administrative person in 2008 and less spending on marketing and logistics activities for Phase III Mvax clinical trials.

Other income, net decreased from $84,565 and $94,878 earned in the three and six months ended June 30, 2007, to $11,204 and $52,849 for the comparable periods in 2008. The decrease is the function of lower interest rates with a lower average invested balance of cash.

Assuming we are successful in raising additional capital, we anticipate our spending over the next 12 months for research and development and selling, general and administrative expenses will increase as compared with 2008, as we continue to implement and accelerate the plan of operation described above.

Liquidity and Capital Resources

Our ability to continue as an operating company depends upon our immediate need to raise capital. We are in discussions with investors for a proposed Bridge Financing for the purpose of raising funds for working capital for the next few months, but there can be no assurance that we will complete the Bridge Financing or that the terms of such financing will be favorable to us or our existing stockholders. To the extent that we issue securities that are not registered under the Act in connection with the proposed Bridge Financing, the securities may not be offered or sold in the United States absent registration or an applicable exemption from registration. Even if we complete a Bridge Financing, we will need to raise additional funds immediately if we are to continue as a going concern. If we are successful in raising sufficient additional capital, it should allow us to develop products, obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. There is no assurance that additional capital can be raised in an amount which is sufficient for all such purposes, or on terms favorable to us or to our stockholders.

Our current extremely limited cash resources require that we significantly curtail our efforts to enlist new clinical sites for the Phase III registration trial for M-Vax and to significantly slow the patient enrollment in that trial until we are successful in raising additional capital. We will use the proceeds of any offering primarily to fund the additional costs associated with enlisting clinical sites for and patient enrollment in the Phase III trial for M-Vax and to initiate the Phase II clinical trial for O-Vax (“O-Vax”),, the Company’s AC Vaccine for ovarian cancer, in the United States. To implement the current plan of operation described above for the balance of 2008 and into the first quarter of 2009, we need to raise substantial additional capital. If we are able to raise this additional capital, the key components of our plan of operation for the balance of 2008 and the first quarter of 2009 will include:

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

We continually evaluate our plan of operation discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control.

Even if we raise substantial additional capital in the near future, if our current and planned clinical trials for the AC Vaccine in the U.S. and Europe do not demonstrate continuing progress toward taking one or more products to market, our ability to raise additional capital in the future to fund our product development efforts would likely be seriously impaired. The ability of a biotechnology company, such as AVAX, to raise additional capital in the marketplace to fund its continuing development operations is conditioned upon the Company continuing to move its development products toward ultimate regulatory approval and commercialization. If in the future we are not able to demonstrate adequate progress in the development of one or more products, we will not be able to raise the capital we need to continue our then-current business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond August 2008. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds sought in this offering or attract contract-manufacturing relationships on acceptable terms, if at all and we may have to cease operations. We have begun to curtail certain initiatives and projects, including the deferral of senior management salaries, due to the fact we have not raised additional capital as of the date of this report.

In the event that we do not complete the Bridge Financing or raise additional financing, it will be difficult for the Company to continue operations as they exist. We may be forced to shut down our operations or seek bankruptcy relief. If we discontinue our operations, we may not have sufficient funds to pay any amounts to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us is accumulated and communicated to management, including our President and Chief Executive Officer and our Executive Chairman to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Chairman, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008. Based upon that evaluation, our President and Chief Executive Officer and our Executive Chairman concluded that our disclosure controls and procedures were not effective as of June 30, 2008, due to the material weakness described in our Management’s Report on Internal Control Over Financial Reporting previously reported in our Form 10-K for the year ended December 31, 2007. These included:

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

In light of the material weaknesses, in preparing our consolidated financial statements as of and for the quarter ended June 30, 2008, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We plan to take corrective actions to remediate the material weaknesses noted above. Specifically, assuming we are successful in raising additional capital, we plan to hire additional qualified personnel to assist with various accounting and finance functions within the organization. We believe this new personnel will reduce the risk associated with our lack of segregation of duties and thus enhance our system of internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 1, 2008, a suit was filed against us by Texas A&M University in the United States District Court of Brazos County, Texas as previously disclosed in our Form 10-K, filed with the SEC on April 15, 2008. Discovery efforts have begun and the Company is considering alternatives to resolve the suit.

On July 16, 2008, a suit was filed against us by the University of Colorado in the Adams County, Colorado District Court. The lawsuit by the University of Colorado alleges that the Company is in breach of a clinical research contract by failing to reimburse the University of Colorado for approximately $84,000 in patient enrollment and treatment expenses. The Company has previously responded that it disputes the amount billed based on milestones and other treatment criteria per the terms and conditions of the agreement. No discovery has begun in this matter.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. We believe that the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s financial position.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAX Technologies, Inc.

Date: August 15, 2008

	By:	/s/ Francois Martelet
Francois Martelet
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)