Form 10-Q
period 2008-09-30
AVAX TECHNOLOGIES INC
filed 2008-11-19
CIK 1015441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 17, 2008, there were 142,605,753 shares of the Registrant’s common stock, par value $.004 per share, issued and outstanding.

AVAX TECHNOLOGIES, INC.
Table of Contents

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheet - As of September 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the Three Months and Nine Months Ended September 30, 2008 and 2007 and for the Period from January 12, 1990 (Incorporation) to September 30, 2008	4

	Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2008 and 2007 and for the Period from January 12, 1990 (Incorporation) to September 30, 2008	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
AVAX Technologies, Inc. and Subsidiaries
(a development stage company)

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash	$344,946	$5,903,207
Accounts receivable	-	131,387
Inventory	3,647	11,520
VAT receivable	43,572	82,896
Prepaid expenses and other current assets	148,428	317,105
Total current assets	540,593	6,446,115
Property, plant and equipment, at cost	4,305,107	4,247,706
Less accumulated depreciation	3,666,933	3,505,051
Net property, plant and equipment	638,174	742,655
Goodwill	188,387	188,387
Total assets	$1,367,154	$7,377,157

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,415,825	$2,091,674
Accrued expenses	573,555	551,777
Accrued wages	631,537	459,488
Accrued and withheld payroll tax liabilities	192,089	240,115
Deferred revenue	253,384	250,000
ANVAR advances	386,394	400,691
Total current liabilities	3,452,784	3,993,745
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000, including Series C – 120,000 shares
Series C convertible preferred stock:
Issued and outstanding shares - 33,500 at September 30, 2008 and December 31, 2007 (liquidation preference - $3,350,000)	335	335
Common stock, $.004 par value:
Authorized shares 500,000,000 at September 30, 2008 and December 31, 2007 Issued and outstanding shares -141,574,997 at September 30, 2008 and December 31, 2007	566,300	566,300
Additional paid-in capital	86,976,416	86,657,058
Subscription receivable	(422)	(422)
Accumulated other comprehensive income	304,583	414,971
Deficit accumulated during the development stage	(89,932,842)	(84,254,830)
Total stockholders’ equity (deficit)	(2,085,630)	3,383,412
Total liabilities and stockholders’ equity (deficit)	$1,367,154	$7,377,157

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from January 12, 1990 (Incorporation) to September 30,
	2008	2007	2008	2007	2008
Revenue:
Gain from sale of the Product	$–	$–	$–	$–	$1,951,000
Product and contract service revenue	195,471	95,877	402,246	299,193	7,218,340
Grant revenue	4,334	–	14,107	–	220,219
Total revenue	199,805	95,877	416,353	299,193	9,389,559
Costs and expenses:
Research and development	1,034,206	1,350,907	3,394,444	3,402,404	55,642,184
Acquired in process research and development	–	–	–	–	4,420,824
Write down of acquired intellectual property and other intangibles	–	–	–	–	3,416,091
Amortization of acquired intangibles	–	–	–	–	715,872
Selling, general and administrative	1,043,666	719,286	2,761,739	1,813,479	40,721,120
Total operating loss	(1,878,067)	(1,974,316)	(5,739,830)	(4,916,690)	(95,526,532)
Other income (expense):
Interest income	6,850	108,085	59,699	202,963	6,264,290
Interest expense	–	–	–	–	(812,067)
Other, net	(160)	–	2,119	–	145,312
Total other income , net	6,690	108,085	61,818	202,963	5,597,535
Loss before income taxes	(1,871,377)	(1,866,231)	(5,678,012)	(4,713,727)	(89,928,997)
Income taxes	–	–	–	–	–
Loss from continuing operations	(1,871,377)	(1,866,231)	(5,678,012)	(4,713,727)	(89,928,997)
Loss from discontinued operations	–	–	–	–	(3,845)
Net loss	(1,871,377)	(1,866,231)	(5,678,012)	(4,713,727)	(89,932,842)
Amount payable for liquidation preference	–	–	–	–	(1,870,033)
Net loss attributable to common stockholders	$(1,871,377)	$(1,866,231)	$(5,678,012)	$(4,713,727)	$(91,802,875)
Loss per common share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Loss from discontinued operations	–	–	–	–
Net loss	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Weighted-average number of common shares outstanding	141,555,545	141,496,737	141,574,997	111,276,536
Net loss	$(1,871,377)	$(1,866,231)	$(5,678,012)	$(4,713,727)
Foreign currency translation adjustment	(31,511)	(5,963)	(110,388)	(44,333)
Comprehensive loss	$(1,902,888)	$(1,872,194)	$(5,788,400)	$(4,758,060)

See accompanying notes.

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Period from January 12, 1990 (Incorporation) to September 30,
	2008	2007	2008
Operating activities
Net loss	$(5,678,012)	$(4,713,727)	$(89,932,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,212	222,593	5,292,939
Amortization of discount on convertible notes payable	–	–	142,500
Extraordinary gain related to negative goodwill on consolidated subsidiary	–	–	(902,900)
Cumulative effect of change in accounting	–	–	(186,295)
Amortization of deferred gain on joint venture	–	–	(1,805,800)
Equity in net loss of joint venture	–	–	1,703,763
Employee Stock Option Expense	319,358	144,511	667,054
Minority interest in net loss of consolidated subsidiary	–	–	(80,427)
Acquired in-process research and development charge	–	–	4,420,824
Write down of acquired intellectual property and other intangibles	–	–	3,416,091
Compensatory stock issue	–	–	25,000
Gain on sale of the Product	–	–	(1,951,000)
Gain on sale of intellectual property	–	–	(787)
Accretion of interest on common stock receivable	–	–	(449,000)
Accretion of interest on amount payable to preferred stockholders and Former Officer	–	–	449,000
Loss on sale of furniture and equipment	–	–	246,254
Issuance of common stock or warrants for services	–	–	423,289
Changes in operating assets and liabilities:
Accounts receivable	131,387	154,881	148,615
Inventory	7,738	(2,947)	38,502
Prepaid expenses and other current assets	203,356	56,094	47,325
Research and development tax credit receivable	–	–	320,488
Accounts payable and accrued liabilities	(515,002)	881,576	1,688,065
Deferred revenue	3,509	287,835	213,801
Amount payable to Former Officer	–	–	80,522
Net cash used in operating activities	$(5,319,454)	$(2,969,184)	$(75,985,019)

Investing activities
Purchases of marketable securities	–	–	(351,973,210)
Proceeds from sale of marketable securities	–	–	344,856,738
Proceeds from sale of short-term investments	–	–	7,116,472
Purchases of furniture and equipment	(114,548)	(123,706)	(3,844,613)
Proceeds from sale of furniture and equipment	–	–	51,119
Cash acquired in acquisition of control of joint venture	–	–	991,634
Organization costs incurred	–	–	(622,755)
Net cash used in investing activities	$(114,548)	$(123,706)	$(3,424,615)

AVAX Technologies, Inc. and Subsidiaries
(a development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months ended September 30,		Period from January 12, 1990 (Incorporation) to September 30,
	2008	2007	2008
Financing activities
Proceeds from issuance of notes payableto related party	$–	$–	$957,557
Principal payments on notes payable to related party	–	–	(802,000)
Proceeds from loans payable and the related issuance of warrants	–	–	2,314,000
Principal payments on loans payable	–	–	(1,389,000)
Payments for fractional shares from reverse splits and preferred stock conversions	–	–	(76)
Financing costs incurred	–	–	(90,000)
Shareholder capital contribution	–	–	93,637
Payments received on subscription receivable	–	–	4,542
Proceeds received from exercise of stock warrants	–	–	76,892
Elimination of consolidated accounting treatment for joint venture	–	–	(2,511,701)
Capital contribution through sale of interest in consolidated subsidiary	–	–	2,624,000
Net proceeds received from issuance of preferred and common stock	–	9,318,359	78,170,851
Net cash provided by financing activities	–	9,318,359	79,448,702
Effect of exchange rate changes on cash	(124,259)	(26,468)	305,878
Net increase (decrease) in cash	(5,558,261)	6,199,002	344,946
Cash at beginning of period	5,903,207	1,484,570	–
Cash at end of period	$344,946	$7,683,572	$344,946

Supplemental disclosure of cash flow information
Interest Paid	$–	$–	$197,072
Non-cash activity:
Issuance of restricted stock compensation	$–	$–	$25,000
Common stock warrants issued with convertible notes	$–	$–	$142,500
Conversion of bridge loan into common stock	$–	$–	$950,000
Payment of interest with common stock	$–	$–	$23,275

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

In August 2000, the Company completed its acquisition of GPH, S.A. (“Holdings”) and Genopoietic S.A. (“Genopoietic”), each a French societe anonyme based in Paris, France with its principal operating facility in Lyon, France. Holdings and Genopoietic were organized in 1993 to develop gene therapy applications and market gene therapy treatments for cancer. The Company has designated the Lyon, France operations facility as its primary source facility for the production of vaccines to be used in clinical trials. In addition, the Company currently performs contract manufacturing and research activities at its facilities located in Lyon. The Company’s September 30, 2008 consolidated balance sheet includes approximately $153,547 in net assets related to these subsidiaries.

The Company’s business is subject to significant risks consistent with biotechnology companies that are developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding research and development, access to capital, obtaining and enforcing patents, receiving regulatory approval, and competition with other biotechnology and pharmaceutical companies. The Company is seeking to continue to finance its operations with a combination of equity and debt financing and, in the longer term, revenues from product sales, if any. The Company does not anticipate generating cash flows from operations. However, there can be no assurance that it will successfully develop any product or, if it does, that the product will generate any sufficient revenues or that the Company will continue to have the finances available to support its operations.

2. Basis of Presentation

The financial information for the three-month and nine-month periods ended September 30, 2008 and 2007, contained herein, is unaudited.  The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007, the Company incurred a net loss of $6,413,648 and a use of cash in operating activities of $4,731,897. For the nine months ended September 30, 2008, the Company incurred a net loss of $5,678,012 and a use of cash in operating activities of $5,319,454. The Company’s cash requirements through September 30, 2008, were satisfied through a private placement of common stock in April 2007, maintaining balances in accounts payable and accrued expenses on terms in excess of those afforded in commercial practice and customer agreements and through the use of available cash. However, the Company does not have sufficient resources to maintain its existing plan of operations beyond the end of 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Currently, the liabilities on the Company’s balance sheet exceed the assets. Management anticipates that additional debt or equity financing will be required to fund ongoing operations in 2008. The Company is currently negotiating to raise additional capital or secure revenue sources to fund current operations. However, there is no assurance that the Company will successfully obtain the required capital or revenues, or, if obtained, the amounts will be sufficient to fund ongoing operations in 2008 or thereafter. The inability to secure additional capital would have a material adverse effect on the Company, including the possibility that the Company would have to sell a portion or all of its assets, cease operations or seek bankruptcy relief. If the Company discontinues its operations, it will not have sufficient funds to pay any amounts to its shareholders.

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

The Company records as deferred revenue amounts received in advance of the provision of services in accordance with contracts or grants. Deferred revenue primarily consisted of $250,000 received pursuant to a clinical development and manufacturing agreement for which activities needed to be completed by August 31, 2008 or the funds are to be payable back to the collaboration partner. The Company is currently working with the collaborative partner to review new product protocols and production methodologies that may allow the Philadelphia manufacturing facility to produce products by the end of the first quarter 2009. No new agreement has been signed and none of the funds have been returned to the collaborative partner.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no valuation allowance at September 30, 2008. The Company generally does not charge interest on accounts receivable.

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

Accrued Expenses, Accrued Wages, and Accrued and Withheld Payroll Tax Liabilities

The Company provides for accrued expenses and accrued wages based upon its contractual obligations, as calculated by the Company, for all claims made for payment to the Company. Accrued expenses primarily consist of unbilled obligations for the Company’s clinical trials, legal and other professional services. Accrued wages primarily consist of senior management deferred salaries and bonus, employee vacation costs and severance costs for a former executive. Accrued and withheld payroll tax liabilities primarily consists of quarterly employee and employee payroll tax obligations of the Company’s foreign subsidiary.

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

Prior to the adoption of SFAS No. 142, the Company had recorded cumulative amortization of $113,032. If SFAS No. 142 had been applied to earlier periods, the adjusted loss from continuing operations would be $89,714,715 and the adjusted net loss would be $89,718,560.

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

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The Company transitioned to SFAS 123R using the modified-prospective methods, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS 123 pro forma disclosures. Recognized stock-based compensation expense for the three and nine months ended September 30, 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Compensation costs for fixed awards with pro rata vesting are allocated to periods on the straight-line basis. For the three and nine month periods ended September 30, 2008, no options or warrants were issued. The estimated weighted average fair value of warrants granted as of September 30, 2007 was calculated based on the following assumptions:

Three and Nine Months Ended September 30, 2007
Expected term (in years)	4.00
Volatility	75.4%
Risk-free interest rate	3.52%
Expected dividends	0

Compensation expense of $230,945 and $76,227 was charged to administrative expenses for the nine months ended September 30, 2008 and 2007, respectively, while $88,413 and $68,284 was charged to research and development expenses related to stock options outstanding and not vested for the same periods, respectively. As of September 30, 2008, total compensation cost related to non-vested stock options not yet recognized is $552,438 and is expected to be allocated to expenses over a weighted-average period of 15 months.

Options and Warrants Outstanding

In addition to options and warrants granted for compensatory purposes, the Company also issues warrants from time to time in conjunction with financing transactions. A summary of applicable stock option and warrant activity and related information for the nine months ended September 30, 2008, is as follows:

	Options and Warrants	Weighted-Average Exercise Price
Outstanding at beginning of period	122,331,693	$0.19
Granted	850,000	$0.11
Exercised	—	—
Forfeited	50,000	$0.91
Outstanding at end of period	123,131,693	$0.19
Exercisable at end of period	114,497,917	$0.19

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The options and warrants expire at various times through July 2017. The weighted-average exercise price of warrants granted during the first nine months of 2008 was $0.11.

The fair value of option grants is estimated at the date of grant using the Black-Scholes model. The following table shows the options and warrants outstanding by strike price with the average expected remaining term of the instruments, in years, as of September 30, 2008.

Exercise Price Range	Options & Warrants Outstanding	Weighted-Average Remaining Term	Vested Options & Warrants	Weighted-Average Remaining Term
$0.090 - $0.143	15,988,178	3.25	8,058,050	0.33
$0.150 - $0.190	90,915,400	3.67	90,434,150	3.66
$0.285 - $0.330	2,347,792	3.14	2,125,394	3.08
$0.340 - $0.390	5,682,293	1.09	5,682,293	1.09
$0.410 - $0.470	7,603,030	1.51	7,603,030	1.51
$0.890 - $0.906	230,000	0.09	230,000	0.09
$2.940	240,000	0.09	240,000	0.09
$8.240	125,000	3.08	125,000	3.08
	123,131,693		114,497,917

Earnings Per Share

Net loss per share is based on net loss divided by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share information is not presented, as the effects of stock options, warrants and other convertible securities would be anti-dilutive for the periods presented.

4. License and Research Agreements

In November 1995, the Company entered into an agreement with TJU for the exclusive worldwide license to develop, manufacture and sell the Invention (see Note 1). In consideration for the license agreement, the Company paid cash of $10,000 and issued an aggregate of 458,243 shares of common stock to TJU and the scientific founder.

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

The research agreement with TJU mentioned above is to continue until completion of the study, although it is terminable, upon notice by either party to the other, at any time. The Company has maintained the appropriate level of spending on the development of the Invention in accordance with the license agreement.

In February 1997, the Company licensed from Texas A&M University (“Texas A&M”) an issued U.S. patent and certain U.S. and foreign patent applications relating to a series of novel cancer-fighting anti-estrogen compounds that may be especially effective against hormone-dependent tumors. The development of the anti-estrogen compounds is no longer a part of the Company‘s plan of operation. The Company has been notified by Texas A&M that Texas A&M considers the Company to be in violation of the license agreement and that the Company’s rights under the license agreement have been revoked. The Company disputes the contention by Texas A&M and the Company is attempting to return the technology to Texas A&M. Texas A&M has filed a lawsuit against the Company seeking reimbursement from the Company for certain patent expenses incurred by the university from the Company.  In October 2008, the Company settled the suit for $25,000 plus interest on the unpaid balance, payable over four months beginning in November 2008.

5.  ANVAR Advances

Genopoietic receives financial support from a French governmental agency (“ANVAR”). These advances are subject to conditions specifying that non-compliance with such conditions could result in the forfeiture of all or a portion of the future amounts to be received, as well as the repayment of all or a portion of amounts received to date. If certain products are commercialized, the September 30, 2008 balance of $386,394 is repayable based on an annual royalty equal to 47% of the revenue related to the project. As such, the total amount of advances received was recorded as a liability in the accompanying consolidated balance sheet. In case of failure or partial success, as defined in the agreement, $96,378 is payable. The due date for the obligation has passed but the grantor agency has not demanded repayment of the obligation. Due to the uncertainty regarding the amount that will be required to be repaid to ANVAR, the Company maintains the full amount of the obligation as a current liability.

6. Subsequent Events

On February 1, 2008, a suit was filed against us by Texas A&M University in the United States District Court of Brazos County, Texas as previously disclosed in the report on Form 10-K dated December 31, 2007, filed with the SEC on April 15, 2008. In October, 2008 the Company settled the suit for $25,000 plus interest on the unpaid balance payable over four months beginning in November, 2008.

On October 24, 2008, the Company closed a bridge financing of $1,291,000 of convertible promissory notes and warrants to purchase an aggregate of 12,910,000 shares of the Company’s common stock (the “Bridge Financing”) with certain insiders and accredited investors for the purpose of providing working capital for the next few months as disclosed in the report on Form 8-K filed with the SEC on October 30, 2008. The notes that the Company sold are due on December 31, 2008. Even with closing the Bridge Financing, the Company will need to raise substantial additional funds immediately if it is to continue as a going concern. If the Company is successful in raising sufficient additional capital, it should allow it to develop products, obtain regulatory approval for proposed products, and enter into agreements for product development, manufacturing and commercialization. There is no assurance that additional capital can be raised in an amount which is sufficient for all such purposes, or on terms favorable to the Company or to its stockholders.

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

Forward-looking statements may be identified by words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “may,” “estimated” and “potential.” The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. In order to comply with the terms of the safe harbor, and because forward-looking statements involve future risks and uncertainties, listed below are a variety of factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These factors include:

•
Our history of operating losses, our continuing cash requirements, our immediate need to raise substantial capital, and the uncertainty of our prospects of raising such capital or reaching a meaningful level of revenues.

•	Uncertainty of attracting and retaining highly skilled personnel to fulfill important roles in the Company, including a new Chief Medical Officer in the United States.

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

•	Uncertainty about whether our AC Vaccine technology can be developed to produce safe and effective products and, if so, whether our AC Vaccine products will be commercially accepted and profitable.

•	Difficulties arising from our competition with other companies conducting clinical trials and treatment regimens for patients and clinical sites for our clinical trials.

•	The expenses, delays, uncertainties and complications typically encountered by development stage biopharmaceutical businesses, many of which are beyond our control.

•	Our financial and development obligations and our responsibility to meet requisite research funding levels under our license agreements in order to protect our rights to our products and technologies.

•	Our financial obligations under our existing contracts and arrangements and our ability to meet such commitments.

•	Each of the other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, under Item 1A - “Risk Factors.”

GENERAL

Since our inception, we have primarily concentrated our efforts and resources on the development and commercialization of individualized vaccine therapies and other technologies for the treatment of cancer. These efforts require that we expend money in the development and clinical testing of our products.

We have been unprofitable since our founding and we fund our losses primarily through equity offerings of equity and debt. We incurred net losses of $6,413,648 and $5,355,500 for the 12 months ended December 31, 2007 and 2006, respectively, and $5,678,012 for the nine months ended September 30, 2008. We have a cumulative net loss of $89,932,842 as of September 30, 2008. We expect to continue to incur operating losses, primarily due to the expenses associated with our product development efforts and the cost of maintaining our manufacturing facilities in Europe and the U.S.

Our ability to continue as an operating company depends upon our immediate need to raise capital. Currently, our liabilities on our balance sheet exceed our assets. We closed a bridge financing of $1,291,000 of convertible promissory notes and warrants to purchase an aggregate of 12,910,000 shares of the Company’s common stock (the “Bridge Financing”) with certain insiders and accredited investors for the purpose of providing working capital for the next few months. The notes that the Company sold are due on December 31, 2008. Even with closing the Bridge Financing, we will need to raise additional funds immediately if we are to continue as a going concern. If we are successful in raising sufficient substantial additional capital, it should allow us to develop products, seek to obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. There is no assurance that additional capital can be raised in an amount which is sufficient for all such purposes, or on terms favorable to us or to our stockholders.

In the event that we do not able to raise substantial additional financing, it will be difficult for the Company to continue operations as they exist. We will be forced to sell all or a portion of our assets, cease operations or seek bankruptcy relief. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Our M-Vax product does not currently generate any material revenue, and we may never achieve significant revenues or profitable operations from the sale of M-Vax or any other products that we may develop.

The major challenges for others and us in the biopharmaceutical industry are lack of finances, difficulty of obtaining financing on favorable terms or at all, the significant costs, time and uncertainties related to efforts to obtain regulatory approval to market drug products in the U.S. and foreign countries. We have encountered a number of these challenges in our efforts to develop the AC Vaccine into marketable products including the following:

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 compared with the comparable periods ended September 30, 2007

Revenue

Revenue recognized for the three and nine months ended September 30, 2008 were $199,805 and $416,353, respectively, compared with revenue of $95,877 and $299,193, respectively, for the same periods in 2007. The increase in revenues for the three and nine months ended September 30, 2008 was due to higher manufacturing reimbursements related to compassionate use treatments and higher revenues realized from contract manufacturing.

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

Research and development costs incurred through September 30, 2008 were $55,642,184. The majority of these costs relate to clinical research and development of our AC Vaccine technology. Our management estimates that greater than 90% of the periodic and cumulative research and development expenses incurred relate to our one major program, the AC Vaccine. At this time, due to the risks inherent in the clinical trial process, risks associated with the product and product characterization, risks associated with regulatory review and approval of clinical product candidates and the limited funds available, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

During the three months ended September 30, 2008, research and development expenses decreased 23.4% from $1,350,907 as of September 30, 2007 to $1,034,206 as of September 30, 2008. For the nine-month period ended September 30, 2008, expenses decreased 0.2% from $3,402,404 as of September 30, 2007 to $3,394,444 as of September 30, 2008. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$520,778	$902,386	$1,592,336	$1,954,577
France	513,428	448,521	1,802,108	1,447,827
	$1,034,206	$1,350,907	$3,394,444	$3,402,404

In the U.S., the expense decrease in 2008 is the result of the decline in expenses for the Phase I/II study in M-Vax, which was completed in 2007 and less contract research organization costs because of the delayed launch of the Phase III registration study, MAVALDI, for M-Vax in the U.S., Europe and Israel. The decreased research costs were partially offset by higher legal fees, annual salaries and taxes for existing staff and hiring an additional staff in anticipation of the launch of Phase III. The increase in costs in France was due to higher salaries and taxes for new employees, allocation of general manager costs plus higher facility costs related to an increase in the amount of space.

Selling, General and Administrative Expenses

During the three months ended September 30, 2008, selling, general and administrative expenses increased approximately 31.0%, from $719,286 as of September 30, 2007 to $942,416, and for the nine month period ended September 30, 2008, expenses increased approximately 46.7% from $1,813,479 as of September 30, 2007 to $2,660,489. Expenses for the periods are broken out by region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$1,020,031	$587,116	$2,636,158	$1,451,891
France	23,635	132,170	125,581	361,588
	$1,043,666	$719,286	$2,761,739	$1,813,479

In the U.S., the expense increase in 2008 is the result of higher salary costs and related expense for the Company’s new executive officer, salary increases for existing administrative staff and higher consulting costs to improving existing accounting and financial processes. In addition, there were increased legal costs for securities, employment and financing matters and for patent counsel in connection with the filing and execution of ongoing patent expenses. Also, there were increased costs for investor relations and public relations activities related to on-going financing activities. The decrease in administrative costs in France is due to one less administrative person in 2008, allocation of general manager costs to research and development expenses and less spending on marketing and logistics activities for Phase III Mvax clinical trials.

Other income, net decreased from $108,085 and $202,963 earned in the three and nine months ended September 30, 2007, to $6,690 and $61,818 for the comparable periods in 2008. The decrease is the function of lower interest rates with a lower average invested balance of cash.

Assuming we are successful in raising substantial additional capital, we anticipate our spending over the next 12 months for research and development and selling, general and administrative expenses will increase as compared with 2008, as we continue to implement and accelerate the plan of operation described above.

Liquidity and Capital Resources

Currently, our liabilities on our balance sheet exceed our assets. Our ability to continue as an operating company depends upon our need to raise substantial additional capital immediately. We recently completed a Bridge Financing for the purpose of providing working capital. Even with closing the Bridge Financing, we will need to raise substantial additional funds immediately if we are to continue as a going concern. If we are successful in raising substantial additional capital, it should allow us to develop products, seek to obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. There is no assurance that additional capital can be raised in an amount which is sufficient for all such purposes, or on terms favorable to us or to our stockholders.

Our current extremely limited cash resources require that we significantly curtail our efforts to enlist new clinical sites for the Phase III registration trial for M-Vax and to significantly slow the patient enrollment in that trial until we are successful in raising additional capital. We will use the proceeds of any offering primarily to fund the additional costs associated with enlisting clinical sites for and patient enrollment in the Phase III trial for M-Vax and to initiate the Phase II clinical trial for O-Vax (“O-Vax”), the Company’s AC Vaccine for ovarian cancer, in the United States and for working capital and repayment of contractual obligations. To implement the current plan of operation described above for the balance of 2008 and into the first quarter of 2009, we need to raise substantial additional capital. If we are able to raise this additional capital, the key components of our plan of operation for the balance of 2008 and the first quarter of 2009 will include:

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

Because our working capital requirements depend upon numerous factors, including progress of our research and development programs, pre-clinical and clinical testing, timing and cost of obtaining regulatory approvals, changes in levels of resources that we devote to the development of manufacturing and marketing capabilities, competitive and technological advances, status of competitors, and our ability to establish collaborative arrangements with other organizations, there can be no assurance that our current cash resources will be sufficient to fund our operations beyond December 31, 2008. Because we have no committed external sources of capital, and expect no significant product revenues for the foreseeable future, we will require substantial additional financing to fund future operations or will need to enter into contract manufacturing relationships on terms favorable to us. There can be no assurance, however, that we will be able to obtain the additional funds sought or attract contract-manufacturing relationships on acceptable terms, if at all and we may have to cease operations. We have begun to curtail certain initiatives and projects, including the deferral of senior management salaries, due to the fact we have not raised additional long term financing as of the date of this report.

We closed the Bridge Financing with certain insiders of the Company and accredited investors for the purpose of providing working capital. Even with closing the Bridge Financing, we currently need to raise immediate substantial funds if we are to continue as a going concern. If we are successful in raising sufficient additional capital, it should allow us to develop products, seek to obtain regulatory approval for our proposed products, and enter into agreements for product development, manufacturing and commercialization. There is no assurance that additional capital can be raised in an amount which is sufficient for all such purposes, or on terms favorable to us or to our stockholders. In the event that we do not able to raise additional funds, it will be difficult for the Company to continue operations as they exist. We may be forced to sell all or a portion of our assets, cease operations or seek bankruptcy relief. If we discontinue our operations, we may not have sufficient funds to pay any amounts to our stockholders.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Chairman, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2008. Based upon that evaluation, our President and Chief Executive Officer and our Executive Chairman concluded that our disclosure controls and procedures were not effective as of September 30, 2008, due to the material weakness described in our Management’s Report on Internal Control Over Financial Reporting previously reported in our Form 10-K for the year ended December 31, 2007. These included:

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

In light of the material weaknesses, in preparing our consolidated financial statements as of and for the quarter ended September 30, 2008, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years covered thereby in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 1, 2008, a suit was filed against us by Texas A&M University in the United States District Court of Brazos County, Texas as previously disclosed in our Form 10-K, filed with the SEC on April 15, 2008. In October, 2008 the Company settled the suit for $25,000 plus interest on the unpaid balance payable over four months beginning in November, 2008.

On July 16, 2008, a suit was filed against us by the University of Colorado in the Adams County, Colorado District Court. The lawsuit by the University of Colorado alleges that the Company is in breach of a clinical research contract by failing to reimburse the University of Colorado for approximately $84,000 in patient enrollment and treatment expenses. The Company has previously responded that it disputes the amount billed based on milestones and other treatment criteria per the agreement’s term and conditions. The Company is defending the suit.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Form of Warrant.

10.1	Form of Convertible Note and Warrant Purchase Agreement, by and between AVAX Technologies, Inc. and the Purchasers, dated October 24, 2008.

10.2	Form of Amendment to Convertible Note and Warrant Purchase Agreement, by and between AVAX Technologies, Inc. and the Purchasers, dated October 24, 2008.

10.3	Form of Note.

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Company under Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAX Technologies, Inc.

Date: November 19, 2008

	By:	/s/ Francois Martelet
Francois Martelet
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)